Form 10-Q
period 2000-09-30
LML PAYMENT SYSTEMS INC
filed 2000-11-14
CIK 781891

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                        Commission File Number: 0-13959

                           LML PAYMENT SYSTEMS INC.
            (Exact name of registrant as specified in its charter)



     Yukon Territory, Canada                            ###-##-####
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


                         1680-1140 West Pender Street
                          Vancouver, British Columbia
                                Canada V6E 4G1
              (Address of principal executive offices) (Zip Code)

      Registrant's Telephone Number, Including Area Code: (604) 689-4440

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding as of October 31, 2000 was 15,024,741.

================================================================================

                           LML PAYMENT SYSTEMS INC.
                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.      FINANCIAL INFORMATION...........................................................     1

  Item 1.    Financial Statements............................................................     1

             Consolidated Balance Sheets at March 31, 2000 and September  30, 2000
             (unaudited).....................................................................     1

             Consolidated Statements of Operations and Deficit (unaudited) for the Three
             and Six Months Ended September 30, 1999 and 2000................................     2

             Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
             September 30, 1999 and 2000.....................................................     3

             Notes to Consolidated Financial Statements......................................     4

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................    14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................    19

PART II.     OTHER INFORMATION...............................................................    20

  Item 1.    Legal Proceedings...............................................................    20

  Item 2.    Changes in Securities and Use of Proceeds.......................................    20

  Item 4.    Submission of Matters to a Vote of Security Holders.............................    20

  Item 6.    Exhibits and Reports on Form 8-K................................................    21

             SIGNATURE PAGE..................................................................    23

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                                    PART I.

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LML PAYMENT SYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS
                               (In U.S. Dollars)

                                                                           September 30               March 31
                                                                                   2000                   2000
                                                                                      $                      $
                                                                            (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                               ASSETS

CURRENT ASSETS

     Cash and short term deposits                                            11,214,057             11,528,850
     Accounts receivable                                                        431,586                369,464
     Prepaid expenses                                                           512,264                459,999
                                                                         ---------------        ---------------
                                                                             12,157,907             12,358,313
                                                                         ---------------        ---------------

REAL PROPERTY                                                                 1,523,816              1,378,467

CAPITAL ASSETS  (Note 3)                                                      7,590,824              2,157,326

PATENTS (Note 4)                                                              1,766,718                602,491

OTHER ASSETS
     Restricted cash (Note 2)                                                   208,561                      -
     Goodwill, net  (Note 5)                                                  7,671,733              7,009,387
     Non-Compete, net (Note 5)                                                  137,509                      -
     Note receivable                                                            233,176                224,376
     Other assets                                                                     -                  7,221
                                                                         ---------------        ---------------
                                                                              8,250,979              7,240,984
---------------------------------------------------------------------------------------------------------------

                                                                             31,290,244             23,737,581
===============================================================================================================

                                              LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                 2,069,039              1,370,411
     Settlement holdback (Note 10(b))                                           350,000                      -
     Current portion of long term debt (Note 6)                                 336,745              1,151,751
                                                                         ---------------        ---------------
                                                                              2,755,784              2,522,162

LONG TERM DEBT (Note 6)                                                         381,206                 69,613
                                                                         ---------------        ---------------
                                                                              3,136,990              2,591,775
                                                                         ---------------        ---------------
COMMITMENTS AND CONTINGENCIES (Note 10)

                                           SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 7)                                                       29,710,237             44,047,550

DEFICIT                                                                      (1,556,983)           (22,901,744)
                                                                         ---------------        ---------------
                                                                             28,153,254             21,145,806
---------------------------------------------------------------------------------------------------------------

                                                                             31,290,244             23,737,581
===============================================================================================================

       See accompanying notes to the consolidated financial statements.

                           LML PAYMENT SYSTEMS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                     (In U.S. Dollars, except share data)
                                  (Unaudited)

                                                              Three Months Ended                         Six Months Ended
                                                                  September 30                             September 30
                                                              2000               1999                 2000                1999
                                                                 $                  $                    $                   $
--------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                  2,462,683             58,264            4,608,228             148,417

OPERATING EXPENSES                                       1,898,286            140,441            3,640,635             294,493
                                                      -------------     --------------       --------------       -------------
OPERATING INCOME (LOSS)                                    564,397            (82,177)             967,593            (146,076)
                                                      -------------     --------------       --------------       -------------

SALES, GENERAL & ADMINISTRATIVE EXPENSES                   916,629            175,132            1,589,937             370,203

OTHER ITEMS
  Other expenses                                            21,100            (63,309)               6,122             (54,834)
  Office relocation                                         90,504                  -               90,504                   -
  Interest Income                                         (187,323)                 -             (390,253)                  -

LOSS BEFORE INTEREST, TAX, DEPRECIATION               -------------     --------------       --------------       -------------
    AND AMORTIZATION                                      (276,513)          (194,000)            (328,717)           (461,445)
                                                      -------------     --------------       --------------       -------------

  Amortization                                             718,348            127,648            1,145,094             251,335
  Interest expense                                           1,124             54,201               83,172              96,218
                                                      -------------     --------------       --------------       -------------
                                                           719,472            181,849            1,228,266             347,553

                                                      -------------     --------------       --------------       -------------
NET LOSS                                                  (995,985)          (375,849)          (1,556,983)           (808,998)
                                                      =============     ==============       ==============       =============

DEFICIT, beginning of period                           (22,901,744)       (20,554,245)         (22,901,744)        (20,554,245)
DEFICIT ADJUSTMENT (See Note 7(a))                      22,901,744                  -           22,901,744                   -
                                                      -------------     --------------       --------------       -------------
AS ADJUSTED                                                      -        (20,554,245)                   -         (20,554,245)
                                                      -------------     --------------       --------------       -------------

DEFICIT, end of period                                    (995,985)       (20,930,094)          (1,556,983)        (21,363,243)
                                                      =============     ==============       ==============       =============

LOSS PER SHARE
  Basic                                                      (0.06)             (0.03)               (0.10)              (0.07)
                                                      =============     ==============       ==============       =============
  Diluted                                                    (0.06)             (0.03)               (0.10)              (0.07)
                                                      =============     ==============       ==============       =============

AVERAGE SHARES OUTSTANDING
  Basic                                                 15,105,306         11,119,066           15,105,306          11,119,066
  Diluted                                                   n/a                n/a                  n/a                 n/a

       See accompanying notes to the consolidated financial statements.

                           LML PAYMENT SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In U.S. Dollars)
                                  (Unaudited)

                                                                             Six Months Ended September 30
                                                                                   2000               1999
                                                                                      $                  $
-----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES:
      Net loss                                                              (1,556,983)           (808,998)
      Add items not affecting cash
               Amortization                                                  1,145,094             251,335
               Interest on long term debt                                            -              54,427

Net changes in current assets and current liabilities

      Accounts receivable                                                      (62,122)            (77,819)
      Prepaid expenses                                                          35,062              (9,631)
      Accounts payable and accrued liabilities                                 698,628             271,719
      Settlement holdback                                                      350,000                   -
                                                                          ------------         -----------
Net Cash provided by (used for) Operating Activities                           609,679            (318,967)
                                                                          ------------         -----------

INVESTING ACTIVITIES

      Real property                                                           (187,326)             (5,505)
      Acquisition of capital assets                                         (1,529,109)           (129,154)
      Patents                                                               (1,449,291)            (17,466)
      Restricted cash                                                         (208,561)                  -
      Goodwill                                                                (386,246)                  -
      Non-Compete                                                             (150,010)                  -
      Note receivable                                                           (8,800)                  -
      Intangible assets                                                          7,221                   -
      Deferred costs                                                                 -            (162,738)
                                                                          ------------         -----------
Net cash used for Investing Activities                                      (3,912,122)           (314,863)
                                                                          ------------         -----------

FINANCING ACTIVITIES

      Re-payment of long term debt                                          (1,121,280)                  -
      Proceeds from long term borrowing                                              -             260,000
      Re-payment of capital lease liability                                    (14,820)            (12,141)
      Proceeds from exercise of stock options                                4,123,750             444,000
                                                                          ------------         -----------
Net cash provided by Financing Activities                                    2,987,650             691,859
                                                                          ------------         -----------

INCREASE (DECREASE) IN CASH                                                   (314,793)             58,029

Cash and Cash Equivalents, beginning of period                              11,528,850              41,928
                                                                          ------------         -----------

Cash and Cash Equivalents, end of period                                    11,214,057              99,957
                                                                          ============         ===========

       See accompanying notes to the consolidated financial statements.

                           LML PAYMENT SYSTEMS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three months and the six months ended September 30, 1999 and 2000, and the consolidated statements of cash flows for the six months ended September 30, 1999 and 2000 of LML Payment Systems Inc. and its subsidiaries (collectively, the "Company") are unaudited. The Company's consolidated balance sheet as of March 31, 2000 was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Company's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Company's consolidated audited annual financial statements and notes. The Company's consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 2000, as filed with the Securities and Exchange Commission on September 29, 2000 (file no. 0-13959).

2.   Restricted Cash

                                                 September 30, 2000
                                                                  $
                                                 -------------------
         Phoenix, EPS (a)                                   183,561
         LHTW Properties Inc. (b)                            25,000
                                                 -------------------
                                                            208,561
                                                 ===================

     a) During the six months ended September 30, 2000, the Company entered into certain capital lease agreements for hardware, software and maintenance services with IBM Credit Corporation. (See Notes 6(b) and 9(e) to the consolidated financial statements). The Company posted a security deposit for the purpose of obtaining a more favorable rate of interest under the capital lease agreements. The Company has provided for the security deposit through an irrevocable letter of credit in the amount of $183,561.00 which renews annually until the lease obligations are satisfied in full. The Company placed funds equal to $183,561.00 in an annual term deposit earning an interest rate of 6.475% per annum.

     b) During the six months ended September 30, 2000, the Company obtained a mobile home dealer's security bond in order to proceed with the sale of real estate lots and mobile homes at its Wildwood Estates property. In order to obtain this bond, the Company secured a one-year irrevocable letter of credit in the amount of $25,000. The Company placed funds equal to $25,000 in a term deposit earning an interest rate of 6.105% per annum.

3.   Capital Assets

                                                                              September 30, 2000        March 31, 2000

                                                                                               $                     $
                                     ------------------------------------------------------------      ----------------
                                                           Accumulated
                                              Cost        Amortization                       Net                   Net
                                     ------------------------------------------------------------      ----------------
Computer Equipment (a)                   1,249,095             675,134                   573,961               221,110
Computer Software (a)                    1,123,404             551,595                   571,809               437,267
Furniture and Fixtures                     426,506             319,095                   107,411               124,963
Leasehold Improvements                     239,377             181,019                    58,358                61,800
Office Equipment                         1,251,751             850,585                   401,166               388,796
Vehicles                                   102,898              46,625                    56,273                69,135
Website & Trademarks                        31,700               6,071                    25,629                 1,523
System & Software (b)                    6,681,988             885,771                 5,796,217               852,732
                                     --------------       -------------          ----------------      ----------------
                                        11,106,719           3,515,895                 7,590,824             2,157,326
                                     ==============       =============          ================      ================

                           LML PAYMENT SYSTEMS INC.

     a) During the six months ended September 30, 2000, the Company entered into a capital lease agreement with IBM Credit Corporation for computer software and hardware in the amount of $167,526 and $383,225, respectively. The computer software is to be amortized over one (1) year and the hardware is to be amortized over a useful life of four
          (4) years. No amortization has been recorded on these assets as they were not yet in use.

     b) During the six months ended September 30, 2000, the Company acquired, as a result of its acquisition of Phoenix EPS, Inc. ("Phoenix"), certain assets relating to transaction processing and routing system software in the amount of $4,243,844. Also during this period, the Company settled the legal action commenced against Mr. Robert R. Hills and Mark Technologies Corporation ("MARK" (f/k/a ChequeMARK Technologies Corporation)). (See Notes 7(e) and 10(b) to the consolidated financial statements). As a result, the cash payment, legal costs incurred and the value of the returned shares of the Company's common stock originally issued to Mr. Hills and MARK for $1.00 per share have been included in System & Software for a net addition of $1,047,840.

     Capital assets include $683,822 of assets which are financed under various capital leases. Accumulated amortization on these assets totals $57,775. (See Note 6(b) to the consolidated financial statements).

4.   Patents

                                September 30, 2000          March 31, 2000
                                                 $                       $
                                -------------------         ---------------
     Cost                                1,891,224                 689,627
     Accumulated amortization              124,506                  87,136
                                -------------------         ---------------
                                         1,766,718                 602,491
                                ===================         ===============

     During the six months ended September 30, 2000, the Company capitalized $17,141 in costs associated with a patent for the authorization of check transactions over the internet. Also during the period, the Company settled the legal action commenced against Mr. Hills and MARK. (See Notes 7(e) and 10(b) to the consolidated financial statements). As a result, the cash payment, legal costs incurred and the value of the returned shares of the Company's common stock originally issued to Mr. Hills and MARK for $1.00 per share have been included in Patents for a net addition of $1,184,456, and such amount will be amortized over the remainder of the life of the patent, 12 years and 8 months.

5.   GOODWILL

                                                                                          September 30,        March 31,
     Goodwill has been recorded as follows:                                                        2000             2000
                                                                                                      $                $
                                                 -------------------------------------------------------    -------------
                                                        Total          Accumulated
                                                     Goodwill         Amortization                  Net              Net
                                                 -------------------------------------------------------    -------------
     CFDC Holdings Corp.                            4,334,368              361,197            3,973,171        4,189,889
     National Recovery Systems, Ltd. of
     America                                        2,891,793              216,884            2,674,909        2,819,498
     Phoenix, EPS (a)                                 539,805               13,495              526,310                -
     Check Technologies (b)                           510,096               12,753              497,343                -
                                                 -------------       --------------     ----------------    -------------
                                                    8,276,062              604,329            7,671,733        7,009,387
                                                 =============       ==============     ================    =============

     a) On July 9, 2000, the Company purchased all of the issued and outstanding shares of Phoenix, located in Scottsdale, Arizona. Phoenix engineers and markets electronic payment system software solutions to the retail industry. The terms of the purchase agreement called for the Company to issue to certain shareholders of Phoenix ("Phoenix Shareholders") $4,500,000 of the Company's common stock. The Company also agreed to pay a 3.5% finder's fee payable through the issuance of an additional 7,730 shares of the Company's common stock (See Note 7(d) to the consolidated financial statements). The purchase price was paid as follows:

                           LML PAYMENT SYSTEMS INC.

                                                         September 30, 2000
         Consideration                                                    $
                                                       ---------------------

         Vendors 220,857 shares @ $20.375/share                   4,500,000
                                                       =====================

         For the Phoenix acquisition, the Company used the purchase method of accounting which resulted in the Company recording goodwill in the amount of $539,805 and a transaction processing and routing system software in the amount of $4,243,844. The following represents a summary of the acquisition costs for Phoenix:

                                                                                        September 30, 2000
                                                                                                         $
                                                                                        -------------------
         Purchase price                                                                          4,500,000
         Net identifiable assets                                        4,243,900
         Less liabilities assumed                                               -               (4,243,900)
                                                                    --------------      -------------------

         Excess of purchase price over net tangible assets                                         256,100
         Finder's fee 7,730 shares @ $20.375/share                                                 157,500
         Acquisition costs                                                                         126,205
                                                                                        -------------------
                                                                                                   539,805
                                                                                        ===================

     b) On July 22, 2000, the Company purchased all of the issued and outstanding shares of Check Technologies, Inc. ("Check Technologies") located in Dallas, Texas. Check Technologies is a check verification and recovery business. The terms of the agreement called for the Company to issue to certain shareholders of Check Technologies ("Check Technologies Shareholders") $250,000 of the Company's common stock and $250,000 in cash. The Company also agreed to pay to a certain Check Technologies Shareholder and employee $150,010 pursuant to a non-compete agreement with additional consideration of $50,000 due in the first year upon satisfaction of certain conditions and an additional, unconditional $50,000 for each of the second and third years. The non-compete agreement has a maximum term of three (3) years. The Company also agreed to pay a 3.5% finder's fee in cash. The purchase price was paid as follows:

                                                          September 30, 2000
          Consideration                                                    $
                                                          ------------------

          Vendors 22,987 shares @ $10.875/share                      250,000
          Cash                                                       250,000
          Non-Compete                                                150,010
                                                          ==================
                                                                     650,010
                                                          ==================

          For the Check Technologies acquisition, the Company used the purchase method of accounting, which resulted in the Company recording goodwill in the amount of $510,096 and a valuation for the non-compete agreement of $ 150,010. The following represents a summary of the acquisition costs for Check Technologies:

                                                                                     September 30, 2000
                                                                                                      $
                                                                                     ------------------
          Purchase price                                                                        500,000
          Net identifiable assets                                        140,168
          Less Liabilities assumed                                        82,906                (57,262)
                                                                    ------------     ------------------

          Excess of purchase price over net tangible assets                                     442,738

          Finder's fee                                                                           24,270
          Acquisition costs                                                                      43,088
                                                                                     ------------------
                                                                                                510,096
                                                                                     ==================

                           LML PAYMENT SYSTEMS INC.

     The purchase price for each of CFDC Holdings Corp., Phoenix and Check Technologies was paid either entirely or partially with shares of the Company's common stock. As part of each transaction, the Company agreed to certain price protection covenants for the benefit of the former stockholders of the acquired companies. In the event the value of the shares of the Company's common stock exchanged for the shares of the acquired company's stock decreases below the deemed issue price per share of the Company's common stock, and the former shareholders of the acquired company sell such shares of the Company's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such shareholders would have a right to receive additional shares of the Company's common stock.

     Results of operations for the acquired companies from their respective dates of acquisition are included in the Consolidated Statements of Operations and Deficit.

6.   Long term debt

                                                            September 30, 2000     March 31, 2000
                                                                             $                  $
                                                            -------------------    ---------------
     Destiny Petroleum Inc. (a)                                              -          1,121,280
     Obligations under capital lease agreement (b)                     717,951            100,084
                                                            -------------------    ---------------
                                                                       717,951          1,221,364
     Less current portion                                              336,745          1,151,751
                                                            -------------------    ---------------
                                                                       381,206             69,613
                                                            ===================    ===============

     a) On June 8, 2000, the Company paid $1,201,117 to Destiny Petroleum Inc., a company controlled by an affiliate ("Destiny") in full satisfaction of a promissory note and mortgage on the Wildwood Estates property.

     b) During the six months ended September 30, 2000, the Company entered into a thirty-six (36) month and twelve (12) month capital lease agreement with IBM Credit Corporation for various hardware, software and maintenance services. At the end of the thirty-six (36) month lease agreement, the hardware, totaling $377,835 (inclusive of taxes), can be purchased for fair market value. This lease agreement expires in September 2003 and has an effective annual interest rate of 11.7%. The software, totaling $167,526, has a term of twelve (12) months and will be amortized over such twelve (12) month period. (See Note 3(a) to the consolidated financial statements). This lease agreement expires in September 2001 and has an effective annual interest rate of 4.6%. The maintenance services, totaling $87,326, are provided over a term of thirty-six (36) months and will be expensed over the term of the agreement. This agreement expires in September 2003 with an effective annual interest rate of 12%.

          The Company has various capital leases for computers, software, equipment and vehicles expiring between July 2001 and September 2003. (See Note 10(f) to the consolidated financial statements).

7.   Share Capital

     a) At the Company's Annual General Meeting held September 18, 2000, the Company's shareholders approved a reduction in the stated capital of the shares of the Company's common stock by $22,901,744 and to effect such reduction by reducing the amount of the Company's deficit by the same amount.

     b) At the Company's Annual General Meeting held September 18, 2000, the Company's shareholders approved an increase of the number of shares of the Company's common stock that may be granted under the Company's 1996 Stock Option Plan ("1996 Plan") and 1998 Stock Incentive Plan ("1998 Plan"). The number of shares of the Company's common stock that may be granted under the 1996 Plan increased from 2.5 million shares to 3 million shares and under the 1998 Plan increased from 1 million shares to 3 million shares

     c) During the six months ended September 30, 2000, the Company granted options to purchase 380,000 shares of the Company's common stock. The Company granted options to purchase 250,000 shares of the Company's common stock at $16.00 per share pursuant to the 1996 Plan and all of these options were exercised during the period. The Company granted options to purchase 130,000 shares of the Company's common stock at $20.375 per share pursuant to the 1998 Plan. These options vest in increments every six (6) months over a three (3) year period and expire in July 2005.

                           LML PAYMENT SYSTEMS INC.

     d) During the six months ended September 30, 2000, a total of 220,857 shares of the Company's common stock were issued at a price of $20.375 per share for the purchase of Phoenix and 7,730 shares were issued at a price of $20.375 per share for a finder's fee related to the acquisition of Phoenix. (See Note 5(a) to the consolidated financial statements). During the six months ended September 30, 2000, a total of 22,987 shares of the Company's common stock were issued at a price of $10.875 per share for the purchase of Check Technologies. (See Note 5(b) to the consolidated financial statements).

     e) Effective August 22, 2000, the Company, Mr. Hills and MARK reached a settlement with respect to the Company's legal action commenced against Mr. Hills and MARK. Pursuant to the terms of the settlement, 466,820 of the 541,820 shares of the Company's common stock that were originally issued to Mr. Hills and MARK and held in escrow were returned to the Company for cancellation at the original issue price of $1.00 per share. (See Notes 3(b), 4 and 10(b) to the consolidated financial statements).

8.   Supplemental Non-Cash Activities

During the six months ended September 30, 2000, the Company acquired hardware, software and maintenance services totaling $632,687, which were financed under certain capital lease agreements with IBM Credit Corporation. (See Note 6(b) to the consolidated financial statements). Also, during the six months ended September 30, 2000, the Company purchased Phoenix through the issuance of 220,857 shares of the Company's common stock, purchased Check Technologies through the issuance of 22,987 shares of the Company's common stock and paid a finder's fee through the issuance of 7,730 shares of the Company's common stock related to the Phoenix acquisition. (See Note 7(d) to the consolidated financial statements). In addition, during the six months ended September 30, 2000, 466,820 shares of the Company's common stock were returned to the Company for cancellation pursuant to the settlement with Mr. Hills and MARK. (See Notes 7(e) and 10(b) to the consolidated financial statements).

9.   Industry and Geographic Segments

                                                                   Administrative Operations
                                                                             Canada
                                            Three months ended September 30          Six months ended September 30
                                            ---------------------------------     ----------------------------------
                                                     2000               1999                2000               1999
                                                        $                  $                   $                  $
                                            --------------    ---------------     ---------------     --------------
   Revenue outside the Company                          -                  -                   -                  -
                                            ==============    ===============     ===============     ==============
   Segment operating loss                        (260,766)           (43,510)           (265,668)          (190,438)
                                            ==============    ===============     ===============     ==============
   Identifiable assets                         10,523,174            342,787          10,523,174            342,787
                                            ==============    ===============     ===============     ==============
   Capital expenditure                             11,442             22,095              46,250             22,095
                                            ==============    ===============     ===============     ==============
   Amortization                                    10,265              5,333              18,235             10,732
                                            ==============    ===============     ===============     ==============
                                                                  Residential Real Estate Operations
                                                                               U.S.
                                             Three months ended September 30          Six months ended September 30
                                            ---------------------------------     ----------------------------------
                                                     2000               1999                2000               1999
                                                        $                  $                   $                  $
                                            --------------    ---------------     ---------------     --------------
   Revenue outside the Company                     44,494             42,498              90,578             83,934
                                            ==============    ===============     ===============     ==============
   Segment operating loss                         (16,572)           (31,942)           (138,411)           (61,005)
                                            ==============    ===============     ===============     ==============
   Identifiable assets                          1,527,987          1,417,987           1,527,987          1,417,987
                                            ==============    ===============     ===============     ==============
   Capital expenditure                             17,273                406             187,326              5,505
                                            ==============    ===============     ===============     ==============
   Amortization                                     7,272                  -              41,978                  -
                                            ==============    ===============     ===============     ==============

                           LML PAYMENT SYSTEMS INC.

                                                              Financial Payment Processing Operations
                                                                                U.S.
                                             Three months ended September 30          Six months ended September 30
                                            ---------------------------------     ----------------------------------
                                                     2000               1999                2000               1999
                                                        $                  $                   $                  $
                                            --------------    ---------------     ---------------     --------------
   Revenue outside the Company                  2,418,189             15,766           4,517,650             64,483
                                            ==============    ===============     ===============     ==============
   Revenue major customers                      1,189,691                  -           2,471,205                  -
                                            ==============    ===============     ===============     ==============
   Segment operating loss                        (720,146)          (300,397)         (1,152,904)          (557,555)
                                            ==============    ===============     ===============     ==============
   Identifiable assets                         19,239,083          2,055,248          19,239,083          2,055,248
                                            ==============    ===============     ===============     ==============
   Goodwill, net                                7,671,733                  -           7,671,733                  -
                                            ==============    ===============     ===============     ==============
   Non-compete, net                               137,509                  -             137,509                  -
                                            ==============    ===============     ===============     ==============
   Capital expenditure                          7,170,458             85,275           7,254,937            169,134
                                            ==============    ===============     ===============     ==============
   Amortization                                   702,310            122,315           1,084,881            240,603
                                            ==============    ===============     ===============     ==============
                                                                             TOTAL
                                             Three months ended September 30          Six months ended September 30
                                            ---------------------------------     ----------------------------------
                                                     2000               1999                2000               1999
                                                        $                  $                   $                  $
                                            --------------    ---------------     ---------------     --------------
   Revenue outside the Company                  2,462,683             58,264           4,608,228            148,417
                                            ==============    ===============     ===============     ==============
   Revenue major customers                      1,189,691                  -           2,471,205                  -
                                            ==============    ===============     ===============     ==============
   Segment operating loss                        (997,485)          (375,849)         (1,556,983)          (808,998)
                                            ==============    ===============     ===============     ==============
   Identifiable assets                         31,290,244          3,816,022          31,290,244          3,816,022
                                            ==============    ===============     ===============     ==============
   Goodwill, net                                7,671,733                  -           7,671,733                  -
                                            ==============    ===============     ===============     ==============
   Non-compete, net                               137,509                  -             137,509                  -
                                            ==============    ===============     ===============     ==============
   Capital expenditure                          7,199,173            107,776           7,488,513            196,734
                                            ==============    ===============     ===============     ==============
   Amortization                                   719,847            127,648           1,145,094            251,335
                                            ==============    ===============     ===============     ==============

The Company employed a large amount of financial and managerial resources relating to its Financial Payment Processing Operations. The Financial Payment Processing Operations involve point-of-sale check authorization and check recovery services. In previous years, the Company operated primarily in two industries, the Administrative Operations and Residential Real Estate Operations. Administrative Operations involved the point-of-sale merchant discount business in Canada and currently includes the corporate administration of the Company's headquarters. Residential Real Estate Operations involve the development and sale of adult oriented residential real estate lots and homes in the United States. There were no inter-segment sales.

10.  Commitments and Contingencies

     a) At the six months ended September 30, 2000, unpaid dividends on LHTW Properties Inc. Class A Preference shares totaled $372,585. Preference share dividends are payable to Destiny, the preferred stock shareholder, at the option of the board of directors of LHTW Properties Inc.

     b) Effective August 22, 2000, the Company, Mr. Hills and MARK reached a settlement with respect to the Company's legal action commenced March 10, 1999 and other claims against Mr. Hills and MARK. Pursuant to the terms of the settlement, 466,820 of the 541,820 shares of the Company's common stock that were being held in escrow were returned to the Company for cancellation. In addition, the Company was relieved of its obligation to issue to Mr. Hills and MARK 1,828,560 earn-out shares pursuant to certain agreements (which amount includes earn-out shares issuable to Mr. Hills and Mr. Hills' portion of any earn-out-shares issuable to MARK). The settlement does not affect the rights to earn-out shares of shareholders of MARK, other than Mr. Hills. The Company agreed to pay $2,500,000 cash and to allow 75,000 shares of the Company's common stock to be released from escrow to Mr. Hills. The Company is withholding $350,000 of the $2,500,000 cash settlement proceeds for the purpose of defending or pursuing other legal claims regarding ownership, license or infringement of certain intellectual property of the Company, including U.S. Patent 5,484,988 (the "Patent"), against persons other than Mr. Hills who

                           LML PAYMENT SYSTEMS INC.

          may claim rights directly or indirectly from Mr. Hills, including the claims asserted by Global Transaction Systems, LLC. (See Note 10(c) to the consolidated financial statements). If there is no such ongoing litigation as of August 21, 2005, the portion of the $350,000 not used by the Company for litigation expenses will be delivered to Mr. Hills. The settlement also called for entry of an agreed permanent injunction, which has been entered, in which Mr. Hills will not (a) for a period of three (3) years from the date of the injunction, carry on or engage in any business that is competitive with the products or services of the Company, or which relate to the electronic payment and collections industry, (b) engage in any acts constituting partial or complete infringement of the Patent or the ChequeMARK system software,
          (c) represent that anyone other than the Company is the holder of the Patent, or (d) represent or imply that he holds any ownership interest in the ChequeMARK system software or its underlying patents. Subsequently, Mr. Hills has stated in a press release "that LML through its subsidiaries are the owners of U.S. Patent No. 5,484,988 and any continuations thereto..." On September 22, 2000, the United States District Court Middle District of Florida, Jacksonville Division entered an order stating that Mr. Hills has had no ownership interest or any other interest in the Patent or U.S. Patent Application Nos. 08/775,400 or 09/562,303 since March 11, 1998.

     c) On July 20, 2000, Global Transaction Systems, LLC, a Nevada limited liability company ("Global"), filed a complaint against the Company in the United States District Court, Southern District of Florida, for patent and copyright infringement of the Patent. Global served an amended complaint on the Company on September 7, 2000, seeking a declaratory judgment. The amended complaint alleges that Global is the rightful owner of the Patent as the result of an alleged assignment to Global of the Patent by Mr. Hills. The Company purchased the Patent from Messrs. Nichols and Hills on March 11, 1998. The Company filed a motion with the court to dismiss the Global action on the grounds that the defendant named in the suit was incorrect. This motion was subsequently denied on October 31, 2000. The Company's management is of the opinion that the complaint filed by Global has no basis and is without merit and intends to defend it vigorously.

     d) The Company continues to defend the claim in the United States District Court for the Southern District of Florida, Ocala Division regarding the release of approximately 254,000 shares of the Company's common stock being held under the terms of the voluntary pooling agreement established in connection with the acquisition of Wildwood Estates. The plaintiffs are alleging that the Company is improperly preventing the release of those shares. The outcome of this action is unknown at this time.

     e) The purchase price for each of CFDC Holdings Corp., Phoenix and Check Technologies was paid either entirely or partially with shares of the Company's common stock. As part of each transaction, the Company agreed to certain price protection covenants for the benefit of the former stockholders of the acquired companies. In the event the value of the shares of the Company's common stock exchanged for the shares of the acquired company's stock decreases below the deemed issue price per share of the Company's common stock, and the former shareholders of the acquired company sell such shares of the Company's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such shareholders would have a right to receive additional shares of the Company's common stock.

     f)   Lease obligations

          i) Capital Leases. The Company has entered into certain lease commitments where title to the assets will, at the option of the Company, transfer to the Company at the expiration of the lease. These commitments have been recorded as capital leases. During the six months ended September 30, 2000, the Company entered into a thirty-six (36) month and twelve (12) month capital lease agreement with IBM Credit Corporation for various hardware, software and maintenance services. (See Note 6(b) to the consolidated financial statements).

          Future Minimum Payments Due

                                                                     $
          September 30, 2001                                   391,062
          September 30, 2002                                   238,086
          September 30, 2003                                   183,274
                                                           -----------
                                                               812,422

          Less:  amount representing interest                   94,471
                                                           -----------

          Net principal balance                                717,951

                           LML PAYMENT SYSTEMS INC.

     Less:  amount included in current liabilities           336,745
                                                          -----------

                                                             381,206
                                                          ===========

     These lease agreements are secured by the equipment under lease.

     ii)  Operating Leases:

     Future Minimum Payments Due

                                                                   $
                                                         ------------

     2001                                                    320,160
     2002                                                    308,185
     2003                                                    253,129
                                                         ------------

                                                             881,474
                                                         ============

During the six months ended September 30, 2000, the Jacksonville, Florida offices were relocated to Dallas, Texas where the Company maintains processing facilities. The Jacksonville office lease obligation was settled for $50,000, saving the Company $33,596. In addition, the Company entered into a five (5) year office lease in Scottsdale, Arizona for approximately 5,000 square feet at a cost of $6,293 per month which expires on September 30, 2005. A security deposit of $25,000 was required under the lease and will be placed in an interest-bearing account with a minimum of a 6.3% annual interest rate. The security deposit will be returned, with interest, to the Company at the end of the twenty-fourth month of the lease term, provided that there is no material default of this lease.

11.  Related Party Transactions

     During the six months ended September 30, 2000, the Company had the following transactions with related parties:

     a) A subsidiary of the Company leases office facilities from a company controlled by a director of the subsidiary. The lease term expires March 2002. Total lease expenses paid to this related party for the six months ended September 30, 2000 were $22,500.

     b) The Company paid to Destiny $1,076,530 of principal and $124,587 of interest and penalties for a total of $1,201,117, in full satisfaction of a promissory note and mortgage on the Wildwood Estates property. (See Note 6(a) to the consolidated financial statements).

12. Reconciliation of United States to Canadian Generally Accepted Accounting Principles

     These financial statements are prepared using Canadian generally accepted accounting principles ("CDN GAAP") which do not differ materially from United States generally accepted accounting principles ("U.S. GAAP") with respect to the accounting policies and disclosures in these financial statements except as set out below:

     a) Under U.S. GAAP, merchant contract costs, which have been deferred in the accounts, would be recorded as operating expenses.

     b) Under U.S. GAAP, the Company follows Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" for options issued to consultants. The Company's policy is to record the compensation when the options vest. During the six month period ended September 30, 2000, options to purchase 53,332 shares of the Company's common stock issued to a consultant vested.

     c) Under U.S. GAAP, business combination costs incurred for the completion of an amalgamation accounted for as a pooling of interests would be recorded as operating expenses

                           LML PAYMENT SYSTEMS INC.

     d) Under U.S. GAAP, preferred shares of a subsidiary that are held by a third party are not included in equity and are presented as a minority interest.

Adjustments under U.S. GAAP result in changes to the Consolidated Statement of Operations of the Company as follows:

                                                                 Three months ended                    Six months ended
                                                                    September 30                         September 30
                                                            -----------------------------       -------------------------------
                                                                    2000            1999               2000               1999
                                                                       $               $                  $                  $
                                                            -------------    ------------       ------------      -------------
Net loss - CDN GAAP                                             (995,985)       (375,849)        (1,556,983)          (808,998)
U.S. GAAP adjustments:
Add: amortization merchant contract costs (a)                          -          31,775                  -             62,814
Merchant contract costs expensed (a)                                   -               -                  -             (8,893)
Consultants stock based compensation (b)                        (166,229)              -           (221,668)                 -
                                                            -------------    ------------       ------------      -------------

Net loss - U.S. GAAP                                          (1,162,214)       (344,074)        (1,778,651)          (755,077)
                                                            =============    ============       ============      =============
Loss per share - U.S. GAAP
Basic                                                              (0.08)          (0.03)             (0.12)             (0.07)
                                                            =============    ============       ============      =============
Diluted                                                            (0.08)          (0.03)             (0.12)             (0.07)
                                                            =============    ============       ============      =============

Adjustments under U.S. GAAP result in changes to the Consolidated Balance Sheet of the Company as follows:

                                        September 30, 2000                                        March 31, 2000
                           ---------------------------------------------        ----------------------------------------------------
                               CDN.                          U.S.                      CDN.                               U.S.
                              GAAP $         ADJ.           GAAP $                    GAAP $             ADJ.            GAAP $
                           ----------------------------------------------       ----------------------------------------------------
  Current Assets             12,157,907            -       12,157,907                12,358,313              -        12,358,313

  Real Property               1,523,816            -        1,523,816                 1,378,467              -         1,378,467

  Capital Assets              7,590,824            -        7,590,824                 2,157,326              -         2,157,326

  Patent                      1,766,718            -        1,766,718                   602,491              -           602,491

  Other Assets                8,250,979            -        8,250,979                 7,240,984              -         7,240,984
                           ----------------------------------------------       ----------------------------------------------------

                             31,290,244            -       31,290,244                23,737,581              -        23,737,581
                           ==============================================       ====================================================


  Current Liabilities         2,755,784            -        2,755,784                 2,522,162              -         2,522,162

  Long Term Debt                381,206            -          381,206                    69,613              -            69,613
                           ----------------------------------------------       ----------------------------------------------------

  TOTAL LIABILITIES           3,136,990            -        3,136,990                 2,591,775              -         2,591,775
                           ----------------------------------------------       ----------------------------------------------------

  LHTW CLASS A
  PREFERENCE SHARES  (d)              -      883,283/1/       883,283                         -        883,283/1/        883,283
                           ----------------------------------------------       ----------------------------------------------------

  SHARE CAPITAL (b),
  (c), (d)                   29,710,237     (553,091)/1/   29,157,146                44,047,550       (774,759)/1/    43,272,791
                           ----------------------------------------------       ----------------------------------------------------

  DEFICIT (a), (b)           (1,556,983)    (330,192)      (1,887,175)/2/           (22,901,744)      (108,524)      (23,010,268)/2/
                           ----------------------------------------------       ----------------------------------------------------

                             31,290,244            -       31,290,244                23,737,581              -        23,737,581
                           ==============================================       ====================================================

                           LML PAYMENT SYSTEMS INC.

    /1/      Share capital:                                         September 30, 2000             March 31, 2000
                                                                                     $                          $
                                                              ------------------------      ---------------------
    Add: Consultants stock based compensation (b)                              221,668                          -
    Add: Business combination costs expensed (c)                               108,524                    108,524
    Less: LHTW CLASS A Preference shares (d)                                  (883,283)                  (883,283)
                                                              -------------------------     ---------------------

    Share capital - U.S. GAAP Adjustment                                      (553,091)                  (774,759)
                                                              ========================      =====================

    /2/      Deficit:                                               September 30, 2000             March 31, 2000
                                                                                     $                          $
                                                              ------------------------      ---------------------
    Deficit, beginning of year                                             (23,010,268)               (20,662,769)
    Deficit adjustment (see Note 7(a))                                      22,901,744                          -
                                                              ------------------------      ---------------------
    Adjusted Deficit, beginning of period                                     (108,524)               (20,662,769)

    Net Loss per CDN GAAP                                                   (1,556,983)                (2,347,499)
    Consultants stock based compensation (b)                                  (221,668)                         -
                                                              ------------------------      ---------------------
    Net Loss per US GAAP                                                    (1,778,651)                (2,347,499)
                                                              ------------------------      ---------------------

    Deficit - U.S. GAAP                                                     (1,887,175)               (23,010,268)
                                                              ========================      =====================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Unless the context otherwise requires, references in this report on Form 10-Q to the "Company", "LML", "we", "us" or "our" refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.'s direct subsidiaries include ChequeMARK Holdings Inc. ("ChequeMARK"), Legacy Promotions Inc. and LHTW Properties Inc. ("LHTW"). LHTW's direct subsidiary is Quail Roost Sales Corp. ChequeMARK's direct subsidiaries include ChequeMARK Patent Inc., ChequeMARK Inc., Phoenix EPS, Inc. and CFDC Holdings Corp. ("CFDC"). CFDC's direct subsidiaries include National Recovery Systems of America d/b/a Check Center ("Check Center") and CF Data Corp. ("CF Data"). Check Center's direct subsidiary is National Process Servers. CF Data's direct subsidiary is Check Technologies Inc. Unless otherwise specified herein, all references herein to dollars or "$" are to U.S. Dollars.

     The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission on September 29, 2000 (file no. 0-13959). The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

Forward Looking Information

     All statements other than statements of historical fact contained herein are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "project," "potential" or "expect" or similar statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing the Company's services, the volume and total value of transactions processed by merchants utilizing the Company's services, the technological adaptation of check verification end-users, the issuance of additional patents necessary to protect the business enterprise, the renewal of material contracts in the Company's business, the Company's ability to anticipate and respond to technological changes, particularly with respect to financial payments and e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, the Company's ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against the Company, and the cost of protecting the Company's intellectual property. Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely due to technological change, increased competition, additional government regulation or intervention in the industry, general economic conditions, other risks described in the Company's filings with the Securities and Exchange Commission and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

Overview

     The Company is a financial payment processor specializing in providing end-to-end check processing solutions for national, regional and local retail merchants in the United States. The Company's processing services include check verification and collection services along with electronic processing services, including Electronic Check Re-presentment or "RCK" (whereby returned checks are re-presented for payment electronically) and Electronic Check Conversion or "ECC" (whereby paper checks are converted into electronic transactions right at the point of sale). The Company focuses on providing these services to supermarkets, grocery stores, multi-lane retailers, convenience stores and other retailers.

     Acquisitions. On July 9, 2000, the Company acquired Phoenix which engineers and markets host-based software products that provide centralized gateway services for electronic payment authorized traffic between store registers and authorized networks. Phoenix's flagship product REPS (Retail Electronic Payment System) provides real-time transaction monitoring, authorization and selective routing of debit card, credit card, EBT and check verification transactions. The REPS architecture is scalable to support a wide range of electronic payment transaction volume, and will be used to assist in building the Company's infrastructure such that the Company will be able to offer integrated payment processing solutions on a single and well-proven platform and product offerings can be made side by side with credit cards, debit cards, EBT cards (food stamps) and other electronic payment methods.

     Pursuant to a Share Purchase Agreement between the Company, Phoenix and the Phoenix Shareholders dated as of July 9, 2000, the Company agreed to purchase all of the issued and outstanding shares of Phoenix from the Phoenix Shareholders for a purchase price of $4,500,000 paid by the issuance to the Phoenix Shareholders of an aggregate of 220,857 shares of the Company's common stock. As part of this acquisition, the Company agreed to certain price protection covenants for the benefit of the Phoenix Shareholders. In the event the value of the shares of the Company's common stock exchanged for shares of Phoenix's stock decreases below the deemed issue price per share of the Company's common stock, and the Phoenix Shareholders sold such shares of the Company's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such Phoenix Shareholders would have a right to receive additional shares of the Company's common stock. The Company also agreed to pay a 3.5% finder's fee in connection with this acquisition through the issuance of an additional 7,730 shares of the Company's common stock. (See Note 5(a) to the consolidated financial statements).

     On July 22, 2000, the Company acquired Check Technologies Inc. ("Check Technologies"), which is located in Dallas, Texas. Check Technologies is a check verification and recovery company with a primary client base located in Texas and Louisiana. Check Technologies' regional clients include Dominos Pizza, Centennial Liquor, Whole Foods Market, Drug Emporium and Paragon Cable. The Company is proceeding with the planned integration of Check Technologies' operations into its processing facilities in Dallas, Texas and expects this to be completed shortly.

     Pursuant to a Share Purchase Agreement between the Company and the Check Technologies Shareholders dated as of July 22, 2000, the Company agreed to purchase all of the issued and outstanding shares of Check Technologies from the Check Technologies Shareholders for a purchase price of $500,000 paid by $250,000 in cash and the issuance to the Check Technologies Shareholders of an aggregate of 22,987 shares of the Company's common stock. In connection with the purchase of Check Technologies and in exchange for certain cash consideration, one of the Check Technologies Shareholders and an employee of Check Technologies entered into separate non-compete agreements with the Company. As part of this acquisition, the Company agreed to certain price protection covenants for the benefit of the Check Technologies Shareholders. In the event the value of the shares of the Company's common stock exchanged for shares of Check Technologies' stock decreases below the deemed issue price per share of the Company's common stock, and the Check Technologies Shareholders sold such shares of the Company's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such Check Technologies Shareholders would have a right to receive additional shares of the Company's common stock. The Company also agreed to pay a 3.5% finder's fee in cash in connection with this acquisition. (See Note 5(b) to the consolidated financial statements).

     Facilities. During the six months ended September 30, 2000, the Company has been moving forward with the implementation of plans to establish a primary processing center in Scottsdale, Arizona, which will complement the existing processing facilities in Dallas, Texas. The Company made significant investments in connection with these plans including entering into a five (5) year office lease in Scottsdale, Arizona for approximately 5,000 square feet of office space to house this new processing center. The Company also entered into certain capital lease agreements with a total value of more than $600,000 in August 2000, to obtain additional hardware, software and maintenance services in connection with the facilities in Scottsdale, Arizona. In addition, the Company completed the relocation of its Jacksonville, Florida offices to Dallas, Texas during the six months ended September 30, 2000.

     Other Operations. The Company has continued implementing steps necessary to resume sales and marketing activities at its development property known as Wildwood Estates. In order to conduct mobile home sales at Wildwood Estates, the Company has taken steps to obtain a `Mobile Home Dealer's License' and has also begun investigating the acquisition of model home inventory which would be made available for viewing by potential home purchasers. The Company also initiated magazine advertising to promote the sale of homes at Wildwood Estates. Further, the Company has retained a real estate agent to sell homes and real estate lots at Wildwood Estates. These steps, in addition to the recent connection of the City of Wildwood, Florida's water and wastewater facilities to the property, should enhance opportunities for the potential development of new and existing home sites. The Company will continue to list the property for sale while evaluating its options for further development of the undeveloped portion of the property or possible disposition of the property if a transaction can be consummated on acceptable terms.

Results of Operations

Three Months Ended September 30, 2000 Results Compared to Three Months Ended September 30, 1999 (All References Are To Fiscal Years)

     Increases in revenues, expenses and income for the three months ended September 30, 2000 were primarily attributable to the inclusion of financial results for CFDC (including CF Data and Check Center) and two (2) months financial results for Phoenix and Check Technologies. Total revenue for the three months ended September 30, 2000, increased to approximately $2,462,683, an increase of approximately $2,404,419 (4,126.8%) from total revenue of approximately $58,264 for the three months ended September 30, 1999. CF Data accounted for approximately $880,163 or 35.7% of total revenue, Check Center accounted for approximately $1,071,145 or 43.5% of total revenue, Phoenix accounted for approximately $332,946 or 13.5% of total revenue, and Check Technologies accounted for approximately $117,880 or 4.8% of total revenue.

     Operating income for the three months ended September 30, 2000, was approximately $564,397, an increase of approximately $646,574 from the operating loss of approximately ($82,177) for the three months ended September 30, 1999. Operating expenses for the three months ended September 30, 2000, exclusive of non-cash items, were approximately $1,898,285, an increase of approximately $1,757,844 (1251.7%) compared to approximately $140,441 for the three months ended September 30, 1999. CF Data accounted for approximately $733,252 or 41.7% of the increase in operating expenses which amount included approximately $480,752 for salaries and employee related costs, $168,297 for its equipment and operating leases, insurance, maintenance and dues, and $82,197 in travel and communication costs. Check Center accounted for approximately $699,653 or 39.8% of the increase in operating expenses which amount included approximately $466,934 for salaries and employee related costs, $173,587 for its operating lease, insurance, maintenance and dues, and $33,413 in travel and communication costs. Phoenix accounted for approximately $189,620 or 10.8% of the increase in operating expenses which amount included approximately $166,724 for salaries and employee related costs. Check Technologies accounted for approximately $134,873 or 4.0% of the increase in operating expenses which amount included approximately $64,576 for salaries and employee related costs, $36,597 for its operating lease, insurance, maintenance and dues, and $22,114 in travel and communication costs. Sales, general and administrative expenses for the three months ended September 30, 2000, exc1usive of non-cash items, were approximately $916,629, an increase of approximately $741,497 (423.4%) compared to approximately $175,132 for the three months ended September 30, 1999. CF Data accounted for approximately $194,646 of the increase, Check Center accounted for approximately $173,008 of the increase, Phoenix accounted for approximately $37,075 of the increase, and Check Technologies accounted for approximately $37,995 of the increase. The Company's corporate office accounted for approximately $270,353 of the increase in sales, general and administrative expenses which amount included approximately $183,187 for legal costs and $87,166 for shareholder and related costs.

     Other expenses for the three months ended September 30, 2000, were approximately $21,100, compared to other expenses for the three months ended September 30, 1999 which were reported as a gain of approximately ($63,309), consisting mainly of a foreign exchange gain of approximately ($59,097), and other income of approximately ($3,688). An additional expense of approximately $90,504 for the three months ended September 30, 2000, was for the cost to relocate the Jacksonville, Florida office to Dallas, Texas. This cost includes the operating lease obligation for the Jacksonville, Florida office that was settled for $50,000, saving the Company $33,596. Interest income for the three months ended September 30, 2000, was approximately $187,323, which consisted of interest earned for funds placed in term deposits or short-term commercial paper.

     Amortization expense for the three months ended September 30, 2000, increased to approximately $719,848, an increase of approximately $592,200 (463.9%) from approximately $127,648 for the three months ended September 30, 1999. The increase was primarily attributable to approximately $541,020 of amortization expense related to the Company's acquisitions of CFDC, Check Center, Phoenix and Check Technologies and approximately $38,975 of amortization expense related to the ChequeMARK system software and the Patent. Interest expense for the three months ended September 30, 2000, decreased to approximately $1,124, a decrease of approximately $53,077 from approximately $54,201 for the three months ended September 30, 1999. The decrease in interest is attributable to the payment in full of the mortgage and promissory note to Destiny and short-term borrowings.

     For the three months ended September 30, 2000, the Company reported a loss before interest, tax, depreciation and amortization, or "EBITDA," of approximately ($276,513) or approximately ($.02) per share compared to an EBITDA loss of approximately ($194,000) or approximately ($.02) per share for the three months ended September 30, 1999 and a net loss of approximately ($997,485) or approximately ($.06) per share for the three months ended September 30, 2000, compared to a net loss of approximately ($375,849) or approximately ($.03) per share reported for the three months ended September 30, 1999.

Six Months Ended September 30, 2000 Results Compared To Six Months Ended September 30, 1999 (All References Are To Fiscal Years)

     Increases in revenues, expenses and income for the six months ended September 30, 2000 were primarily attributable to the inclusion of financial results for CFDC (including CF Data and Check Center) and two (2) months financial results for Phoenix and Check Technologies. Total revenue for the six months ended September 30, 2000, increased to approximately $4,608,228, an increase of approximately $4,459,811 (3,005.0%) from approximately $148,417 for the six months ended September 30, 1999. CF Data accounted for approximately $1,837,716 or 39.9% of total revenue, Check Center accounted for approximately $2,205,199 or 47.9% of total revenue, Phoenix accounted for approximately $332,946 or 7.2% of total revenue, and Check Technologies accounted for approximately $117,880 or 2.6% of total revenue.

     Operating income for the six months ended September 30, 2000 was approximately $967,593, an increase of approximately $1,113,669 from the operating loss of approximately ($146,076) for the six months ended September 30, 1999. Operating expenses for the six months ended September 30, 2000, exclusive of non-cash items, were approximately $3,640,634, an increase of approximately $3,346,141 (1,136.2%) compared to approximately $294,493 for the six months ended September 30, 1999. CF Data accounted for approximately $1,550,750 or 46.3% of the increase in operating expenses which amount included approximately $919,336 for salaries and employee related costs, $361,328 for its equipment and operating leases, insurance, maintenance and dues, and $251,986 in travel and communication costs. Check Center accounted for approximately $1,483,820 or 44.3% of the increase in operating expenses which amount included approximately $1,022,061 for salaries and employee related costs, $351,426 for its operating lease, insurance, maintenance and dues, and $72,182 in travel and communication costs. Phoenix accounted for approximately $189,620 or 5.7% of the increase in operating expenses which amount included approximately $166,724 for salaries and employee related costs. Check Technologies accounted for approximately $134,873 or 4.0% of the increase in operating expenses which amount included approximately $64,576 for salaries and employee related costs, $36,597 for its operating lease, insurance, maintenance and dues, and $22,114 in travel and communication costs. Sales, general and administrative expenses for the six months ended September 30, 2000, exc1usive of non-cash items, were approximately $1,589,937, an increase of approximately $1,219,734 (76.7%) compared to approximately $370,203 for the six months ended September 30, 1999. CF Data accounted for approximately $433,713 of the increase, Check Center accounted for approximately $329,695 of the increase, Phoenix accounted for approximately $37,075 of the increase, and Check Technologies accounted for approximately $37,995 of the increase. The Company's corporate office accounted for approximately $376,539 of the increase in sales, general and administrative expenses which amount included approximately $221,181 for legal and professional costs, $97,685 for shareholder and related costs and $57,673 for insurance, office and sundry costs.

     Other expenses for the six months ended September 30, 2000, were approximately $6,122, compared to other expenses for the six months ended September 30, 1999 which were reported as a gain of approximately ($54,834), consisting mainly of a foreign exchange gain of approximately ($48,659), and other income of approximately ($5,651). An additional expense of approximately $90,504 for the six months ended September 30, 2000, was for the cost to relocate the Jacksonville, Florida office to Dallas, Texas. This cost includes the operating lease obligation for the Jacksonville, Florida office that was settled for $50,000, saving the Company $33,596. Interest income for the six months ended September 30, 2000 was approximately $390,253, which consisted of interest earned during the six months for funds placed in term deposits or short-term commercial paper.

     Amortization expense for the six months ended September 30, 2000, increased to approximately $1,145,094, an increase of approximately $893,759 (355.6%) from approximately $251,335 for the six months ended September 30, 1999. The increase was primarily attributable to approximately $828,471 of amortization expense related to the Company's acquisitions of CFDC, Check Center, Phoenix and Check Technologies and approximately $65,288 of amortization expense related to the ChequeMARK system software and the Patent. Interest expense for the six months ended September 30, 2000, decreased to approximately $83,172, a decrease of approximately $13,046 from approximately $96,218 for the six months ended September 30, 1999. The decrease in interest is attributable to the payment in full of the mortgage and promissory note to Destiny and short-term borrowings.

     For the six months ended September 30, 2000, the Company reported a loss before interest, tax, depreciation and amortization, or "EBITDA," of approximately ($328,717) or approximately ($.02) per share compared to an EBITDA loss of approximately ($461,445) or approximately ($.04) per share for the six months ended September 30, 1999 and a net loss of approximately ($1,556,983) or approximately ($.10) per share for the six months ended September 30, 2000, compared to a net loss of approximately ($808,998) or approximately ($.07) per share reported for the six months ended September 30, 1999.

Liquidity and Capital Resources

     As of September 30, 2000, the Company had available cash of approximately $11,214,057.

     Net cash provided by operating activities, excluding non-cash items such as amortization, was approximately $609,679 for the six months ended September 30, 2000. Changes in accounts payable and accrued liabilities resulted from the Company's acquisitions. During the six months ended September 30, 2000 a settlement holdback was set up in the amount of approximately $350,000. (See
Note 10 (b) to the consolidated financial statements). Net cash used in operating activities during the six months ended September 30, 1999, was approximately $318,967.

     During the six months ended September 30, 2000, cash used for investing activities was approximately $3,912,122, compared to approximately $314,863 for the six months ended September 30, 1999. Significant investments during the six months ended September 30, 2000, included approximately $536,256 for corporate acquisitions, approximately $1,529,109 for acquiring capital assets, including approximately $828,715 for a legal settlement, and approximately $1,449,291 for the patents, including approximately $936,761 for a legal settlement. (See Notes 3(b), 4 and 10(b) to the consolidated financial statements). Also included in significant investments is approximately $187,326 for the connection to the City of Wildwood's water and wastewater facilities on the property known as Wildwood Estates.

     During the six months ended September 30, 2000, net cash provided by financing activities was approximately $2,987,650, compared to approximately $691,859 for the six months ended September 30, 1999. During the six months ended September 30, 2000, the Company paid in full the mortgage and promissory note approximately ($1,121,280) on the property known as Wildwood Estates. Financing activities also included proceeds of approximately $4,123,750 from exercised stock options.

     At the Company's Annual General Meeting held September 18, 2000, the Company's shareholders approved a reduction in the stated capital of the shares of the Company's common stock by $22,901,744 and approved a proposal to effect such reduction by reducing the amount of the Company's deficit by the same amount. Also, at the Company's Annual General Meeting held September 18, 2000, the Company's shareholders approved an increase of the number of shares of the Company's common stock that may be granted under the Company's 1996 Stock Option Plan ("1996 Plan") and 1998 Stock Incentive Plan ("1998 Plan"). The number of shares of the Company's common stock that may be granted under the 1996 Plan increased from 2.5 million shares to 3 million shares and the 1998 Plan increased from 1 million shares to 3 million shares.

Recently Issued Accounting Standards

     In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. The new standard, as amended, becomes effective for the Company in fiscal 2001, and management believes that it will have no impact on the Company's financial position and results of operations.

Contingencies

     Effective August 22, 2000, the Company, Mr. Hills and MARK reached a settlement with respect to the Company's legal action commenced March 10, 1999 and other claims against Mr. Hills and MARK. Pursuant to the terms of the settlement, 466,820 of the 541,820 shares of the Company's common stock that were being held in escrow were returned to the Company for cancellation. In addition, the Company was relieved of its obligation to issue to Mr. Hills and MARK 1,828,560 earn-out shares pursuant to certain agreements (which amount includes earn-out shares issuable to Mr. Hills and Mr. Hills' portion of any earn-out shares issuable to MARK). The settlement does not affect the rights to earn-out shares of shareholders of MARK, other than Mr. Hills. The Company agreed to pay $2,500,000 cash and to allow 75,000 shares of the Company's common stock to be released from escrow to Mr. Hills. The Company is withholding $350,000 of the $2,500,000 cash settlement proceeds for the purpose of defending or pursuing other legal claims regarding ownership, license or infringement of certain intellectual property of the Company, including the Patent, against persons other than Mr. Hills who may claim rights directly or indirectly from Mr. Hills, including the claims asserted by Global, discussed below. If there is no such ongoing litigation as of August 21, 2005, the portion of the $350,000 not used by the Company for litigation expenses will be delivered to Mr. Hills. The settlement also called for entry of an agreed permanent injunction, which has been entered, in which Mr. Hills will not (a) for a period of three (3) years from the date of the injunction, carry on or engage in any business that is competitive with the products or services of the Company, or which relate to the electronic payment and collections industry, (b) engage in any acts constituting partial or complete infringement of the Patent or the ChequeMARK system software, (c) represent that anyone other than the Company is the holder of the Patent or any continuation patent thereto, or (d) represent or imply that he holds any ownership interest in the ChequeMARK system software or its underlying patents. (See Note 10(b) of the consolidated financial statements). Subsequently, Mr. Hills has stated in a press release "that LML through its subsidiaries are the owners of U.S. Patent No. 5,484,988 and any continuations thereto..." On September 22, 2000, the United States District Court Middle District of Florida, Jacksonville Division entered an order stating that Mr. Hills has had no ownership interest or any other interest in the Patent or U.S. Patent Application Nos. 08/775,400 or 09/562,303 since March 11, 1998.

     On July 20, 2000, Global filed a complaint against the Company in the United States District Court, Southern District of Florida, for patent and copyright infringement of the Patent. Global served an amended complaint on the Company on September 7, 2000, seeking a declaratory judgment. The amended complaint alleges that Global is the rightful owner of the Patent as the result of an assignment to Global of the Patent by Mr. Hills. The Company purchased the Patent from Messrs. Nichols and Hills on March 11, 1998. The Company filed a motion with the court to dismiss the Global action on the grounds that the defendant named in the suit was incorrect. This motion was subsequently denied on October 31, 2000. The Company's management is of the opinion that the complaint filed by Global against it has no basis and is without merit and intends to defend it vigorously. (See Note 10(c) of the consolidated financial statements).

     The Company continues to defend the claim in the United States District Court for the Southern District of Florida, Ocala Division regarding the release of approximately 254,000 shares of the Company's common stock being held under the terms of the voluntary pooling agreement established in connection with the acquisition of Wildwood Estates. The plaintiffs are alleging that the Company is improperly preventing the release of those shares. The outcome of this action is unknown at this time. (See Note 10(d) of the consolidated financial statements).

     The Company is also party from time to time to ordinary litigation incidental to its business. No currently pending litigation is expected to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     From March 31, 2000, until September 30, 2000, there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 20-F for the year ended March 31, 2000, as filed with the Securities and Exchange Commission on September 29, 2000 (file no. 0-13959).

                                   PART II.

                               OTHER INFORMATION

Item 1.  Legal Proceedings

     Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended September 30, 2000, the Company issued the following shares of its common stock:

     . On July 9, 2000, 220,857 shares of the Company's common stock were issued at a deemed issue price of $20.375 pursuant to the acquisition of Phoenix, in exchange for the outstanding capital shares of Phoenix held by three (3) Phoenix Shareholders.

     . On July 9, 2000, 7,730 shares of the Company's common stock were issued at a deemed issue price of $20.375 per share for a finder's fee related to the acquisition of Phoenix.

     . On July 22, 2000, 22,987 shares of the Company's common stock were issued at a deemed issue price of $10.875 per share pursuant to the acquisition of Check Technologies, in exchange for the outstanding capital shares of Check Technologies held by two (2) Check Technologies Shareholders.

The shares of the Company's common stock were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser represented that he, she or it was acquiring the shares without a view to distribute and that he, she or it was afforded an opportunity to review all publicly filed documents and to ask questions, and receive answers from, officers of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual General and Special Meeting of Shareholders held September 18, 2000 (the "Meeting"), the following proposals were adopted by shareholders of the Company (the "Shareholders") by ordinary resolution: (1) to elect PATRICK H. GAINES, WENDY J. OGILVIE, GREG A. MACRAE, and L. WILLIAM SEIDMAN, as directors of the Company for terms expiring at the Annual General Meeting of Shareholders in 2001, as described in the Company's Information Circular and Proxy Statement for the Meeting; (2) to appoint Dale, Matheson, Carr-Hilton, Chartered Accountants, as auditor of the Company to hold office until the Annual General Meeting of Shareholders in 2001; (3) to authorize the directors to fix the remuneration of the auditors; (4) to approve an amendment to the Company's 1996 Stock Option Plan to increase the number of common share purchase options available for issuance thereunder from 2,500,000 common shares to 3,000,000 common shares; and (5) to approve an amendment to the Corporation's 1998 Stock Incentive Plan to increase the number of common share purchase options available for issuance thereunder from 1,000,000 common shares to 3,000,000 common shares.

     In addition, the following proposals were adopted by Shareholders by special resolution: (1) to approve a reduction in the stated capital of the shares of the Company's common stock by $22,901,744, and to effect such reduction by reducing the amount of the Company's deficit by the same amount;
(2) to approve an amendment to the Company's Articles of Incorporation to permit shareholder meetings to be held in Dallas, Texas or Phoenix, Arizona, in addition to the currently permitted Vancouver, B.C. and Whitehorse, Yukon; and
(3) to approve the restatement of the Company's Articles of Incorporation, including the amendment regarding the location of shareholder meetings.

     The number of shares cast for, against and withheld, as well as the number of abstentions and broker non-votes as to each of these matters are as follows:

                                                                SHARES                                            BROKER
            PROPOSAL                    SHARES FOR              AGAINST          WITHHELD       ABSTENTIONS     NON-VOTES
Ordinary Resolutions:

1.     Election of Directors:

a.      Patrick H. Gaines                4,187,502                3,345            3,765           4,221            0

                                                                SHARES                                            BROKER
            PROPOSAL                    SHARES FOR              AGAINST          WITHHELD       ABSTENTIONS     NON-VOTES
b.      Wendy J. Ogilvie                 3,877,920                2,445          315,727           2,741            0

c.      Greg A. MacRae                   4,189,908                2,445            3,839           2,641            0

d.      L. William Seidman               4,193,112                2,230              950           2,541            0

2.    Appointment of    Auditors         4,186,302                6,600            3,390           2,541            0

3.    Fix Remuneration                   4,184,181                7,611                0           7,041            0

4.    Amendment of 1996 Stock            4,173,118               19,674                0           6,041            0
      Option Plan

5.    Amendment of 1998 Stock            4,172,109               20,683                0           6,041            0
      Incentive Plan

Special Resolutions:

1.    Reduction of Stated Capital        4,184,717               11,475                0           2,641            0

2.    Amendment of articles of           4,193,080                3,212                0           2,541            0
      incorporation re-garding
      location of meetings

3.    Restate articles of                4,192,995                3,797                0           2,041            0
      in-corporation

Item 6.  Exhibits and Reports on Form 8-K

     e)   Exhibits

          Exhibit
          No.                                                  Description
          --                                                   -----------
          +3.1   --   Restated Articles of Incorporation of LML.

          3.2    --   Bylaws of LML  (incorporated  by reference  to Exhibit 1.2 to the Annual  Report on Form 20-F for the fiscal year ended March 31, 1998 of LML (File No. 0-13959)).

          +10.1  --   Form of Share Purchase Agreement between LML Payment Systems Inc. and Roger Jahnel and Ed Campbell
                      dated as of July 22, 2000.

          +10.2  --   Form of Share Purchase Agreement between LML Payment Systems Inc and Phoenix EPS, Inc.
                      and Robert E. Peyton, Joseph M Bandiera and Peter D. Stenhjem dated as of July 9, 2000.

          +10. 3 --   Office Lease Agreement executed August 2000 for Granite Reef Centre.

          +10.4  --   Settlement  Agreement  dated July 14, 2000 by, between and among LML Payment  Systems,  Inc.,
                      ChequeMARK  Holdings,  Inc.,  ChequeMARK Patent, Inc.,  ChequeMARK,  Inc., Robert R. Hills and
                      ChequeMARK Technologies Corporation n/k/a MARK Technologies, Inc.

          +10.5  --   Amendment to  Settlement  Agreement  dated August 22, 2000 by,  between and among LML Payment
                      Systems,  Inc., ChequeMARK Holdings,  Inc., ChequeMARK Patent, Inc., ChequeMARK,  Inc., Robert
                      R. Hills and ChequeMARK Technologies Corporation n/k/a MARK Technologies, Inc.

          +27    --    Financial Data Schedule

----------

+         Filed herewith.

f)   Reports on Form 8-K

     None.

                           LML PAYMENT SYSTEMS INC.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LML PAYMENT SYSTEMS INC.


                                             /s/ Wendy J. Ogilvie
                                        By:____________________________________
                                           Wendy J. Ogilvie
                                           Controller  (Duly Authorized Officer
                                           and Chief Accounting Officer)


Date:  November 14, 2000