Form 10-Q
period 2000-12-31
LML PAYMENT SYSTEMS INC
filed 2001-02-14
CIK 781891

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of shares of the registrant's Common Stock outstanding as of January 31, 2001 was 18,696,870.


================================================================================

                           LML PAYMENT SYSTEMS INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                     INDEX

                                                                                                                          Page
                                                                                                                         Number
                                                                                                                         ------
PART I.        FINANCIAL INFORMATION............................................................................             1

     Item 1.   Financial Statements.............................................................................             1

               Consolidated Balance Sheets at March 31, 2000 and December 31, 2000                                           1
               (unaudited)......................................................................................

               Consolidated Statements of Operations and Deficit (unaudited) for the Three                                   2
               and Nine Months Ended December 31, 1999 and 2000.................................................

               Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended                                   3
               December 31, 1999 and 2000.......................................................................

               Notes to Consolidated Financial Statements.......................................................             4

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                                   10
               Operations.......................................................................................

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................................            14

PART II.       OTHER INFORMATION................................................................................            15

     Item 1.   Legal Proceedings................................................................................            15

     Item 2.   Changes in Securities and Use of Proceeds........................................................            15

     Item 6.   Exhibits and Reports on Form 8-K.................................................................            15

               SIGNATURE PAGE...................................................................................            16


In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

                                    PART I.

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LML PAYMENT SYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS
                               (In U.S. Dollars)

                                                                    December 31,               March 31
                                                                            2000                   2000
                                                                               $                      $
                                                                      (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                ASSETS

CURRENT ASSETS
  Cash and short term deposits                                         9,921,408             11,528,850
  Accounts receivable                                                    774,905                369,464
  Prepaid expenses                                                       411,397                459,999
                                                             -------------------      -----------------
                                                                      11,107,710             12,358,313
                                                             -------------------      -----------------

REAL PROPERTY                                                          1,536,336              1,378,467

CAPITAL ASSETS                                                         7,229,779              2,157,326

PATENTS                                                                1,739,556                602,491

GOODWILL (Note 2)                                                      7,464,832              7,009,387

OTHER ASSETS                                                             439,365                231,597
-------------------------------------------------------------------------------------------------------
                                                                      29,517,578             23,737,581
=======================================================================================================

                                             LIABILITIES
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             1,890,689              1,370,411
  Dividend payable (Note 3(c))                                           453,787                      -
  Current portion of long-term debt                                      320,753              1,151,751
                                                             -------------------      -----------------
                                                                       2,665,229              2,522,162

LONG TERM DEBT                                                           313,697                 69,613
                                                             -------------------      -----------------
                                                                       2,978,926              2,591,775
                                                             -------------------      -----------------
COMMITMENTS AND CONTINGENCIES (Note 6)

                                        SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 3)                                                29,728,236             44,047,550

DEFICIT                                                               (3,189,584)           (22,901,744)
                                                             -------------------      -----------------
                                                                      26,538,652             21,145,806
-------------------------------------------------------------------------------------------------------
                                                                      29,517,578             23,737,581
=======================================================================================================

       See accompanying notes to the consolidated financial statements.

                           LML PAYMENT SYSTEMS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                     (In U.S. Dollars, except share data)
                                  (Unaudited)

                                                                   Three Months Ended                Nine Months Ended
                                                                      December 31                       December 31
                                                                 2000             1999             2000             1999
                                                                    $                $                $                $
------------------------------------------------------------------------------------------------------------------------
REVENUE                                                     2,636,977          338,217        7,245,205          486,634

OPERATING EXPENSES                                          2,025,411          512,130        5,666,045          806,623

SALES, GENERAL & ADMINISTRATIVE EXPENSES                    1,003,030          257,953        2,592,967          628,156

OTHER ITEMS
       Other expenses                                         122,661           18,889          128,783          (35,945)
       Office relocation                                        3,149                -           93,653                -
       Interest income                                       (166,410)               -         (556,663)               -

LOSS BEFORE INTEREST, TAX, DEPRECIATION                  ------------     ------------     ------------     ------------
       AND AMORTIZATION                                      (350,864)        (450,755)        (679,580)        (912,200)
                                                         ------------     ------------     ------------     ------------

       Amortization and depreciation                          777,007          178,050        1,922,101          429,385
       Interest expense                                        14,792           59,508           97,964          155,726
                                                         ------------     ------------     ------------     ------------
                                                              791,799          237,558        2,020,065          585,111

       State income tax                                        36,152                -           36,152                -
                                                         ------------     ------------     ------------     ------------
NET LOSS                                                   (1,178,815)        (688,313)      (2,735,797)      (1,497,311)
                                                         ============     ============     ============     ============

DEFICIT, beginning of period                              (22,901,744)     (20,554,245)     (22,901,744)     (20,554,245)
DEFICIT ADJUSTMENT (Note 3(a))                             22,901,744                -       22,901,744                -
                                                         ------------     ------------     ------------     ------------
AS ADJUSTED                                                         -      (20,554,245)               -      (20,554,245)
                                                         ------------     ------------     ------------     ------------

DIVIDENDS, PREFERRED (See Note 3(c))                         (453,787)               -         (453,787)               -
                                                         ------------     ------------     ------------     ------------
DEFICIT, end of period                                     (1,632,602)     (21,242,558)      (3,189,584)     (22,051,556)
                                                         ============     ============     ============     ============

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                  (1,632,602)        (688,313)      (3,189,584)      (1,497,311)

LOSS PER SHARE
       Basic                                                    (0.10)           (0.06)           (0.20)           (0.13)
                                                         ============     ============     ============     ============
       Diluted                                                  (0.10)           (0.06)           (0.20)           (0.13)
                                                         ============     ============     ============     ============
AVERAGE SHARES OUTSTANDING
       Basic                                               16,681,551       11,506,275       15,741,846       11,334,888
       Diluted                                             16,681,551       11,506,275       15,741,846       11,334,888


       See accompanying notes to the consolidated financial statements.

                           LML PAYMENT SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In U.S. Dollars)
                                  (Unaudited)

                                                                             Nine Months Ended December 31
                                                                            2000                       1999
                                                                               $                          $
-----------------------------------------------------------------------------------------------------------
CASH USED FOR
OPERATING ACTIVITIES:
  Net Loss                                                            (2,735,797)                (1,497,311)
  Add items not affecting cash
     Amortization and depreciation                                     1,922,101                    429,385
     Interest on long term debt                                                -                     10,057

Changes in assets and liabilities
  Accounts receivable                                                   (375,072)                  (421,730)
  Prepaid expenses                                                       169,502                   (183,597)
  Deposits and maintenance charges                                      (105,796)                         -
  Accounts payable and accrued liabilities                               235,299                  1,576,874
  Note receivable                                                        224,376                          -
                                                              ------------------         ------------------
Net cash used for operating activities                                  (665,387)                   (86,322)
                                                              ------------------         ------------------


INVESTING ACTIVITIES
  Purchase of Phoenix, net of cash acquired                             (126,205)                         -
  Purchase of Check Technologies, net of cash acquired                  (466,755)                         -
  Purchase of CFDC Holdings Corp., net of cash acquired                        -                 (2,791,166)
  Additional ChequeMARK consideration                                 (2,499,320)                         -
  Real property improvements                                            (187,326)                    (7,877)
  Capital asset expenditures                                            (365,025)                  (751,553)
  Patents                                                                (22,046)                   (20,210)
  Other assets                                                          (197,526)                  (191,327)
                                                              ------------------         ------------------
Net cash used for investing activities                                (3,864,203)                (3,762,133)
                                                              ------------------         ------------------

FINANCING ACTIVITIES
  Payments on long term debt, net                                     (1,201,117)                  (138,604)
  Proceeds from long term borrowing                                            -                    260,000
  Payments on capital leases                                             (18,485)                   (19,881)
  Proceeds from exercise of stock options                              4,141,750                  2,868,600
  Proceeds from private placement                                              -                  5,000,000
  Share capital financing costs                                                -                     76,987
                                                              ------------------         ------------------
Net cash provided by financing activities                              2,922,148                  8,047,102
                                                              ------------------         ------------------

INCREASE (DECREASE) IN CASH                                           (1,607,442)                 4,198,647

Cash and cash equivalents, beginning of period                        11,528,850                     41,928
                                                              ------------------         ------------------

Cash and cash equivalents, end of period                               9,921,408                  4,240,575
                                                              ==================         ==================


       See accompanying notes to the consolidated financial statements.

                           LML PAYMENT SYSTEMS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated balance sheet as of December 31, 2000, the consolidated statements of operations for the three months and the nine months ended December 31, 1999 and 2000, and the consolidated statements of cash flows for the nine months ended December 31, 1999 and 2000 of LML Payment Systems Inc. and its subsidiaries (collectively, the "Company") are unaudited. The Company's consolidated balance sheet as of March 31, 2000 was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Company's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Company's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 2000, as filed with the Securities and Exchange Commission on September 29, 2000 (file no. 0-13959). Certain of the prior period financial statements amounts have been reclassified to conform to the current period presentation.

2.   GOODWILL

     Goodwill has been recorded as follows:

                                                                                            December 31,          March 31,
                                                                                                    2000               2000
                                                                                                       $                  $
                                                        ------------------------------------------------          ---------
                                                            Total        Accumulated
                                                         Goodwill       Amortization                 Net                Net
                                                        ------------------------------------------------          ---------
     CFDC Holdings Corp.                                4,334,368            469,556           3,864,812          4,189,889
     National Recovery Systems, Ltd. of America         2,891,793            289,179           2,602,614          2,819,498
     Phoenix, EPS (a)                                     539,805             26,990             512,815                  -
     Check Technologies (b)                               510,096             25,505             484,591                  -
                                                        ---------       ------------           ---------          ---------
                                                        8,276,062            811,230           7,464,832          7,009,387
                                                        =========       ============           =========          =========

     a) On July 9, 2000, the Company purchased all of the issued and outstanding shares of Phoenix EPS, Inc. ("Phoenix") in exchange for 220,857 shares of the Company's common stock with a fair market value of $4.5 million. Phoenix, located in Scottsdale, Arizona, engineers and markets electronic payment system software solutions to the retail industry. In connection with the acquisition, the Company incurred transaction costs consisting primarily of professional fees of $126,205 and a finder's fee of 7,730 shares of the Company's common stock with a fair market value of $157,500, resulting in a total purchase price of $4,783,705. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Phoenix have been included with the Company's results of operations since July 9, 2000.

          The total purchase price paid for Phoenix acquisition was allocated based on the estimated fair values of the assets acquired as follows:

                                                                 $
                                                    --------------
               Software                                  4,243,900
               Goodwill                                    539,805
                                                    --------------
                                                         4,783,705
                                                    ==============


          The purchase price allocation is preliminary and subject to final valuation. A total of approximately $4.2 million of the purchase consideration was allocated to software, which is to be depreciated over 5 years. Goodwill is to be amortized over 10 years.

     b) On July 22, 2000, the Company purchased all of the issued and outstanding shares of Check Technologies, Inc. ("Check Technologies") in exchange for 22,987 shares of the Company's common stock with a fair market value of $250,000 and $250,000 cash. The Company also agreed to pay to a certain Check Technologies shareholder, and employee, $150,010 pursuant to a non-compete agreement with additional consideration of $50,000 due in the first year upon satisfaction of certain conditions and an additional, unconditional $50,000 for each of the second and third years. The non-compete agreement has a maximum term of three (3) years. Check Technologies, located in Dallas, Texas, is a check verification and recovery business. In connection with the acquisition, the Company incurred transaction costs consisting primarily of professional fees of $43,088 and a finder's fee of $24,270, resulting in a total purchase price of $717,368. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Check Technologies have been included with the Company's results of operations since July 22, 2000.

          The total purchase price paid for the Check Technologies acquisition was allocated based on the estimated fair values of the assets acquired as follows:

                                                                 $
                                                     -------------
               Net assets acquired                          57,262
               Identifiable intangible assets              150,010
               Goodwill                                    510,096
                                                     -------------
                                                           717,368
                                                     =============

     c) The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine months ended December 31, 1999 and 2000 assuming Phoenix, Check Technologies, CFDC Holdings Corp. (acquired November 30, 1999) and National Recovery Systems, Ltd. of America (acquired January 1, 2000) had been acquired as of April 1, 1999:



                                                      PRO FORMA (UNAUDITED)
                                                  Nine months ended December 31
                                                         1999              2000
                                                            $                 $

               Revenue                              8,059,344         7,957,131

               Net Loss                            (2,056,700)       (2,440,138)
                                                  ===========       ===========
               Net loss available to common
               shareholders                        (2,056,700)       (2,893,925)
                                                  ===========       ===========

               Basic net loss per share                 (0.18)            (0.18)
                                                  ===========       ===========


          The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results.

     d) The purchase price for each of CFDC Holdings Corp., Phoenix and Check Technologies was paid either entirely or partially with shares of the Company's common stock. As part of each transaction, the Company agreed to certain price protection covenants for the benefit of the former stockholders of the acquired companies. In the event the value of the shares of the Company's common stock exchanged for the shares of the acquired company's stock decreases below the deemed issue price per share of the Company's common stock, and the former shareholders of the acquired company sell such shares of the Company's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such shareholders would have a right to receive additional shares of the Company's common stock. On November 30, 2000 the price protection covenants for the benefit of the former stockholders of CFDC Holdings Corp. came into effect. As a result, the Company issued, subsequent to the nine months ended December 31, 2000, an additional 138,997 shares of the Company's common stock to certain former owners of CFDC Holdings Corp. under the price protection covenants.

3.   Share Capital

     a) At the Company's Annual General Meeting held September 18, 2000, the Company's shareholders approved a reduction in the stated capital of the shares of the Company's common stock by $22,901,744 and to effect such reduction by reducing the amount of the Company's deficit by the same amount.

     b)   Authorized Capital as of December 31, 2000 -
          100,000,000  Common shares without par value
          150,000,000  Class A Preference shares with a par value of $1.00 CDN, issuable in series
          150,000,000  Class B Preference shares with a par value of $1.00 CDN

          Issued and Outstanding at December 31, 2000 - 18,557,873 common shares

     c) In December 1995, the Company, LHTW Properties, Inc., a wholly owned subsidiary of the Company ("LHTW"), and Destiny Petroleum, Inc., a company controlled by an affiliate ("Destiny") entered into a debt conversion agreement (the "Conversion Agreement"). On November 30, 2000, the Company, pursuant to the Conversion Agreement (as amended), issued 3,533,132 shares of the Company's common stock to Destiny in exchange for the surrender of 883,283 LHTW Class A Preference Shares. Prior to the exchange, dividends and interest on the LHTW Class A Preference Shares had accrued in an amount totaling $453,787. In January 2001, the Company paid this amount to Destiny in full satisfaction of any and all remaining monetary obligations related to the LHTW Class A Preference Shares.

4.   Supplemental Non-Cash Activities

     On November 30, 2000, the Company exchanged 3,533,132 shares of the Company's common stock for the surrender of 883,283 LHTW Class A Preference Shares. (See Note 3(c) to the consolidated financial statements). During the nine months ended December 31, 2000, the Company acquired hardware, software and maintenance services totaling $632,687, which were financed under certain capital lease and maintenance financing agreements. Also, during the nine months ended December 31, 2000, the Company issued shares related to certain acquisitions totaling $4,907,500 (See Note 2 to the consolidated financial statements), and shares of the Company's common stock with a value of $466,820 were returned to the Company for cancellation. During the nine months ended December 31, 2000, the Company paid $97,964 in interest payments.

5.   Industry and Geographic Segments

                                                                Administrative Operations
                                                                          Canada
                                            Three months ended December 31        Nine months ended December 31
                                          ---------------------------------     ---------------------------------
                                                    2000               1999               2000               1999
                                                       $                  $                  $                  $
                                          --------------     --------------     --------------     --------------
     Revenue outside the Company                       -                  -                  -                  -
                                          ==============     ==============     ==============     ==============
     Segment operating loss                     (434,071)          (282,745)          (699,739)          (473,183)
                                          ==============     ==============     ==============     ==============
     Total assets                              9,373,654          3,740,281          9,373,654          3,740,281
                                          ==============     ==============     ==============     ==============

                                                             Residential Real Estate Operations
                                                                            U.S.
                                            Three months ended December 31        Nine months ended December 31
                                          ---------------------------------     ---------------------------------
                                                    2000               1999               2000               1999
                                                       $                  $                  $                  $
                                          --------------     --------------     --------------     --------------
     Revenue outside the Company                  43,307             41,260            133,885            125,194
                                          ==============     ==============     ==============     ==============
     Segment operating loss                      (15,340)           (52,519)          (153,751)          (113,524)
                                          ==============     ==============     ==============     ==============
     Total assets                              1,552,635          1,481,101          1,552,635          1,481,101
                                          ==============     ==============     ==============     ==============

                                                                   Financial Payment Processing Operations
                                                                                  U.S.
                                                Three months ended December 31         Nine months ended December 31
                                               --------------     --------------     --------------     --------------
                                                         2000               1999               2000               1999
                                                            $                  $                  $                  $
                                               --------------     --------------     --------------     --------------
     Revenue outside the Company                    2,593,670            296,957          7,111,320            361,440
                                               ==============     ==============     ==============     ==============
     Revenue major customers                        1,032,061                  -          3,503,266                  -
                                               ==============     ==============     ==============     ==============
     Segment operating loss                          (729,404)          (353,049)        (1,882,307)          (910,604)
                                               ==============     ==============     ==============     ==============
     Total assets                                  18,591,289          8,084,029         18,591,289          8,084,029
                                               ==============     ==============     ==============     ==============

     The Company employed a large amount of financial and managerial resources relating to its Financial Payment Processing Operations. The Financial Payment Processing Operations involve point-of-sale check authorization and check recovery services. In previous years, the Company operated primarily in two industries, the Administrative Operations and Residential Real Estate Operations. Administrative Operations involved the point-of-sale merchant discount business in Canada and is currently the corporate administration of the Company's headquarters. Residential Real Estate Operations involve the development and sale of residential real estate lots and homes in the United States. There were no inter-segment sales.

6.   Commitments and Contingencies

     a) Effective August 22, 2000, the Company, Mr. Robert R. Hills ("Mr. Hills") and Mark Technologies Corporation ("MARK" (f/k/a ChequeMARK Technologies Corporation)) reached a settlement with respect to the Company's legal action commenced March 10, 1999 and other claims against Mr. Hills and MARK. Pursuant to the terms of the settlement, the Company paid additional consideration of $2.5 million for the software and U.S. Patent 5,484,988 (the "Patent") acquired from Mr. Hills and MARK and received for cancellation 466,820 shares of the Company's common stock with a value of $466,820. Additionally, $350,000 was withheld for the purpose of defending or pursuing other legal claims regarding ownership, license or infringement of certain intellectual property of the Company including the Patent, against persons other than Mr. Hills who may claim rights directly or indirectly from Mr. Hills, including the claims asserted by Global Transaction Systems, LLC ("Global"). (See Note 6(b) to the consolidated financial statements). If there is no such ongoing litigation as of August 21, 2005, the portion of the $350,000 not used by the Company for litigation expenses will be delivered to Mr. Hills. As of the nine months ended December 31, 2000, the Company had incurred and deducted $147,927 for litigation expenses, leaving a balance of $202,073.

     b) On July 20, 2000, Global, a Nevada limited liability company, filed a complaint against the Company in the United States District Court, Southern District of Florida, for patent and copyright infringement of the Patent. Global served an amended complaint on the Company on September 7, 2000, seeking a declaratory judgment. The Company filed a motion to dismiss the Global action for lack of subject matter jurisdiction under 28 U.S.C. 1338(a). On January 11, 2001, the amended complaint was dismissed by the court without prejudice.

     c) The Company continues to defend a claim in the United States District Court for the Southern District of Florida, Ocala Division regarding the release of approximately 254,000 shares of the Company's common stock being held under the terms of the voluntary pooling agreement established in connection with the acquisition of certain residential real estate property known as Wildwood Estates. The plaintiffs are alleging that the Company is improperly preventing the release of those shares. The outcome of this action is unknown at this time.

     d)   On December 14, 2000, the Company received a complaint filed by Todd
          H. Moore ("Moore") against the Company in the 150th District Court, Bexar County, Texas. Moore is seeking an order directing the Company to deliver an option to purchase 250,000 shares of the Company's common stock at $1.50 per share, or, alternatively, damages of $10 million, and certain other relief. Moore alleges that the Company retained him in 1998 to assist in raising media exposure of the Company and that as compensation for such services Moore was to receive the stock option. In December 1999, Moore filed a similar suit against the Company in the United States District Court, Western District of Washington, alleging substantially the same facts as those set forth above. The original suit was dismissed with prejudice on June 5, 2000. The Company contends that as a result of the dismissal with prejudice in the prior case, Moore is precluded from bringing substantially the same suit in a Texas court. Moore has filed a motion with the court in Washington to attempt to have the dismissal in the prior suit changed to a dismissal without prejudice. The Company believes this suit is without merit and intends to defend this action vigorously.

7.   Related Party Transactions

     During the three months ended December 31, 2000, the Company entered into the following transactions with related parties:

     a) A subsidiary of the Company leases office facilities from a company controlled by a director of the subsidiary. The lease term expires March 2002. Total lease expenses paid to this related party for the three months ended December 31, 2000 were $11,250.

     b) In December 1995, the Company, LHTW and Destiny entered into the Conversion Agreement. On November 30, 2000, the Company, pursuant to the Conversion Agreement (as amended), issued 3,533,132 shares of the Company's common stock to Destiny in exchange for the surrender of 883,283 LHTW Class A Preference Shares. Prior to the exchange, dividends and interest on the LHTW Class A Preference Shares had accrued in an amount totaling $453,787. In January 2001, the Company paid this amount to Destiny in full satisfaction of any and all remaining monetary obligations related to the LHTW Class A Preference Shares.

8.   Subsequent events

     a) Subsequent to the nine months ended December 31, 2000, the Company filed with the United States District Court for the Southern District of Florida a motion for sanctions against counsel for Global pursuant to Rule 11 of the Federal Rules of Civil Procedure. Rule 11 requires that any pleading, motion or other paper filed with a court must be well grounded in fact and warranted by existing law. Any violation of that rule allows the court to impose "appropriate" sanctions, including reasonable attorney's fees. The Company has requested sanctions in the form of its attorney's fees and costs incurred in defending the action. The Court for lack of subject matter jurisdiction had dismissed Global's amended complaint against the Company earlier this month. The law governing the jurisdiction in which Global filed its suit states that initiation of a federal suit that very clearly does not give rise to federal subject matter jurisdiction is sanctionable under Rule 11. The Company continues to protect its intellectual property, including property owned by its subsidiaries.

     b) Subsequent to the nine months ended December 31, 2000, the Company and its indirect wholly owned subsidiary, ChequeMARK Patent Inc. ("CPI") filed suit in the United States District Court for the District of Nevada against Global on grounds of violations of the unfair competition provisions under the Lanham Act, violation of common law unfair competition and wrongful interference with prospective economic advantage. The suit also seeks a declaratory judgment that declares CPI the sole owner of all right, title and interest in United States Patent Nos. 5,484,988 and 6,164,528 for a check writing point-of-sale system ("the Patents"); and that further declares any actions taken in derogation of such rights to be null and void, and therefore rescinded. The suit additionally seeks injunctive relief against Global, restraining and enjoining it and its agents from representing or implying that they have any ownership interest in the Patents or that they have the right or ability to provide electronic transaction processing services through use of the technology described in the Patents.

9. Reconciliation of United States to Canadian Generally Accepted Accounting Principles

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

     b) Under U.S. GAAP, the Company follows Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" for options issued to consultants. The Company's policy is to record the compensation when the options vest. During the three months ended December 31, 2000, options to purchase 26,668 shares of the Company's common stock issued to a consultant vested.

     c) Under U.S. GAAP, preferred shares of a subsidiary that were held by a third party are not included in equity and were presented as a minority interest.

Adjustments under U.S. GAAP result in changes to the Consolidated Statement of Operations of the Company as follows:

                                                                   Three months ended              Nine months ended
                                                                       December 31                    December 31
                                                               --------------------------    ----------------------------
                                                                       2000          1999            2000            1999
                                                                          $             $               $               $
                                                               ------------   -----------    ------------    ------------

   Net loss - CDN GAAP                                           (1,178,815)     (688,313)     (2,735,797)     (1,497,311)
   U.S. GAAP adjustments:
   Add: amortization merchant contract costs (a)                          -        31,775               -          94,589
   Merchant contract costs expensed (a)                                   -             -               -          (8,893)
   Consultants stock based compensation (b)                        (101,895)            -        (305,669)              -
                                                               ------------   -----------    ------------    ------------

   Net loss - U.S. GAAP                                          (1,280,710)     (656,538)     (3,041,466)     (1,411,615)
                                                               ============   ===========    ============    ============
   Loss per share - U.S. GAAP
   Basic                                                              (0.10)        (0.06)          (0.22)          (0.12)
                                                               ============   ===========    ============    ============
   Diluted                                                            (0.10)        (0.06)          (0.22)          (0.12)
                                                               ============   ===========    ============    ============

Adjustments under U.S. GAAP result in changes to the Consolidated Balance Sheet of the Company as follows:


                                  December 31, 2000                                  March 31, 2000
                     -----------------------------------------     ------------------------------------------------
                           CDN.                       U.S.                CDN.                           U.S.
                          GAAP $         ADJ.        GAAP $              GAAP $          ADJ.           GAAP $
                     -----------------------------------------     ------------------------------------------------


Current Assets            11,107,710           -    11,107,710           12,358,313             -        12,358,313

Real Property              1,536,336           -     1,536,336            1,378,467             -         1,378,467

Capital Assets             7,229,779           -     7,229,779            2,157,326             -         2,157,326

Patent                     1,739,556           -     1,739,556              602,491             -           602,491

Goodwill                   7,464,832           -     7,464,832            7,009,387             -         7,009,387

Other Assets                 439,365           -       439,365              231,597             -           231,597
                     -----------------------------------------     ------------------------------------------------

                          29,517,578           -    29,517,578           23,737,581             -        23,737,581
                     =========================================     ================================================


Current Liabilities        2,665,229           -     2,665,229            2,522,162             -         2,522,162

Long Term Debt               313,697           -       313,697               69,613             -            69,613
                     -----------------------------------------     ------------------------------------------------

TOTAL LIABILITIES          2,978,926           -     2,978,926            2,591,775             -         2,591,775
                     -----------------------------------------     ------------------------------------------------

LHTW CLASS A
PREFERENCE
SHARES (c)                         -           -             -                    -       883,283           883,283

                     -----------------------------------------     ------------------------------------------------
                     -----------------------------------------     ------------------------------------------------

SHAREHOLDERS' EQUITY      26,538,652           -    26,538,652           21,145,806      (883,283)       20,262,523
 (a), (b), (c)
                     -----------------------------------------     ------------------------------------------------

                          29,517,578           -    29,517,578           23,737,581             -        23,737,581
                     =========================================     ================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Unless the context otherwise requires, references in this report on Form 10-Q to the "Company", "LML", "we", "us" or "our" refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.'s direct subsidiaries include ChequeMARK Holdings Inc. ("ChequeMARK"), Legacy Promotions Inc. and LHTW Properties Inc. ("LHTW"). LHTW's direct subsidiary is Quail Roost Sales Corp. ChequeMARK's direct subsidiaries include ChequeMARK Patent Inc., ChequeMARK Inc., Phoenix EPS, Inc. ("Phoenix") and CFDC Holdings Corp. ("CFDC"). CFDC's direct subsidiaries include National Recovery Systems, Ltd. of America d/b/a Check Center ("Check Center") and CF Data Corp. ("CF Data"). Check Center's direct subsidiary is National Process Servers. CF Data's direct subsidiary is Check Technologies Inc. ("Check Technologies"). Unless otherwise specified herein, all references herein to dollars or "$" are to U.S. Dollars.

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

     Acquisitions. On July 9, 2000, the Company acquired Phoenix which engineers and markets host-based software products that provide centralized gateway services for electronic payment authorized traffic between store registers and authorized networks. Phoenix's flagship product REPS (Retail Electronic Payment System) provides real-time transaction monitoring, authorization and selective routing of debit card, credit card, EBT cards (food stamps) and check verification transactions. The REPS architecture is scalable to support a wide range of electronic payment transaction volume, and will be used to assist in building the Company's infrastructure such that the Company will be able to offer integrated payment processing solutions on a single and well-proven platform and product offerings can be made side by side with credit cards, debit cards, EBT cards and other electronic payment methods.

     Pursuant to a Share Purchase Agreement between the Company, Phoenix and the Phoenix shareholders dated as of July 9, 2000, the Company agreed to purchase all of the issued and outstanding shares of Phoenix from the Phoenix shareholders for a purchase price of $4,500,000 paid by the issuance to the Phoenix shareholders of an aggregate of 220,857 shares of the Company's common stock. As part of this acquisition, the Company agreed to certain price protection covenants for the benefit of the Phoenix shareholders. In the event the value of the shares of the Company's common stock exchanged for shares of Phoenix's stock decreases below the deemed issue price per share of the Company's common stock, and the Phoenix shareholders sold such shares of the Company's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such Phoenix shareholders would have a right to receive additional shares of the Company's common stock. The Company also agreed to pay a 3.5% finder's fee in connection with this acquisition through the issuance of an additional 7,730 shares of the Company's common stock. (See Note 2(a) to the consolidated financial statements).

     On July 22, 2000, the Company acquired Check Technologies, which is located in Dallas, Texas. Check Technologies is a check verification and recovery company with a primary client base located in Texas and Louisiana. Check Technologies' regional clients include Dominos Pizza, Centennial Liquor, Whole Foods Market, Drug Emporium and Paragon Cable. The Company is proceeding with the planned integration of Check Technologies' operations into its processing facilities in Dallas, Texas and expects this to be completed shortly.

     Pursuant to a Share Purchase Agreement between the Company and the Check Technologies shareholders dated as of July 22, 2000, the Company agreed to purchase all of the issued and outstanding shares of Check Technologies from the Check Technologies shareholders for a purchase price of $500,000 paid by $250,000 in cash and the issuance to the Check Technologies shareholders of an aggregate of 22,987 shares of the Company's common stock. In connection with the purchase of Check Technologies and in exchange for certain cash consideration, one of the Check Technologies shareholders and an employee of Check Technologies entered into separate non-compete agreements with the Company. As part of this acquisition, the Company agreed to certain price protection covenants for the benefit of the Check Technologies shareholders.
In the event the value of the shares of the Company's common stock exchanged for shares of Check Technologies' stock decreases below the deemed issue price per share of the Company's common stock, and the Check Technologies shareholders sold such shares of the Company's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such Check Technologies shareholders would have a right to receive additional shares of the Company's common stock. The Company also agreed to pay a 3.5% finder's fee in cash in connection with this acquisition. (See Note 2(b) to the consolidated financial statements).

     Facilities. During the nine months ended December 31, 2000, the Company has been moving forward with the implementation of plans to establish a primary processing center in Scottsdale, Arizona, which will complement the existing processing facilities in Dallas, Texas. The Company made significant investments in connection with these plans including entering into a five (5) year office lease in Scottsdale, Arizona for approximately 5,000 square feet of office space to house this new processing center. The Company also entered into certain capital lease agreements with a total value of more than $600,000 in August 2000, to obtain additional hardware, software and maintenance services in connection with the facilities in Scottsdale, Arizona. In addition, the Company completed the relocation of its Jacksonville, Florida offices to Dallas, Texas during the nine months ended December 31, 2000.

     Other Operations. The Company has continued implementing steps necessary to resume sales and marketing activities at its residential real estate property known as Wildwood Estates. In order to conduct mobile home sales at Wildwood Estates, the Company has taken steps to obtain a `Mobile Home Dealer's License' and has also begun investigating the acquisition of model home inventory which would be made available for viewing by potential home purchasers. The Company also initiated magazine advertising to promote the sale of homes at Wildwood Estates. Further, the Company has retained a real estate agent to sell homes and real estate lots at Wildwood Estates. These steps, in addition to the recent connection of the City of Wildwood, Florida's water and wastewater facilities to the property, should enhance opportunities for the potential development of new and existing home sites. The Company will continue to list the property for sale while evaluating its options for further development of the undeveloped portion of the property or possible disposition of the property if a transaction can be consummated on acceptable terms.

Results of Operations

Revenues

  The Company's revenues consist of check collection, check verification and electronic processing revenues. Revenue is recognized as the collection fee is collected, and verification and processing services are performed, provided that collectibility is reasonably assured.

  Total revenues increased to approximately $2.6 million for the three months ended December 31, 2000 from approximately $338,000 for the three months ended December 31, 1999. For the first nine months ended December 31, 2000, total revenue increased to approximately $7.2 million from approximately $487,000 in the nine months ended December 31, 1999. The revenue increases are principally attributable to the acquisition of CF Data in November 1999, Check Center in January 2000, and Phoenix and Check Technologies in July 2000 (the "Acquisitions").

Operating expenses

     Operating expenses were approximately $2.0 million and approximately $512,000 for the three months ended December 31, 2000 and 1999, respectively. Operating expenses were approximately $5.7 million and approximately $806,000 for the nine months ended December 31, 2000 and 1999, respectively. The increases in operating expenses are principally attributable to the Acquisitions. Operating expenses consist of personnel costs, equipment related costs and telecommunication costs.

Sales, general and administrative expenses

     Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $1 million and approximately $258,000 in the three months ended December 31, 2000 and 1999, respectively. Sales, general and administrative expenses were approximately $2.6 million and approximately $628,000 for the nine months ended December 31, 2000 and 1999, respectively. The increases in sales, general and administrative expenses are principally attributable to the Acquisitions. The increases in sales, general and administrative expenses are also due to professional fees associated with various legal matters.

Other items

     Other items increased to approximately $40,000 in other income from an expense of approximately $19,000 for the three months ended December 31, 2000 and 1999, respectively. Other items increased to approximately $334,000 in other income from approximately $36,000 in other income for the nine months ended December 31, 2000 and 1999, respectively. The increases in other expenses were primarily attributed to expenses for potential acquisitions that the Company has determined will not be completed, and expenses associated with the relocation of the Jacksonville office to Dallas, Texas. The increases in other income are due to the increase in interest earned for funds placed in term deposits or short-term commercial paper.

Amortization and depreciation

     Amortization and depreciation expenses increased to approximately $777,000 from approximately $178,000 for the three months ended December 31, 2000 and 1999, respectively, and increased to approximately $1.9 million from approximately $429,000 for the nine months ended December 31, 2000 and 1999, respectively. The increases are principally associated with amortization of goodwill from the Acquisitions, depreciation of capital assets acquired in the Acquisitions and depreciation of the ChequeMARK system software and the Patents.

Net loss

     Net loss increased to approximately $1.2 million from approximately $688,000 for the three months ended December 31, 2000 and 1999, respectively; and increased to approximately $2.7 million from approximately $1.5 million for the nine months ended December 31, 2000 and 1999, respectively. The increase in the Company's net loss is due primarily to amortization of intangibles and increased costs associated with the Acquisitions.

EBITDA

     Loss before interest, tax, depreciation and amortization, or "EBITDA," decreased to approximately $351,000 from approximately $451,000 for the three months ended December 31, 2000 and 1999, respectively; and decreased to approximately $680,000 from approximately $912,000 for the nine months ended December 31, 2000 and 1999, respectively. The decrease is the result of an increase in revenue and operating expenses associated with the Acquisitions and an increase in interest income.

Liquidity and Capital Resources

     The Company's liquidity and financial position consisted of approximately $8.4 million in working capital as of December 31, 2000 compared to approximately $9.8 million in working capital as of March 31, 2000. The decrease in working capital was primarily related to a decrease in cash associated with legal costs associated with the Company's Patents, the Phoenix and Check Technologies acquisitions, an increase in accounts receivable to approximately $775,000 as of December 31, 2000 from approximately $369,000 at March 31, 2000, an increase in accounts payable to approximately $1.9 million as of December 31, 2000 from approximately $1.4 million at March 31, 2000, and the dividend payable of approximately $454,000 required under the Conversion Agreement (as amended) with Destiny which was offset by a decrease in the current portion of debt due to the Company's payment of the mortgage note payable on the Wildwood Estates property. Cash flows used in operations were approximately $665,000 and approximately $86,000 for the nine months ended December 31, 2000 and 1999, respectively. The increase in cash used in operating activities is due to the increase in the Company's net loss.

     Cash used in investing activities was approximately $3.9 million for the nine months ended December 31, 2000 as compared to approximately $3.8 million for the nine months ended December 31, 1999. Expenditures during the nine months ended December 31, 2000 consisted mainly of capital asset expenditures, legal costs associated with the Company's Patents and the acquisition of Phoenix and Check Technologies. Cash provided by financing activities was approximately $2.9 million for the nine months ended December 31, 2000 as compared to approximately $8 million for the nine months ended December 31, 1999. The decrease in cash provided by financing activities is primarily due to the private placement of the Company's common stock that was completed in November 1999.

     Management believes that existing cash and cash equivalent balances, and potential cash flows from operations will satisfy the Company's working capital and capital expenditure requirements for the next 12 months. However, any material acquisitions of complementary businesses, products or technologies or other arrangements could require the Company to obtain additional equity or debt financing. There can be no assurance that such financing would be available on acceptable terms, if at all.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. The new standard, as amended, becomes effective for the Company in fiscal 2001, and management believes that it will have no impact on the Company's financial position and results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001. The Company does not believe that SAB No. 101 will have a significant effect on its consolidated financial position or results of operations based on current interpretations. The Company will continue to evaluate the impact of SAB No. 101 with regard to subsequent interpretations.

Contingencies

     Effective August 22, 2000, the Company, Mr. Hills and MARK reached a settlement with respect to the Company's legal action commenced March 10, 1999 and other claims against Mr. Hills and MARK. Pursuant to the terms of the settlement, the Company paid additional consideration of $2.5 million for the software and Patent acquired from Mr. Hills and MARK and received for cancellation 466,820 shares of the Company's common stock with a value of $466,820. Additionally, $350,000 was withheld for the purpose of defending or pursuing other legal claims regarding ownership, license or infringement of certain intellectual property of the Company, including the Patent, against persons other than Mr. Hills who may claim rights directly or indirectly from Mr. Hills, including the claims asserted by Global, discussed below. If there is no such ongoing litigation as of August 21, 2005, the portion of the $350,000 not used by the Company for litigation expenses will be delivered to Mr. Hills. As of the nine months ended December 31, 2000, the Company had incurred and deducted $147,927 for litigation expenses, leaving a balance of $202,073. (See
Note 6(a) to the consolidated financial statements).

     On July 20, 2000, Global, a Nevada limited liability company, filed a complaint against the Company in the United States District Court, Southern District of Florida, for patent and copyright infringement of the Patent.
Global served an amended complaint on the Company on September 7, 2000, seeking a declaratory judgment. The Company filed a motion to dismiss the Global action for lack of subject matter jurisdiction under 28 U.S.C. 1338(a). On January 11, 2001, the amended complaint was dismissed by the court without prejudice. (See
Note 6(b) to the consolidated financial statements).

     The Company continues to defend a claim in the United States District Court for the Southern District of Florida, Ocala Division regarding the release of approximately 254,000 shares of the Company's common stock being held under the terms of the voluntary pooling agreement established in connection with the acquisition of Wildwood Estates. The plaintiffs are alleging that the Company is improperly preventing the release of those shares. The outcome of this action is unknown at this time. (See Note 6(c) to the consolidated financial statements).

     On December 14, 2000, the Company received a complaint filed by Moore against the Company in the 150th District Court, Bexar County, Texas. Moore is seeking an order directing the Company to deliver an option to purchase 250,000 shares of the Company's common stock at $1.50 per share, or, alternatively, damages of $10 million, and certain other relief. Moore alleges that the Corporation retained him in 1998 to assist in raising media exposure of the Company and that as compensation for such services Moore was to receive the stock option. In December 1999, Moore filed a similar suit against the Company in the United States District Court, Western District of Washington, alleging substantially the same facts as those set forth above. The original suit was dismissed with prejudice on June 5, 2000. The Company contends that as a result of the dismissal with prejudice in the prior case, Moore is precluded from bringing substantially the same suit in a Texas court. Moore has filed a motion with the court in Washington to attempt to have the dismissal in the prior suit changed to a dismissal without prejudice. The Company believes this suit is without merit and intends to defend this action vigorously. (See Note 6(d) to the consolidated financial statements).

     The Company is also party from time to time to ordinary litigation incidental to its business. No currently pending litigation is expected to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. (See Note 8 to the consolidated financial statements).

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     From March 31, 2000, until December 31, 2000, there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 20-F for the year ended March 31, 2000, as filed with the Securities and Exchange Commission on September 29, 2000 (file no. 0-13959).

                                    PART II.

                               OTHER INFORMATION

Item 1.  Legal Proceedings

     Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

     See the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 14, 2000 (file no. 0-13959) for information previously reported on such legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     On November 30, 2000, the Company issued 3,533,132 shares of the Company's common stock to Destiny at a deemed issue price of $0.25 per share in exchange for 883,283 LHTW Class A Preference Shares. (See Notes 3(c) and 7(b) to the consolidated financial statements). These shares of the Company's common stock were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. This sale was made without general solicitation or advertising. Destiny represented that it was acquiring the shares without a view to distribute and that it was afforded an opportunity to review all publicly filed documents and to ask questions, and receive answers from, officers of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

Exhibit
No.                                                                   Description
---                                                                   -----------
        3.1  -   Restated Articles of Incorporation of LML (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form
                 10-Q for the period ended September 30, 2000 (File No. 0-13959)).
        3.2  -   Bylaws of LML (incorporated by reference to Exhibit 1.2 to the Annual Report on Form 20-F for the fiscal year ended
                 March 31, 1998 of LML (File No. 0-13959)).

__________


     b) Reports on Form 8-K

        Current Report on Form 8-K dated November 15, 2000 and filed November 29, 2000, containing press releases regarding the announcement of the Company's financial results for the three and six months ended September 30, 2000 and changes to the Company's board of directors.

        Current Report on Form 8-K dated December 4, 2000 and filed December 11, 2000 regarding the Company's change of independent accountants.

                            LML PAYMENT SYSTEMS INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LML PAYMENT SYSTEMS INC.



                                        By:   /s/ Wendy J. Ogilvie
                                             -------------------------------
                                             Wendy J. Ogilvie
                                             Controller (Duly Authorized Officer
                                             and Chief Accounting Officer)


Date:  February 14, 2001