Form 10-K
period 2001-03-31
LML PAYMENT SYSTEMS INC
filed 2001-06-29
CIK 781891

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended March 31, 2001
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Class               Name of each exchange on which registered
         None                                        None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, without par value
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock which consists solely of shares of Common Stock held by non-affiliates of the Registrant as of June 8, 2001, based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ SmallCap Market, was approximately $60,552,586. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 8, 2001, Registrant had outstanding 18,724,929 shares of Common Stock. No Class "A" Preference Shares or Class "B" Preference Shares were outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           LML PAYMENT SYSTEMS INC.
                         2001 FORM 10-K ANNUAL REPORT

                                           TABLE OF CONTENTS
PART I                                                                                             Page
Item 1.     Business......................................................................            3
Item 2.     Properties....................................................................           12
Item 3.     Legal Proceedings.............................................................           12
Item 4.     Submission of Matters to a Vote of Security Holders...........................           14

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Security Matters..............................................................           15
Item 6.     Selected Consolidated Financial Data..........................................           18
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................           19
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk....................           26
Item 8.     Financial Statements and Supplemental Data....................................           26
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosures...................................................................           26

Part III
Item 10.    Directors and Executive Officers of the Registrant............................           27
Item 11.    Executive Compensation........................................................           27
Item 12.    Security Ownership of Certain Beneficial Owners and Management................           27
Item 13.    Certain Relationships and Related Transactions................................           27

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............           28

                                    PART I

ITEM 1.  Business

     Unless the context otherwise requires, references in this report on Form 10-K to "LML," "we," "us" or "our" refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. Effective April 1, 2001, CFDC Holdings Corp., CF Data Corp., Check Technologies, Inc., National Recovery Systems, Ltd. of America d/b/a Check Center, National Process Servers, Inc. and Phoenix EPS, Inc. merged into LML Payment Systems Corp. (formerly known as ChequeMARK Inc.). Subsequent to the merger, LML Payment Systems Inc.'s subsidiaries are LML Corp. (formerly known as ChequeMARK Holdings Inc.), Legacy Promotions Inc. and LHTW Properties, Inc. LML Corp's subsidiaries are LML Patent Corp. (formerly known as ChequeMARK Patent Inc.), and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to dollars or "$" are to U.S. Dollars.

Overview

     LML Payment Systems Inc. is a financial payment processor that provides check processing solutions for national, regional and local retail merchants in the United States. LML's processing services include check verification and collection services along with electronic processing services, including Electronic Check Re-presentment or "RCK" (whereby returned checks are re-presented for payment electronically) and Electronic Check Conversion or "ECC" (whereby paper checks are converted into electronic transactions at the point of sale). LML focuses on providing these services to supermarkets, grocery stores, multi-lane retailers, convenience stores and other national, regional and local retailers in the United States. LML also provides selective routing, including real-time monitoring of debit, credit and Electronic Benefit Transaction or "EBT" card transactions for authorization and settlement.

     LML's ECC services utilize LML's proprietary system, including software, hardware and modes of interaction, known as the "ChequeMARK System." The ChequeMARK System allows merchants to electronically authorize, capture and settle paper check transactions conducted at the point-of-sale without negotiating the paper check. Some unique elements of the ChequeMARK System are protected under patent, trademark, and copyright laws such as U.S. Patent Nos. 5,484,988 and 6,164,528 and other pending patent applications. The ChequeMARK System, through a centralized database and authorization system, is capable of providing and administering various electronic payment services for customers and businesses. The proprietary intellectual property describes various methods and systems for electronic check processing.

     An objective of LML is to increase transaction volume through internal growth and acquisitions, including the acquisition of business relationships through which LML can integrate its ChequeMARK technology as a preferred service provider. During the past two fiscal years, LML has begun to implement this objective. On November 30, 1999, LML completed the acquisition of CFDC Holdings Corp., a Dallas, Texas, based company, which through its subsidiary CF Data Corp., provided check verification and check recovery services to retail merchants. Effective January 1, 2000, CFDC Holdings Corp. completed the acquisition of National Recovery Systems Ltd. of America, a Wichita, Kansas-based company that operated under the trade name "Check Center." Check Center, like CF Data Corp., provided check verification and check recovery services to retail merchants. On July 22, 2000, LML acquired Check Technologies, Inc., a Dallas, Texas, based company that also provided check verification and recovery services. On July 9, 2000, LML also acquired Phoenix EPS, Inc., which engineered and marketed host-based software products that provide centralized gateway services for electronic payment authorization traffic between store registers and authorized networks. See "Corporate History" for more information regarding these acquisitions.

     Subsequent to LML's fiscal 2001 year end, effective April 1, 2001, CFDC Holdings Corp., CF Data Corp., Check Technologies, Check Center, National Process Servers, Inc. and Phoenix EPS merged operations and management into LML Payment Systems Corp. (formerly known as ChequeMARK Inc.), a Delaware corporation and a wholly-owned subsidiary of LML Corp. LML Payment Systems Corp. maintains operations in Dallas, Texas; Wichita, Kansas; Tulsa, Oklahoma; and Phoenix, Arizona. The merger is designed to achieve certain economies related to costs and the elimination of redundant systems and services. It is also designed to take advantage of the growing recognition of the LML brand name. The consolidation should allow a coordinated approach to the marketing of payment services under the LML trademarks. See the Notes to LML's Consolidated Financial Statements included herein.

     LML's acquisitions, in particular the acquisitions of CF Data and Check Center, provided LML with over 95 million transactions, making LML one of the top ten check verification companies in the United States for 1999. In addition, the ChequeMARK System and the Retail Electronic Payment System, which are the cornerstones of LML's electronic processing services, together with the call center, check writer databases and NSF handling capabilities of LML Payment Systems Corp. (as successor to CF Data and Check Center), give LML a suite of retail point-of-sale check handling services and an infrastructure to further expand its offerings to include other forms of electronic payment systems in the future, such as expansion into the e-commerce market. LML's client list now includes, on either a national or regional basis, such household-name retailers as JC Penney, KFC, 7-Eleven, Coastal Mart, Applebee's, Pizza Hut, Blockbuster Video, Amarillo Mesquite Grill, Kwan Court, Star Lumber, Sutherlands, Godfather's Pizza, Domino's Pizza, Drug Emporium, Rainbow Foods, Stater Bros. Markets, Fred Meyer, The Pep Boys, Garrett's IGA Supermarkets and Sun Foods.

     During the fiscal year ended March 31, 2001, LML established a primary processing center in Phoenix, Arizona. LML's plan is to eventually process all check transactions through this center. LML made significant investments in connection with this processing center, including entering into a five-year office lease for approximately 5,000 square feet in Phoenix, Arizona. LML also entered into certain capital lease agreements with a total value of more than $600,000 in August 2000, to obtain additional hardware, software and maintenance services in connection with the facilities in Phoenix, Arizona. In addition, LML completed the relocation of its Jacksonville, Florida offices to Dallas, Texas, during the 2001 fiscal year. LML is in the process of augmenting the existing processing facilities in Dallas, Texas, to form a fully redundant secondary processing center. See "Item 2 - Properties."

     A key to LML's continued growth is the continued protection of its intellectual property estate. On December 26, 2000, the United States Patent and Trademark Office granted LML a new patent, U.S. Patent No. 6,164,528, regarding, among other issues, Internet purchases where payments from checking accounts are authorized over the Internet. This new patent is designed to apply LML's electronic check processing methods to Internet purchases. In addition, LML received a notice of allowance from the U.S. Patent and Trademark Office for a new patent that describes corporate checks and electronic fund transfers (EFT). The new patent and notice of allowance provide support for LML to enter the e-commerce arena and relate to U.S. Patent No. 5,484,988.

     LHTW Properties Inc., a subsidiary of LML, owns and operates Wildwood Estates, a 332-acre residential community in Wildwood, Florida. Operations have included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, LHTW Properties Inc. provides the resident community with certain amenities and services commonly associated with similar developments.

Financial Payment Processing Services

     LML provides check processing services to national, regional and local retail merchants in the United States, including supermarket chains, grocery stores, convenience stores and other retailers. These services include check verification, check collections, RCK and ECC, as described below. In addition, LML's Retail Electronic Payments System provides real-time transaction monitoring, authorization and selective routing for credit card, debit card, EBT and check verification transactions.

     Check Verification

     LML's check verification services utilize certain check writer databases for electronic verification of checks presented at the point-of-sale of participating merchants, who may pay a fee for this service, although in many cases LML provides both check verification and check collections/recovery services to its retail clients as an "all in one" package. When using this service, the retail merchant "swipes" the paper check through a check reader, which reads the Magnetic Ink Character Recognition or "MICR" string numbers on the bottom of the check. This information is electronically transmitted to LML for comparison against LML's check writer databases. If the check writer has current, delinquent check-related debts, the merchant is notified of this by way of a coded response from LML. The merchant must then decide whether to accept or decline the check.

     LML's check verification services may be adapted for a particular merchant's needs to verify against other identification references in addition to the MICR string numbers, such as the check-writer's drivers license number and social security number.

     Check Collections/Recovery Services

     As with many check authorization firms, LML provides, in many cases, both check verification and check collections/recovery services to its retail clients as an "all in one" package. The decision to approve or decline a check transaction is, in many cases, intrinsically associated with recovering, on behalf of a client, a returned check transaction. Typically, transactions are verified on the "front-end" at the time of the transaction, and, if required, transactions can also be collected or recovered on the "back-end" (i.e., when a check is returned NSF - "not sufficient funds"). LML, through its call center and NSF handling capabilities, offers merchants traditional paper-based check collections/recovery services including skip-tracing and letter services, in addition to Electronic Check Re-Presentment, or RCK, services (as described below). LML employs industry standard collections system software and technology, including sophisticated database management and predictive dialing, as well as secondary agency relationships, enabling LML to provide significant resources for check verification and collections/recovery services.

     Electronic Check Re-Presentment

     LML's Electronic Check Re-Presentment, or RCK service, electronically re-presents paper check data for payment with greater speed and higher priority than traditional paper re-deposit allows. When eligible paper checks are returned to LML's merchant clients due to insufficient funds in a check-writer's account, they are forwarded by the merchant or the merchant's bank to LML for electronic processing. LML captures the data from the MICR string of each returned item, and re-submits the returned item electronically through the facilities of the Automated Clearing House ("ACH") Network. Electronic items are easier to process, are re-presented for payment more quickly than paper items, and generally are given priority in the re-presentment process over paper checks.

     Electronic Check Conversion Service

     LML's Electronic Check Conversion, or "ECC", service is offered to clients through utilization of the ChequeMARK System and its proprietary software and databases.

     LML's ECC service is comprised of three distinct steps: authorization, data capture, and settlement. The process involves converting paper checks into electronic transactions at the point-of-sale. The paper check is "swiped" through a check reader which electronically reads the "MICR" string numbers and electronically transmits this information, along with the manually entered sale amount, to LML's ChequeMARK System for pre-authorization through LML's check writer databases. In addition to searching the databases, the authorization process conducts numerous other searches, commands each inquiry to satisfy various transaction qualification standards and submits the inquiry to various velocity criteria. If approved, certain transaction information is captured and the merchant's terminal automatically prints a sales receipt, which closely resembles a credit card receipt, to be signed by the consumer, authorizing the electronic debit to the consumer's account. The paper check can be returned to the consumer as it has been replaced with an electronic payment. If disapproved, the merchant's terminal will display a "DECLINED" message. The ChequeMARK System automatically produces an ACH file which includes an electronic debit against each consumer's checking account for the amount of that consumer's transaction and an electronic credit to the merchant's bank account, which settles the transaction for the aggregate amount of all consumer transactions within each processing interval (i.e., daily or at the end of a shift).

     LML's ECC service can significantly reduce a merchant's traditional handling costs and bank deposit fees associated with paper check acceptance. Merchants who choose LML's ECC service can additionally select a specific recovery option for transactions that are returned by the consumer's bank. Returned items automatically update LML's check writer database, reducing the opportunity to pass another NSF check, therefore reducing future risk for merchants. The earlier start to collection activities increases the merchants' chances of recovery.

     Retail Electronic Payment System

     LML has engineered a family of host-based software products that provide a centralized gateway for real-time transaction monitoring and electronic payment authorization traffic between store registers and authorization networks. The Retail Electronic Payment System or "REPS" provides authorization routing of direct debit, credit card, EBT, checks, employee discount authorization and gift certificate transactions. The REPS architecture is scalable to support a wide range of electronic payment transaction volume, and is expected to allow LML to offer integrated solutions on a single and well-proven platform, and to allow product offerings to be made side by side with credit cards, debit cards, EBT cards (food stamps) and other electronic payment methods. Other associated systems include check collections and network communication connection monitoring.

     Transaction information from various physical points-of-sale (multi-lane or multi-terminal retail venues, such as a grocery store or merchandise retailer) is centrally collected on the retailer's premises, and the software developed by LML provides gateway services that sort the information and route it to the appropriate processor based on transaction type - i.e., credit card (e.g., Visa or Mastercard), bank debit card (e.g., Bank of America), EBT "electronic benefit transactions" (e.g., EDS), or check processors for authorization and/or settlement.

Sales and Marketing

     LML intends to develop the profitability of its ChequeMARK technology in part through the acquisition of business relationships through which LML can integrate its ChequeMARK technology as a preferred service provider. Certain of LML's acquisitions bring existing relationships to LML from various segments of the check verification and collection market.

     LML's stated business goal is to develop its acquired check verification and collection business into ECC business, by marketing its patented process to the acquired client bases. The acquisitions of CFDC Holdings Corp., National Recovery Systems, Ltd. and Check Technologies, Inc. and their subsequent integration were a direct implementation of LML's plan. Their current contribution to total revenue derives principally from check verification and check collection transactions, which are expected to decrease incrementally initially, and more dramatically as LML's patented process is integrated to convert those transactions into ECC business.

     In that regard, LML continues to pursue the acquisition of existing business relationships through which LML's patented technology can be marketed. LML anticipates the integration of its technology into the various services offered by each new subsidiary, which is a future step in its marketing plan.

     LML markets check verification, check collection, RCK, ECC and transaction routing services through a direct sales force. As of June 8, 2001, LML had a direct sales and technical sales force of 10 employees. LML generates new customers through direct solicitation. LML also sponsors certain industry trade shows.

Competition

     The financial payment processing market in which LML operates is highly competitive and is characterized by changing technology, evolving industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence. LML's competitors include other check verification, collections, software development and guarantee firms offering some or all of the payment processing services offered by LML, including check verification and collections, RCK and ECC. There are at least 17 competing verification companies. LML believes its largest competitors are TeleCheck Services, eFunds Corporation, Equifax and International Check Services Inc. In addition, LML anticipates that entities within the related credit card and banking industry, which are both highly competitive, may elect to provide competing electronic checking services in the future. Many of LML's competitors have greater technical, financial and marketing resources than LML and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than LML. There can be no assurance that LML's current products and services will not become obsolete or that LML will have the financial, technical and marketing resources and support facilities to compete successfully in the future.

     LML believes that part of its success will depend on its ability to successfully market existing products, to acquire transaction volume, and to develop and introduce new products and services in addition to or as enhancements of existing products and services. However, there can be no assurance that LML will be able to increase its transaction volume, develop and introduce new products and services in addition to or as enhancements of existing products and services or compete successfully in the future.

Regulatory Matters

     LML's business is either subject to or may be affected by current and future governmental and other regulations in many different jurisdictions. The rules, regulations, policies and procedures affecting its business are constantly subject to change.

     Certain check collection, recovery, and electronic check re-presentment services provided by LML are governed by the Fair Debt Collection Practices Act and the Fair Credit Reporting Act. Electronic check re-presentment transactions are subject to applicable National Automated Clearing House Association ("NACHA") Operating Rules, and applicable Uniform Commercial Code statutes. LML's ECC transactions currently utilize the facilities of the ACH Network and therefore are governed by and subject to NACHA Operating Rules and Regulation E.

Intellectual Property

     LML's success will depend, in part, on its ability to protect and enforce intellectual property protection for the technology contained in the ChequeMARK System and the Retail Electronic Payment System. Certain unique aspects of the ChequeMARK System are protected by patents, trademarks, copyright and trade secrets. For example, U.S. Patent No. 5,484,988 owned by LML Patent Corp. (formerly known as ChequeMARK Patent, Inc.), describes an electronic checkwriting point-of-sale system for consumer transactions that do not require the negotiation of a paper check. Moreover, the 5,484,988 patent addresses the electronic submission of transactions through a centralized database and authorization system for approval electronically, electronic debiting of consumer bank accounts and electronic crediting of designated merchant accounts in real time or off-line modes using the facilities of the ACH Network or any competing network.

     Also included in LML's intellectual property estate is U.S. Patent No. 6,164,528 regarding, among other issues, Internet purchases where payments from checking accounts are authorized over the Internet. This patent, which was granted by the U.S. Patent and Trademark Office on December 26, 2000, is designed to include protection for LML's electronic check processing methods as applied to Internet purchases. In addition, LML has filed and received a notice of allowance from the U.S. Patent and Trademark Office for a new patent based upon U.S. Patent No. 6,164,528. The new patent application describes corporate checks and electronic fund transfers
(EFT) and relates to U.S. Patent No. 5,484,988 and U.S. Patent No. 6,164,528.

     LML intends to continue to file additional patent applications to expand its intellectual property estate, seeking coverage of its developments in its business areas. LML relies on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to establish and protect proprietary rights in its system. There can be no assurance that these protections will be adequate to deter misappropriation of LML's technologies or independent third-party development of similar technologies. The cost of prosecuting a claim of infringement against others, or defending a patent infringement claim, may be substantial and there can be no assurance that LML will have the resources necessary to successfully prosecute or defend a patent infringement claim. Although LML does not believe that its technology infringes the patent rights of others, there can be no assurance that infringement claims will not be made in the future or that the validity of any patent issued to LML will be sustained if judicially tested.

Risks Associated with the Development by LML of its Business

     As LML continues to develop its business in the financial payment processing industry, LML may encounter unforeseen difficulties, some of which may be beyond LML's ability to control related to marketing, product development, regulation, or proprietary technology. The success of LML's business will depend on, among other things, the demand for and cost of marketing LML's technology, the volume and total value of transactions processed by merchants utilizing LML's technology, the technological adaptation of check verification end-users, the issuance of the additional patents necessary to protect the business enterprise, the renewal of material contracts in LML's business, LML's ability to anticipate and respond to technological changes, particularly with respect to e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, LML's ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against LML, and the cost of protecting LML's technological products. The actual results of LML's operations in the future may vary widely due to technological change, increased competition, additional government regulation or intervention in the industry, general economic conditions, other risks described in LML's filings with the Securities and Exchange Commission and other factors not yet known or anticipated.

Corporate History

     Background

     LML was originally incorporated under the laws of the Province of British Columbia, Canada, as a "specially limited company" on January 24, 1974. In October 1997, after receipt of shareholder approval, the directors of LML elected to change LML's governing corporate jurisdiction by continuing out of the Province of British Columbia into the Yukon Territory, which change was effected in November 1997. Under the Yukon Business Corporations Act, LML is a corporation, which enjoys limited liability for its shareholders, is governed by its Board of Directors and generally has the powers and capacity attributable to a corporation.

     Acquisitions

     Since the beginning of 1998, LML has expanded its business through a number of acquisitions, which are discussed below.

     ChequeMARK. Effective March 11, 1998, pursuant to the terms of an Asset Purchase Agreement and a Patent Purchase Agreement, collectively referred to as the "Acquisition Agreements," LML, through its subsidiaries, acquired (a) substantially all of the assets and assumed certain liabilities of ChequeMARK Technologies Corporation, now known as MARK Technologies Corporation ("MARK"), for cash, shares of LML's common stock and LML's agreement to issue additional shares of LML's common stock pursuant to an earn-out formula if certain conditions were met, and (b) U.S. Patent No. 5,484,988, or any continuations, divisions, reissues or additional patent application rights from Robert R. Hills and Henry R. Nichols in exchange for the issuance of shares of LML's common stock and LML's agreement to issue additional shares of LML's common stock pursuant to an earn-out formula if certain conditions were met. LML's acquisition of the ChequeMARK assets and patent gave rise to litigation between LML, Mr. Hills and MARK, which was settled in August 2000. See "Item 3 -- Legal Proceedings."

     CFDC Holdings Corp. On November 30, 1999, LML completed the acquisition of CFDC Holdings Corp., a Dallas based company, which, through its subsidiary CF Data Corp., provided check verification and check recovery services on both a national and regional basis to retail merchants. CF Data was ranked by the Nilson Report (issue #715) as the 11th largest check verification company in the United States in 1999, verifying more than 74 million checks with a dollar value exceeding $3.6 billion from a total of 7,795 retail outlets.

     Check Center. Effective January 1, 2000, LML acquired, through its wholly owned subsidiary, CFDC Holdings Corp., National Recovery Systems, Ltd. of America, a Wichita based company, which operated under the trade name "Check Center." Check Center had one wholly owned subsidiary, National Process Servers Inc. Check Center, like CF Data, also provided check verification and check recovery services on a regional basis to retail merchants. According to Nilson Report (issue #715), Check Center verified 22 million check transactions with a dollar value exceeding $1.1 billion from a total of 1,626 retail outlets in 1999.

     Phoenix, EPS. On July 9, 2000, LML acquired Phoenix EPS, which engineered and marketed host-based software products that provide centralized gateway services for electronic payment authorization traffic between store registers and authorized networks. Phoenix's flagship product REPS (Retail Electronic Payment System) provides real-time transaction monitoring, authorization and selective routing of debit card, credit card, EBT cards (food stamps) and check verification transactions. The REPS architecture is scalable to support a wide range of electronic payment transaction volume, and will be used to assist in building LML's infrastructure, such that LML will be able to offer integrated payment processing solutions on a single and well-proven platform, and product offerings can be made side by side with credit cards, debit cards, EBT cards and other electronic payment methods. As of LML's 2001 fiscal year end, Phoenix EPS clients included supermarkets, multi-lane mass merchandisers and retail merchants ranging in size from $2 million to over $20 billion in sales.

     Pursuant to a Share Purchase Agreement between LML, Phoenix and the Phoenix shareholders dated July 9, 2000, LML agreed to purchase all of the issued and outstanding shares of Phoenix from the Phoenix shareholders for a purchase price of $4,500,000 paid by the issuance to the Phoenix shareholders of an aggregate of 220,857 shares of LML's common stock. As part of this acquisition, LML agreed to certain price protection covenants for the benefit of the Phoenix shareholders. In the event the value of the shares of LML's common stock exchanged for shares of Phoenix's stock decreases below the deemed issue price per share of LML's common stock, and the Phoenix shareholders sold such shares of LML's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such Phoenix shareholders would have a right to receive additional shares of LML's common stock. LML also agreed to pay a finder's fee in connection with this acquisition through the issuance of an additional 7,730 shares of LML's common stock. In an amended agreement dated June 27, 2001, the former shareholders of Phoenix EPS, Inc. agreed to forfeit their rights to receive certain price protection benefits in exchange for 679,134 shares of LML's common stock. See the Notes to LML's Consolidated Financial Statements included herein.

     Check Technologies Inc. On July 22, 2000, LML acquired Check Technologies, which is located in Dallas, Texas and provided check verification and recovery services with a primary client base located in Texas and Louisiana.

     Pursuant to a Share Purchase Agreement between LML and the Check Technologies shareholders dated as of July 22, 2000, LML agreed to purchase all of the issued and outstanding shares of Check

Technologies from the Check Technologies shareholders for a purchase price of $500,000, consisting of $250,000 in cash and the issuance to the Check Technologies shareholders of an aggregate of 22,987 shares of LML's common stock. In connection with the purchase of Check Technologies and in exchange for certain cash consideration, one of the Check Technologies shareholders and an employee of Check Technologies entered into separate non-compete agreements with LML. As part of this acquisition, LML agreed to certain price protection covenants for the benefit of the Check Technologies shareholders. In the event the value of the shares of LML's common stock exchanged for shares of Check Technologies' stock decreases below the deemed issue price per share of LML's common stock, and the Check Technologies shareholders sold such shares of LML's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such Check Technologies shareholders would have a right to receive additional shares of LML's common stock. LML also agreed to pay a finder's fee in cash in connection with this acquisition. See the Notes to LML's Consolidated Financial Statements included herein.

Employees

     Competition for personnel in the financial payment processing industry is intense. LML believes that its future success will depend in part on its continued ability to hire and retain qualified personnel. There can be no assurance that LML will be successful in attracting and retaining a sufficient number of qualified employees to conduct its business in the future. As of June 8, 2001, LML (including its subsidiaries) had 140 full-time employees and 4 part-time employees, including approximately 10 employees in sales and marketing and approximately 21 employees in administration and finance. LML also employs consultants to perform services for LML from time to time.

Business Concentration

     During the fiscal year ended March 31, 2001, fees from and associated with LML's three largest customers amounted to approximately 56% of total sales volume. JC Penney, 7-Eleven and Dillon's are LML's principal customers. In fiscal 2001, sales to JC Penney, 7-Eleven and Dillon's amounted to approximately 18%, 17% and 21%, respectively, of its total revenues. LML may be economically dependent on sales volume to these customers. During the year ended March 31, 2001 Dillon's notified LML that it is moving its check verification processing in house. Verification transactions started being transferred over in February 2001 and are expected to be completed by the end of LML's second quarter of fiscal 2002. This customer is also planning on moving its primary check collections in house. LML expects to continue to provide secondary check collection services to this client. See "Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operations."

Financial Information by Industry and Geographical Segments

     Financial information relating to industry and geographical segments can be found in the Notes to LML's Consolidated Financial Statements included herein.

Florida Manufactured Home Retirement Community Business

     LHTW Properties Inc., LML's wholly owned subsidiary, owns and operates a retirement styled residential community located in Wildwood, Florida, known as Wildwood Estates. Wildwood Estates consists of approximately 332 acres including approximately 76 acres of platted and developed land, 136 acres of developable area outside of the platted area, and 120 acres of wetlands. As the development of wetlands is subject to stringent federal and state regulations, there can be no assurance that the development of any portion of the property, which is designated as wetlands, will be permitted under such regulations or, if permitted, that any such development will be economically feasible.

     The developed portion of the property includes approximately 121 occupied residential sites. Wildwood Estates is located in close proximity to several large competitive developments, most notably

Continental Country Club, Orange Blossom Gardens and Spruce Creek, which are marketed primarily towards retirees from the northeastern region of the United States.

     The manufactured home retirement community business is generally divided into two categories: rental parks and subdivisions. Residents of communities, known as rental parks, purchase a manufactured home and rent a "lot" from the park owners. Subdivisions differ in that residents purchase both the manufactured home and the land upon which the home is located. Subdivisions also charge residents a monthly fee for the usage of common area facilities such as swimming pools, clubhouses, tennis courts and other amenities but such fees are typically much lower than monthly fees for rental parks. Wildwood Estates is a manufactured home subdivision. All residents own their own home and land and pay for the amenities and the upkeep and maintenance of common area facilities. Development of a manufactured home subdivision business requires subdividing suitable land into individual lots, installing improvements such as water, sewer, roadways, and electrical power and marketing the improved land and manufactured homes to potential residents.

     LHTW Properties Inc., has continued implementing steps necessary to resume sales and marketing activities at Wildwood Estates. In order to conduct mobile home sales at Wildwood Estates, LHTW Properties has taken steps to obtain a `Mobile Home Dealer's License' and has also begun investigating the acquisition of model home inventory which would be made available for viewing by potential home purchasers. LHTW Properties also initiated magazine advertising to promote the sale of homes at Wildwood Estates. Further, LHTW Properties has retained a real estate agent to sell homes and real estate lots at Wildwood Estates. These steps, in addition to the recent connection of the City of Wildwood's water and wastewater facilities to the property, should enhance opportunities for the potential development of new and existing home sites. LHTW Properties plans to continue to list the property for sale while evaluating its options for further development of the undeveloped portion of the property or possible disposition of the property if a transaction can be consummated on acceptable terms.

     LML acquired Wildwood Estates in November 1993 for a purchase price consisting of cash payable by the assumption of a mortgage and the issuance of fully paid common shares of LML. The mortgage has since been paid in full. See "Item 2 - Properties." In connection with the acquisition, a portion of these shares were deposited with a trustee under the terms of a voluntary pooling agreement and were to be released in equal share increments upon the sale of each unit, which consists of one lot and one manufactured home. Any shares not released prior to December 2003 were to be returned to LML for cancellation. However, LML received a claim regarding the release of shares from the pooling agreement, which was settled on February 24, 2001, and, in connection therewith, approximately half of the shares held under the pooling agreement were released to the plaintiffs and the other half were released from the pooling agreement but are still being held in escrow pending the occurrence of certain future events. See "Item 3 -- Legal Proceedings."

ITEM 2.  Properties

     Office Space. As of June 8, 2001, LML leased office space containing approximately 37,854 square feet of floor space for its operations. LML's principal facilities include:

                               Approximate
          Location             Square Feet                  Description
          --------             -----------                  -----------
Vancouver, British Columbia          3,348  Corporate headquarters for administration and finance
Wichita, Kansas                     10,000  Financial payment processing operations
Dallas, Texas                       19,560  Financial payment processing operations
Phoenix, Arizona                     4,946  Financial payment processing operations

     LML's primary corporate headquarters are located in Vancouver, British Columbia, Canada. On January 19, 2001 the lease term was extended for a further three-year term. LML's Wichita, Kansas, location lease, which originally expired on March 2002, was extended for an additional 33 months, expiring December 31, 2004.

     LML has established a new primary data processing center in Phoenix, Arizona, and is in the process of augmenting the existing processing facilities in Dallas, Texas, to form a fully redundant secondary processing center.

     LML considers its current facilities adequate for its current needs and believes that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate and processing operations and for additional sales and service.

     Florida Real Estate. Wildwood Estates is a manufactured housing subdivision located in Wildwood, Florida and is comprised of five platted subdivisions, along with adjacent land area (common areas and surplus land). The total development consists of approximately 332 acres including approximately 76 acres of platted and developed land, 136 acres of developable area outside of the platted areas, and 120 acres of wetlands. On June 8, 2000 LHTW Properties paid the mortgage on the property that was held by Destiny Petroleum Inc., a Texas corporation controlled by Robert Moore, an affiliate of LML.

ITEM 3.  Legal Proceedings

     Pursuant to the terms of the Acquisition Agreements for LML's acquisition of the ChequeMARK assets from MARK Technologies Corp. ("MARK") and patent or any continuations, divisions, reissues or additional patent application rights from Robert R. Hills and Henry R. Nichols, LML, as part of the consideration for such acquisition, agreed to issue up to an additional 1,900,000 shares of LML's common stock to MARK and up to an additional 1,900,000 shares of LML's common stock to Messrs. Hills and Nichols, in each case pursuant to an earn-out formula if certain conditions were met during an earn-out period that is to expire in August 2003, which shares are collectively referred to as the "Earn-Out Shares." No common shares were earned pursuant to the earn-out formula during any of the years ended March 31, 1999, 2000 or 2001. In addition, as a condition to LML's acquisition of the ChequeMARK assets and patent, Mr. Hills, then a principal shareholder of MARK, entered into an employment agreement with one of LML's subsidiaries.

     On March 10, 1999, LML commenced a legal action in the United States District Court for the Middle District of Florida, Jacksonville Division, against Mr. Hills and MARK seeking, among other relief, a declaratory judgment that the Defendant Mr. Hills breached the terms of his employment agreement with LML by effecting a "Unilateral Resignation." LML also sought declaratory relief in connection with technology purchased by LML and its subsidiaries from Mr. Hills. In addition, LML requested that the court require Mr. Hills to sign all documents and do all things necessary regarding ownership of LML's patents.

     On August 22, 2000, LML, Mr. Hills and MARK finalized a settlement with respect to LML's legal action commenced against Mr. Hills and MARK. Pursuant to the terms of the settlement, 466,820 of the 541,820 shares of LML common stock that were being held in escrow were returned to LML for cancellation. In addition, LML was relieved of its obligation to issue to Mr. Hills and MARK 1,828,560 Earn-Out Shares pursuant to certain agreements (which amount includes Earn-Out Shares issuable to Mr. Hills and Mr. Hills' portion of any Earn-Out Shares issuable to MARK). The settlement did not affect the rights to Earn-Out Shares of shareholders of MARK, other than Mr. Hills. LML agreed to pay $2,500,000 cash and to allow 75,000 common shares to be released from escrow to Mr. Hills. See the Notes to LML's Consolidated Financial Statements included herein. Pursuant to the terms of the settlement, LML withheld $350,000 of the $2,500,000 cash settlement proceeds for the purpose of defending or pursuing other legal claims regarding ownership, license or infringement of certain intellectual property of LML, including U.S. Patent No. 5,484,988, against persons other than Mr. Hills who may claim rights directly or indirectly from Mr. Hills, including the claims asserted by Global Transaction Systems, LLC, discussed below. If there is no such ongoing litigation as of August 21, 2005, the portion of the $350,000 not used by LML for litigation expenses will be delivered to Mr. Hills. As of March 31, 2001, $313,071 had been applied by LML to offset litigation expenses and $36,929 was still being withheld by LML. The settlement also called for entry of an agreed permanent injunction, which has been entered, in which Mr. Hills will not (a) for a period of three (3) years from the date of the injunction, carry on or engage in any business that is competitive with the products or services of LML, or that relates to the electronic payment and collections industry, (b) engage in any acts constituting partial or complete infringement of U.S. Patent No. 5,484,988 or the ChequeMARK System software, (c) represent that anyone other than LML is the holder of U.S. Patent No. 5,484,988, or (d) represent or imply that he holds any ownership interest in the ChequeMARK System or its underlying patents.

     On July 20, 2000, Global Transaction Systems, LLC, a Nevada limited liability corporation, filed a complaint against LML in the United States District Court, Southern District of Florida for patent and copyright infringement of U.S. Patent No. 5,484,988. Global Transaction Systems, LLC served an amended complaint on LML on September 7, 2000, seeking a declaratory judgment that Global Transaction Systems, LLC was the owner of U.S. Patent No. 5,484,988. LML filed a motion to dismiss the action for lack of subject matter jurisdiction under 28 U.S.C. 1338(a). On January 11, 2001, the amended complaint was dismissed by the court without prejudice. LML continues to protect its intellectual property, including property owned by its subsidiaries.

     On December 14, 2000, LML received a complaint filed by Todd H. Moore against LML in the 150th District Court, Bexar County, Texas. Mr. Moore is seeking an order directing LML to deliver an option to purchase 250,000 shares of LML's common stock at $1.50 per share, or, alternatively, damages of $10 million, and certain other relief. Mr. Moore alleges that LML retained him in 1998 to assist in raising media exposure of LML and that as compensation for such services Mr. Moore was to receive the stock option. Originally, in December 1999, Mr. Moore filed a similar suit against LML in the United States District Court, Western District of Washington, alleging substantially the same facts as those set forth above. The original suit was dismissed with prejudice on June 5, 2000. Mr. Moore filed a motion with the court in Washington to have the dismissal in the prior suit changed to a dismissal without prejudice. This motion was granted by the court in February 2001. LML believes this suit is without merit and intends to defend this action vigorously.

     On February 1, 2001 LML and its indirect, wholly owned subsidiary LML Patent Corp., filed suit in the United States District Court for the District of Nevada against Global Transaction Systems, LLC on grounds of violations of the unfair competition provisions under the Lanham Trademark Act of 1946, violation of common law, unfair competition and wrongful interference with prospective economic advantage. The suit also seeks a declaratory judgment that declares LML Patent Corp. the sole owner of all right, title and interest in United States Patent Nos. 5,484,988 and 6,164,528 for a check writing point-of-sale system ("the Patents"); and that further declares any actions taken in derogation of such rights to be null and void, and therefore rescinded. The suit additionally seeks injunctive relief against Global Transaction Systems, LLC, restraining and enjoining it and its agents from representing or implying that they have any ownership interest in the Patents or that they have the right or ability to provide electronic transaction processing services through use of the technology described in the Patents. The court has not yet ruled on the motion.

     On February 24, 2001, LML entered into a settlement agreement regarding the lawsuit that was brought against LML and LHTW Properties by the former owners of the Wildwood Estates property concerning their claims for the release of 252,502 shares of LML's common stock being held under the terms of the voluntary pooling agreement established in connection with the property in November, 1993. The plaintiffs had alleged that LML was improperly preventing the release from escrow of the shares. Pursuant to the terms of the settlement agreement, LML allowed the release of 126,251 shares from escrow and paid $150,000 towards costs. The agreement also calls for the remaining 126,251 shares to remain in escrow until the property is sold in its entirety or until November 30, 2002, whichever occurs first. The plaintiffs have agreed that LML and LHTW Properties have no duty to sell or attempt to sell the property or any additional lots before November 30, 2002.

     Other than as described herein, there are no material legal proceedings involving LML. However, LML is party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of LML.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Security Matters

     LML's common stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market, which is the principal market for LML's common stock, and trades under the symbol "LMLP". LML's common stock is neither listed nor traded on any foreign trading market. The following table sets forth the range of high and low prices for LML's common stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

          Fiscal Year Ended             High            Low
          March 31                       $               $

                    2001
          1Q                           32.75           10.00
          2Q                           20.75            4.13
          3Q                            8.25            3.38
          4Q                            7.94            3.51

                    2000
          1Q                            3.88            3.00
          2Q                            4.25            3.13
          3Q                            9.25            3.93
          4Q                           76.00            8.68


     The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in LML's common stock is limited and sporadic.

Our common stock price is volatile.

     The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

     .    Actual or anticipated fluctuations in our operating results;
     .    Announcements by us, our competitors or our customers;
     . Announcements of the introduction of new or enhanced products and services by us or our competitors;
     . Announcements of joint development efforts or corporate partnerships in the electronic commerce market;
     . Market conditions in the banking, telecommunications, technology and other emerging growth sectors;
     .    Rumors relating to our competitors or us; and
     .    General market or economic conditions.

     In addition, the stock market has experienced significant price and volume fluctuations, which have particularly affected the trading price of equity securities of many technology companies.

Holders of Common Stock

     As of March 31, 2001, there were approximately 358 record holders of LML's common stock, with 18,697,929 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of LML's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Recent Sales of Unregistered Securities

     On July 9, 2000, LML issued 220,857 shares of LML's common stock with a value of $4.5 million, for the acquisition of Phoenix EPS, Inc., to the former shareholders of Phoenix EPS. In addition LML issued 7,730 shares of LML's common stock with a value of $157,500 to a third party finder in connection with this acquisition. On July 22, 2000, LML issued 22,987 shares of LML's common stock with a value of $250,000 to former shareholders of Check Technologies, Inc., for the acquisition of Check Technologies. See the Notes to LML's Consolidated Financial Statements included herein. On November 30, 2000, LML issued 3,533,132 shares of LML's common stock to Destiny Petroleum Inc. in exchange for the surrender of 883,283 LHTW Properties Class A Preference Shares. See the Notes to LML's Consolidated Financial Statements included herein. On January 26, 2001 and March 6, 2001, LML issued 138,997 shares and 1,059 shares, respectively, of LML's common stock with no par value, to former stockholders of CFDC Holdings Corp. under the price protection covenants. On June 27, 2001, LML issued 679,134 shares of common stock with no par value to the former shareholders of Phoenix EPS, Inc. in consideration of the forfeiture of certain price protection covenants included in the July 9, 2000 purchase agreement. See the Notes to LML's Consolidated Financial Statements included herein. We believe that the issuance of securities in the foregoing transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving public offerings.

Dividend Policy

     LML paid $453,787 in dividends and interest on the LHTW Properties Class
A Preference Shares that had accrued in connection with the debt conversion agreement entered into among LML, LHTW Properties and Destiny Petroleum, Inc., a corporation controlled by an affiliate of LML.

     LML has not paid any dividends on its common stock in the past and has no current plan to pay dividends in the future. LML intends to devote all funds to the operation of its businesses.

Canadian Federal Tax Considerations

     Generally, dividends that are paid or credited by Canadian corporations to non-resident shareholders are subject to a nonresident tax of 25%. However, the Canada-United States Income Tax Convention, 1980 (the "Treaty") provides that dividends paid by a Canadian corporation to a corporation resident of the United States with no permanent establishment in Canada, which owns at least 10% of the voting stock of LML paying the dividend, are subject to the Canadian non-resident withholding tax of 5%. In all other cases, when a dividend is paid by a Canadian corporation to the beneficial owner resident in the United States, the Canadian non-resident withholding tax is 15% of the amount of the dividend.

     The reduced withholding tax rates do not apply if the beneficial owner of the shares carries on business through a permanent establishment in Canada and the stock holding in respect of which the dividends are paid is effectively connected with such permanent establishment. In such a case, the dividends are taxable in Canada as general business profits at rates that may exceed the 5% or 15% rates applicable to dividends that are not effectively connected with a Canadian permanent establishment.

     The Treaty permits Canada to apply its domestic law rules for differentiating dividends from interest and other disbursements. Stock dividends are subject to the normal Canadian non-resident withholding tax rules on the amount of the dividend. The amount of a stock dividend is equal to the increase in the paid-up capital of LML by virtue of the dividend.

     Generally, interest paid or credited to a non-resident is subject to a 25% Canadian withholding tax. If, at a time when interest has accrued but is not yet payable, the holder of the debt transfers it to a Canadian resident or, in certain circumstances, a non-resident who carries on business in Canada, part of the proceeds of the disposition may be considered to be interest for Canadian income tax purposes. Under the Treaty, the rate of withholding tax on interest paid to a United States resident is 10%. For Treaty purposes, interest means interest as defined by domestic Canadian income tax rules. The withholding tax applies to the gross amount of the interest payment.

     Non-residents are subject to Canadian income tax on dispositions of "taxable Canadian property." Taxable Canadian property includes shares of a publicly traded Canadian corporation if, at any time during the preceding five years, the non-resident and persons with whom the non-resident did not deal at arm's length owned at least 25% of the issued and outstanding shares of any class of stock of LML.

     The applicable tax rate on capital gains realized by a non-resident is 19.5% for corporations and 21.7% for individuals. Under the Treaty, capital gains realized by a United States resident on the disposition of shares of a Canadian corporation are exempt from Canadian income tax, unless (i) the value of the shares is derived principally from Canadian real property, or (ii) the shares are effectively connected with a permanent Canadian establishment of such non-resident, the capital gains are attributable to such permanent establishment, and the gains are realized not later than twelve months after the termination of such permanent establishment.

     There are no foreign or currency controls in Canada, and there are no exchange restrictions on borrowing from abroad, on the repatriation of capital, or the ability to remit dividends, profits, interests, royalties, or other payments to non-resident holders of LML's common stock. However, any such remittance to a resident of the United States is subject to a 15% withholding tax pursuant to Article XI of the reciprocal tax treaty between Canada and the United States.

ITEM 6.  Selected Consolidated Financial Data

     The following table presents summary historical financial and other data for LML. The selected historical financial data presented below as of and for each of the years in the five year period ended March 31, 2001, is derived from the audited Consolidated Financial Statements of LML. You should read the financial data below together with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and with LML's Consolidated Financial Statements, including the notes thereto, included elsewhere in this document.

                 Table of Selected Consolidated Financial Data/1/
                              Year Ended March 31
                 (Amounts in thousands, except per share data)

                                                                          2001      2000      1999     1998      1997
Statement of operations data:
Operating revenue...................................................    $10,071   $ 3,045   $   234   $  179   $   199
Net Income (loss)/2/................................................     (5,214)   (2,347)   (2,315)    (388)   (2,276)
  Per share - basic.................................................       (.34)     (.19)     (.22)    (.06)     (.38)
  Per share - diluted...............................................       (.34)     (.19)     (.22)    (.06)     (.38)
Weighted average number of common shares outstanding - basic........     16,769    12,089    10,460    6,541     5,916
Weighted average number of common shares outstanding - diluted......     16,769    12,089    10,460    6,541     5,916
Balance Sheet Data:
Current assets......................................................    $ 9,659   $12,358   $   150   $  107   $    23
Total assets/3/.....................................................     27,311    23,738     3,562    4,036     2,164
Current liabilities.................................................      2,976     2,522     1,101    1,071       708
Long-term debt, less current portion................................        274        70       879      896       800

               Table of Selected Consolidated Financial Data/1/
                              Year Ended March 31
                  (As Adjusted for U.S. GAAP Reconciliation)
                 (Amounts in thousands, except per share data)

                                                                          2001      2000      1999     1998      1997
Statement of operations data:
Operating revenue...................................................    $10,071   $ 3,045   $   234   $  179   $   199
Net Income (loss)/2/................................................     (5,214)   (2,229)   (2,433)    (388)   (2,276)
  Per share - basic.................................................       (.34)     (.18)     (.23)    (.06)     (.38)
  Per share - diluted...............................................       (.34)     (.18)     (.23)    (.06)     (.38)
Weighted average number of common shares outstanding - basic........     16,769    12,089    10,460    6,541     5,916
Weighted average number of common shares outstanding - diluted......     16,769    12,089    10,460    6,541     5,916
Balance Sheet Data:
Current assets......................................................    $ 9,659   $12,358   $   150   $  107   $    23
Total assets/3/.....................................................     27,311    23,738     3,444    4,036     2,164
Current liabilities.................................................      2,976     2,522     1,101    1,071       708
Long-term debt, less current portion................................        274        70       879      896       800

----------------------------
/1/ The financial information set forth in this table for the fiscal years ended March 31, 1997, 1998, 1999, 2000 and 2001 includes the accounts of LML on a consolidated basis. The total assets reported for the 1998 fiscal year include $1,827,903 attributable to LML's acquisition effective March 11, 1998 of substantially all of the assets of MARK and all right, title and interest to U.S. Patent No. 5,484,988 and any continuations, divisions, reissues or additional patent application rights thereto. The financial data for the fiscal year ended March 31, 2000 include the acquisition of CFDC Holdings Corp. and Check Center. The financial data for the fiscal year ended March 31, 2001 include the acquisition of Phoenix EPS and Check Technologies. For a description of these acquisitions see "Item I - Description of Business - Corporate History" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."
/2/ The Net Income (Loss) for the fiscal year ended March 31, 1997 has been retroactively restated to reflect the adoption of a new accounting policy of expensing development costs.
/3/ The Total Assets for the fiscal year ended March 31, 1997, 1998 and 1999 have been retroactively restated to reflect the adoption of a new accounting policy of expensing development costs. See the Notes to LML's Consolidated Financial Statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. See "Item 8 -- Financial Statements." This information is not necessarily indicative of future operating results.

Forward Looking Information

     All statements other than statements of historical fact contained herein are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "project," "potential" or "expect" or similar statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing LML's services, the volume and total value of transactions processed by merchants utilizing LML's services, the technological adaptation of check verification end-users, the issuance of additional patents necessary to protect the business enterprise, the renewal of material contracts in LML's business, LML's ability to anticipate and respond to technological changes, particularly with respect to financial payments and e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, LML's ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against LML, and the cost of protecting LML's intellectual property. Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of LML's operations in the future may vary widely due to technological change, increased competition, additional government regulation or intervention in the industry, general economic conditions, other risks described in LML's filings with the Securities and Exchange Commission and other factors not yet known or anticipated. Accordingly, the actual results of LML's operations in the future may vary widely from the forward-looking statements included herein. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

Overview

     LML is a financial payment processor that provides check processing solutions for national, regional and local retail merchants in the United States. LML's processing services include check verification and collection services along with electronic processing services, including Electronic Check Re-presentment or "RCK" (whereby returned checks are re-presented for payment electronically) and Electronic Check Conversion or "ECC" (whereby paper checks are converted into electronic transactions right at the point of sale). LML focuses on providing these services to supermarkets, grocery stores, multi-lane retailers, convenience stores and other national, regional and local retailers in the United States. LML also provides selective routing, including real-time monitoring of debit, credit and Electronic Benefit Transaction or "EBT" card transactions for authorization and settlement.

     LML's ECC services utilize LML's proprietary system, including software, hardware and modes of interaction, known as the "ChequeMARK System." An objective of LML is to increase transaction volume through internal growth and acquisitions, including the acquisition of business relationships through which LML can integrate its ChequeMARK technology as a preferred service provider. During the past two fiscal years, LML has begun to implement this objective through a number of acquisitions. See "Business - Overview." These acquisitions give LML a suite of retail point-of-sale check handling services and an infrastructure to further expand its offerings to include other forms of electronic payment systems in the future such as expansion into the e-commerce market.

     The acquisitions that have been completed by LML over the past two years have made our results of operations not comparable year over year due to a full 12 months of operation results not being included in current or prior fiscal years, as well as the increase in amortization for all the acquisitions. The acquisition of CF Data and Check Center, which were completed in fiscal year 2000, were not included in our results of operations until December 1999 and January 2000, respectively. The acquisition of Phoenix EPS and Check Technologies, which were completed in fiscal year 2001, were not included in our results of operations until July 2000.

     During the fiscal year ended March 31, 2001, LML established a primary processing center in Phoenix, Arizona. LML's plan is to eventually process all transactions through this center. LML made significant investments in connection with this processing center including entering into a five-year office lease for approximately 5,000 square feet in Phoenix, Arizona. LML also entered into certain capital lease agreements with a total value of more than $600,000 in August 2000, to obtain additional hardware, software and maintenance services in connection with the facilities in Phoenix, Arizona. In addition, LML completed the relocation of its Jacksonville, Florida offices to Dallas, Texas during the 2001 fiscal year. LML is in the process of augmenting the existing processing facilities in Dallas, Texas to form a fully redundant secondary processing center. See "Item 2 - Properties."

     Subsequent to LML's fiscal 2001 year-end, effective April 1, 2001, CFDC Holdings, CF Data , Check Technologies, Check Center, National Process Servers, Inc. and Phoenix EPS merged operations and management into LML Payment Systems Corp. (formerly known as ChequeMARK Inc.), a Delaware corporation. LML Payment Systems Corp. maintains operations in Dallas, Texas; Wichita, Kansas; Tulsa, Oklahoma; and Phoenix, Arizona. The merger is designed to achieve certain economies related to costs and the elimination of redundant systems and services. The consolidation is designed to take advantage of the growing recognition of the LML brand name, and will allow a coordinated approach to the marketing of payment services under the LML trademarks. See the Notes to LML's Consolidated Financial Statements included herein.

     LHTW Properties owns and operates Wildwood Estates, a 332-acre residential community in Wildwood, Florida. Operations have included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, LHTW Properties provides the resident community with certain amenities and services commonly associated with similar developments.

Results of Operations

Fiscal 2001 compared to Fiscal 2000

Revenues

     LML's revenues consist primarily of fees from LML's check verification and electronic processing business and check recovery business. Revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Revenue from LML's check verification and electronic processing business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with LML's check recovery business are contingent on successful recovery; accordingly, revenue is recognized as cash is received. Software license revenue is recognized upon shipment, provided fees are fixed and determinable and collection is probable, in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Software maintenance revenues are recognized over the term of the maintenance agreement. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue. Revenue regarding Wildwood Estates is recognized when sales of property lots and mobile homes are completed. Maintenance fees from the management of the property and from the maintenance of the common areas are recognized straight line over the service period.

     During the year ended March 31, 2001 one of LML's largest customers, accounting for 21% of LML's total revenue in fiscal 2001, notified LML of its intention to perform its check verification services (which amounted to 1.16% of LML's total revenue in fiscal 2001) in house. The transition process commenced in February 2001 and is expected to be completed by the end of LML's fiscal 2002 second quarter. This customer is also planning on moving its primary check collections (which amounted to 7% of LML's total revenue in fiscal 2001) in house. The transfer of these services in house by this customer may have a material adverse effect on LML's results of operations. LML expects to continue to provide secondary check collection services to this customer.

     Total revenues for fiscal year 2001 were approximately $10.1 million, a 236.7% increase over revenues of approximately $3 million for the fiscal year 2000. Revenues derived from the financial payment processing services increased 241.4% from $2.9 million in fiscal year 2000 to $9.9 million for fiscal year 2001. This increase was principally attributable to the acquisition of Phoenix EPS and Check Technologies, which were completed in July 2000, and the inclusion of a full year of operations for CF Data and Check Center, which were acquired in November 1999 and January 2000, respectively (the "Acquisitions"). Revenues related to Wildwood Estates increased 13.6% from $168,316 in fiscal year 2000 to $191,235 for fiscal year 2001.

Costs of operations

     Costs of operations increased from approximately $2.7 million in fiscal year 2000 to approximately $7.9 million in fiscal year 2001, an increase of 192.6%. Financial payment processing costs of operations increased 196.2% from $2.6 million in fiscal year 2000 to $7.7 million for fiscal year 2001. The increase was principally attributable to inclusion of a full year of operations for CF Data and Check Center, acquired in fiscal year 2000, and inclusion of costs for the acquisitions of Phoenix EPS and Check Technologies, which were completed in fiscal year 2001. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. For fiscal year 2001, costs of operations as a percentage of sales decreased to 78.2% compared to 90% for fiscal year 2000. This decrease was due to the operating activities from the acquisitions. Costs of operations related to Wildwood Estates increased 36.8% from $182,340 in fiscal year 2000 to $249,401 for fiscal year 2001.

Sales, general and administrative expenses

     Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses increased from approximately $1.5 million in fiscal year 2000 to approximately $4 million in fiscal year 2001, an increase of 166.7%. The increase in sales, general and administrative expenses are principally attributable to inclusion of a full year of expenses for CF Data and Check Center, acquired in fiscal year 2000, and inclusion of expenses for the acquisitions of Phoenix EPS and Check Technologies, which were completed in fiscal year 2001. The increase is also due to professional fees associated with various legal matters and expenses associated with the relocation of the Jacksonville, Florida office to Dallas, Texas. For fiscal year 2001, expenses as a percentage of sales decreased to 39.6% compared to 48.6% for fiscal year 2000. This decrease was due to the operating activities from the acquisitions.

Other expenses and income

     Other expenses increased to $768,770 in fiscal year 2001 from $59,871 for fiscal year 2000. Interest income for fiscal year 2001 increased to $685,391 from $60,559 for fiscal year 2000. The increase in other expenses was primarily attributed to $443,720 in costs associated with the Wildwood Estates legal settlement, as well as $174,268 in costs associated with the merger of LML's subsidiaries which took place on April 1, 2001, and expenses for potential acquisitions that LML has determined will not be completed. The increase in other income is due to the increase in interest earned for funds placed in term deposits or short-term commercial paper.

Amortization and depreciation

     Amortization on intangibles increased to $946,706 for fiscal year 2001 from $387,508 for fiscal year 2000. Depreciation expenses relating to the ChequeMARK system software and other software increased to $1,055,811 for fiscal year 2001 from $262,558 for fiscal year 2000. Depreciation expenses for capital assets increased to $1,082,629 for fiscal year 2001 from $233,908 for fiscal year 2000. These increases are principally associated with amortization of goodwill from the Acquisitions and amortization of the Patents, depreciation of the ChequeMARK system software and the software acquired in the acquisition of Phoenix EPS, and depreciation of capital assets acquired in the Acquisitions.

EBITDA/1/

     Earnings before income taxes, interest expense, depreciation and amortization, or "EBITDA," decreased to a loss of approximately $1.9 million in fiscal year 2001 from a loss of approximately $1.2 million for fiscal year 2000. The decrease is primarily the result of amortization of intangibles, depreciation of capital assets and increased costs associated with the acquisitions, as well as costs associated with the Wildwood Estates legal settlement, and the costs associated with the merger of LML's subsidiaries, which took place on April 1, 2001.

Income Taxes

     Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and given the tax jurisdictions in which LML operates. The valuation allowance is adjusted from time to time based on such evaluations. Management considers it more likely than not that the deferred tax assets will not be realized through future taxable income. Accordingly, the deferred tax asset is reserved in full as of March 31, 2001.

Net loss

     Net loss increased to approximately $5.2 million for fiscal year 2001 from approximately $2.3 million for fiscal year 2000. The increase in LML's net loss is due primarily to amortization of intangibles, depreciation of capital assets and increased costs associated with the acquisitions. Loss per both basic and diluted shares was ($0.34) in fiscal year 2001, as compared to ($0.19) for fiscal year 2000.

Fiscal 2000 compared to Fiscal 1999

Revenues

     Total revenues for fiscal year 2000 were approximately $3 million, a 1180.5% increase over revenues of approximately $234,284 for fiscal year 1999. Revenues derived from the financial payment processing services increased 5079.3% from $55,992 in fiscal year 1999 to approximately $2.9 million for fiscal year 2000. The revenue increase is principally attributable to the acquisitions of CF Data and Check Center. Revenues related to Wildwood Estates decreased 5.6% from $178,292 in fiscal year 1999 to $168,316 for fiscal year 2000.

--------------------------
/1/ EBITDA is earnings before income taxes, interest expense and depreciation and amortization. LML believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate the ability of LML to incur and service debt and to fund capital expenditures. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to net income (loss) as an indicator of LML's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. LML's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

Costs of operations

     Costs of operations increased from approximately $531,646 in fiscal year 1999 to approximately $2.7 million in fiscal year 2000, an increase of 407.9%. Financial payment processing costs of operations increased 737% from $310,644 in fiscal year 1999 to approximately $2.6 million for fiscal year 2000. The increase in costs of operations are principally attributable to the acquisitions of CF Data and Check Center. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. Costs related to Wildwood Estates decreased 17.5% from $221,002 in fiscal year 1999 to $182,340 for fiscal year 2000.

Sales, general and administrative expenses

     Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses increased from approximately $1.1 million in fiscal year 1999 to approximately $1.5 million in fiscal year 2000, an increase of 36.4%. The increase in sales, general and administrative expenses are principally attributable to the acquisitions completed in fiscal 2000.

Other expenses and income

     Other expenses for fiscal year 2000 were $59,871 compared to other income for fiscal year 1999 of $199,003, consisting mainly of a gain in settlement of debts relating to payroll taxes. Interest income for fiscal year 2000 was $60,559, from interest earned for funds placed in term deposits or short-term commercial paper. No interest income was earned in fiscal 1999.

Amortization and depreciation

     Amortization on intangibles increased to $387,508 for fiscal year 2000 from $43,568 for fiscal year 1999. Depreciation expenses relating to the ChequeMARK system software increased to $262,558 for fiscal year 2000 from $239,089 for fiscal year 1999. Depreciation expenses for capital assets increased to $233,908 for fiscal year 2000 from $66,811 for fiscal year 1999. These increases are principally associated with amortization of goodwill and depreciation of capital assets acquired in the acquisitions of CF Data and Check Center, which were completed in fiscal year 2000.

EBITDA

     Loss before income taxes, interest expense, depreciation and amortization, or "EBITDA," for fiscal year 2000 was approximately $1.2 million compared to approximately $1.9 million for fiscal year 1999.

Income Taxes

     Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and given the tax jurisdictions in which LML operates. The valuation allowance is adjusted from time to time based on such evaluations. Management considers it more likely than not that the deferred tax assets will not be realized through future taxable income. Accordingly, the deferred tax asset is reserved in full as of March 31, 2000.

Net loss

     Net loss for both fiscal year 2000 and fiscal year 1999 was approximately $2.3 million. Both basic and diluted loss per share were ($0.19) in fiscal year 2000, as compared to ($0.22) for fiscal year 1999.

Liquidity and Capital Resources

     LML's liquidity and financial position consisted of approximately $6.7 million in working capital as of March 31, 2001 compared to approximately $9.8 million in working capital as of March 31, 2000. The decrease in working capital was primarily related to a decrease in cash associated with legal costs associated with LML's Patents, the Phoenix and Check Technologies acquisitions, an increase in accounts payable and accrued liabilities to approximately $2.7 million as of March 31, 2001 from approximately $1.4 million at March 31, 2000, and a dividend payment of approximately $454,000 required under the Conversion Agreement (as amended) with Destiny. The decrease was offset by an increase in accounts receivable to $549,133 as of March 31, 2001 from $369,464 at March 31, 2000. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Security Matters - Dividend Policy". Cash flows used in operations were approximately $1.3 million for fiscal 2001 and approximately $2.5 million for fiscal 2000. Cash used in investing activities was approximately $4.3 million for fiscal 2001 as compared to approximately $6.1 million for fiscal 2000. Expenditures during fiscal 2001 consisted mainly of capital asset expenditures, additional consideration for certain Patents and the acquisition of Phoenix and Check Technologies. Cash provided by financing activities was approximately $2.4 million for fiscal 2001 as compared to approximately $20 million for fiscal 2000. The decrease in cash provided by financing activities is primarily due to the private placements of LML's common stock that were completed in November 1999 and March 2000.

     Management believes that existing cash and cash equivalent balances, and potential cash flows from operations will satisfy LML's working capital and capital expenditure requirements for the next 12 months. However, any material acquisitions of complementary businesses, products or technologies or other arrangements could require LML to obtain additional equity or debt financing. There can be no assurance that such financing would be available on acceptable terms, if at all.

Recently Issued Accounting Standards

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". This interpretation is effective for applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on LML's consolidated financial statements.

     In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill. This proposed standard would not allow for amortization of goodwill. The carrying amount of goodwill would be reduced only if it was found to be impaired. Goodwill would be tested for impairment when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment in lieu of the method for measuring impairment of long-lived assets set forth in SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this proposed standard, the net assets of a reporting unit should be subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this proposed standard may be adopted by LML in fiscal 2002 or 2003. Management is currently assessing the period of adoption and believes adoption of this standard, as it is proposed, will have a material non-cash impact on LML's financial statements as it will not allow for amortization of goodwill.

Quarterly Financial Data (Unaudited)

The following summarizes the unaudited quarterly financial results of LML for the fiscal years ended March 31, 2001 and March 31, 2000 (in thousands, except share data):

                                                                   Year Ended March 31, 2001
                                                        First         Second         Third         Fourth
                                                       Quarter       Quarter        Quarter        Quarter
                                                      -----------------------------------------------------
Net revenues........................................    2,145        2,463           2,637         2,826
Net income (loss)...................................     (561)        (996)         (1,179)       (2,478)
Basic net income (loss) per common share............     (.04)        (.06)           (.10)         (.15)
Diluted net income (loss) per common share..........     (.04)        (.06)           (.10)         (.15)


                                                                   Year Ended March 31, 2000
                                                        First         Second         Third         Fourth
                                                       Quarter       Quarter        Quarter        Quarter
                                                      -----------------------------------------------------
Net revenues........................................       90           58             338         2,559
Net income (loss)...................................     (433)        (376)           (688)         (850)
Basic net income (loss) per common share............     (.04)        (.03)           (.06)         (.06)
Diluted net income (loss) per common share..........     (.04)        (.03)           (.06)         (.06)

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

     LML is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2001, marketable securities of LML were recorded at a fair value of approximately $6.8 million, with an overall weighted average return of approximately 5.3% and an overall weighted average life of less than three months. The marketable securities held by LML have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (9% of LML's overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

     LML is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate as of March 31, 2001. The fair value of LML's debt approximates its carrying value. To date, LML has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

     LML has immaterial exposure to foreign currency transaction gains or losses. To date, LML has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

ITEM 8.  Financial Statements and Supplemental Data

     Information called for by this item is set forth in LML's Consolidated Financial Statements contained in this report. LML's Consolidated Financial Statements begin at page F-1 hereunder.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Information concerning LML's change in accountants was disclosed in its current report on Form 8-K dated December 11, 2000.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Information on LML's directors and executive officers is contained in LML's Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.  Executive Compensation

     Information on compensation of LML's directors and executive officers is contained in LML's Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     Information on the securities ownership of certain beneficial owners and management of LML is contained in LML's Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

     Information on certain relationships and related transactions is contained in LML's Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

(a)  The following documents are filed as part of this report:

(1)  Consolidated Financial Statements
                                                                            Page

Report of Arthur Andersen LLP, Independent Public Accountants................F-1

Report of Dale, Matheson, Carr-Hilton Independent Chartered Accountants......F-2

Consolidated Balance Sheets at March 31, 2001 and 2000.......................F-3

Consolidated Statements of Operations for each of the three years ended March 31, 2001, 2000 and 1999.....................................F-4

Consolidated Statements of Shareholders' Equity
     for each of the three years ended March 31, 2001, 2000 and 1999.........F-5

Consolidated Statements of Cash Flows for each of the three years ended March 31, 2001, 2000 and 1999.....................................F-6

Notes to Consolidated Financial Statements...................................F-7

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)  Reports on Form 8-K for fourth quarter ending March 31, 2001:

None

(c)  Exhibits:

Exhibit
Number                      Description of Document

3.1    Restated Articles of Incorporation (incorporated by reference to Exhibit
       3.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2000 of LML (File No. 0-13959)).

3.2 Bylaws of LML (incorporated by reference to Exhibit 1.2 to the Annual Report on Form 20-F for the fiscal year ended March 31, 1998 of LML (File No. 0-13959)).

10.1 Form of Share Purchase Agreement between LML and Roger Jahnel and Ed Campbell, dated as of July 22, 2000 (incorporated by reference to Exhibit
       10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2000 of LML (File No. 0-13959)).

10.2 Form of Share Purchase Agreement between LML and Phoenix EPS, Inc. and Robert E. Peyton, Joseph M. Bandiera and Peter D. Stenhjem, dated as of July 9, 2000 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2000 of LML (File No. 0-13959)).

10.3 Office Lease Agreement, executed August 2000 for Granite Reef Centre (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2000 of LML

       (File No. 0-13959)).

10.4 Settlement Agreement, dated July 14, 2000, by, between and among LML, ChequeMARK Holdings, Inc., ChequeMARK Patent, Inc., ChequeMARK, Inc., Robert R. Hills and ChequeMARK Technologies Corporation n/k/a MARK Technologies, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2000 of LML (File No. 0-13959)).

10.5 Amendment to Settlement Agreement, dated August 22, 2000 by, between and among LML, ChequeMARK Holdings, Inc., ChequeMARK Patent, Inc., ChequeMARK, Inc., Robert R. Hills and ChequeMARK Technologies Corporation n/k/a MARK Technologies, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended September 30, 2000 of LML (File No. 0-13959)).

10.6   1998 Stock Incentive Plan, as amended (incorporated by reference to
       Exhibit 99.1 of the Registration Statement on Form S-8 filed November 6, 2000 (File No. 333-49402)).

10.7   1996 Stock Option plan, as amended (incorporated by reference to Exhibit
       99.2 of the Registration Statement on Form S-8 filed November 6, 2000 (File No. 333-49402)).

21*    Subsidiaries of LML.

23.1*  Consent of Arthur Andersen LLP

23.2*  Consent of Dale, Matheson, Carr-Hilton
---------------
*Filed herewith

                           LML PAYMENT SYSTEMS INC.

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LML PAYMENT SYSTEMS INC.



                                         By:    /s/ Patrick H. Gaines
                                              -----------------------
                                           Patrick H. Gaines, Chief Executive
                                           Officer, and President

                                           Date:  June 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.


          Signature                             Title

    /s/ Patrick H. Gaines          Chairman of the Board, President, Chief
-----------------------------      Executive Officer, and Director
      Patrick H. Gaines            (Principal Executive Officer)

    /s/ Wendy J. Ogilvie           Controller
-----------------------------      (Principal Financial and Accounting Officer)
      Wendy J. Ogilvie

    /s/ Gregory A. MacRae          Director
-----------------------------
      Gregory A. MacRae

    /s/ L. William Seidman         Director
-----------------------------
     L. William Seidman

     /s/ Jacqueline Pace           Director
-----------------------------
       Jacqueline Pace

  /s/ Robin Martin                 Director
-----------------------------
    Robin Martin

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     ----------------------------------------



To the Shareholders of
LML Payment Systems, Inc.:

We have audited the accompanying consolidated balance sheet of LML Payment Systems, Inc. (a Yukon Territory corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in Canada.

Accounting practices used by the Company in preparing the accompanying financial statements conform with accounting principles generally accepted in Canada but do not conform with certain accounting principles generally accepted in the United States. A description of these differences and a complete reconciliation of consolidated net income and shareholders' equity to accounting principles generally accepted in the United States are set forth in Note 17.

                              /s/ ARTHUR ANDERSEN LLP


Dallas, Texas,
 June 27, 2001

                                 AUDITORS' REPORT
                                 ----------------

To the Shareholders of
LML Payment Systems Inc.


We have audited the consolidated balance sheets of LML Payment Systems Inc. as at March 31, 2000 and March 31, 1999 and the consolidated statements of operations and deficit and cash flow for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2000 and March 31, 1999 and the results of its operations and cash flows for the years ended March 31, 2000 and 1999 in accordance with generally accepted accounting principles in Canada.



Vancouver, B.C.                          /s/ DALE, MATHESON, CARR-HILTON
June 28, 2000                            CHARTERED ACCOUNTANTS

                            LML PAYMENT SYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS
                               (In U.S. Dollars)

                                                                                                     March 31
                                                                                            2001                  2000
                                                                                               $                     $
-----------------------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                            8,357,354            11,528,850
  Restricted cash                                                                        250,000                     -
  Accounts receivable, less allowances of  $155,737 and $73,102, respectively            549,133               369,464
  Prepaid expenses                                                                       502,121               459,999
                                                                                 ----------------     -----------------
              Total Current Assets                                                     9,658,608            12,358,313

REAL PROPERTY, net                                                                     1,617,491             1,378,467

CAPITAL ASSETS, net                                                                    6,596,535             2,157,326

PATENTS, net                                                                           1,710,581               602,491

GOODWILL, net                                                                          7,259,665             7,009,387

OTHER ASSETS                                                                             467,631               231,597
-----------------------------------------------------------------------------------------------------------------------
                        Total Assets                                                  27,310,511            23,737,581
=======================================================================================================================

                                  LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                                                     1,876,186             1,185,135
  Accrued liabilities                                                                    823,066               185,276
  Current portion of long-term debt                                                      276,535             1,151,751
                                                                                 ----------------     -----------------
              Total current liabilities                                                2,975,787             2,522,162

LONG TERM DEBT                                                                           273,970                69,613
                                                                                 ----------------     -----------------
              Total liabilities                                                        3,249,757             2,591,775
                                                                                 ----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 14)

                            SHAREHOLDERS' EQUITY

CAPITAL STOCK
  Class A, preferred stock, $1.00 CDN par value, 150,000,000, shares authorized, issuable in series, none issued or
   outstanding
  Class B, preferred stock, $1.00 CDN par value, 150,000,000, shares authorized, issuable in series, none issued or
   outstanding
  Common shares, no par value, 100,000,000, shares authorized,
   18,697,929 and 14,956,487 issued and outstanding, respectively                     29,728,236            43,164,267
  LHTW Class A Preference shares                                                               -               883,283
DEFICIT                                                                               (5,667,482)          (22,901,744)
                                                                                 ----------------     -----------------
              Total shareholders' equity                                              24,060,754            21,145,806
-----------------------------------------------------------------------------------------------------------------------

                        Total liabilities and shareholders' equity                    27,310,511            23,737,581
=======================================================================================================================

        See accompanying notes to the consolidated financial statements.

                            LML PAYMENT SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In U.S. Dollars, except share data)


                                                                                   Year ended March 31,

                                                                       2001                2000                1999
                                                                          $                   $                   $
--------------------------------------------------------------------------------------------------------------------

REVENUE                                                          10,071,358           3,045,445             234,284

COSTS AND EXPENSES
  Cost of operations                                              7,950,620           2,737,069             531,646
  Sales, general and administrative expenses                      3,993,653           1,480,860           1,122,620

OTHER ITEMS
  Other expenses                                                    325,050              59,871            (199,003)
  Interest income                                                  (685,391)            (60,559)                  -
  Settlement of lawsuit                                             443,720                   -                   -
  Write-down of real property                                             -                   -             637,544

LOSS BEFORE TAX, INTEREST, DEPRECIATION                       --------------     ---------------     ---------------
  AND AMORTIZATION EXPENSE                                       (1,956,294)         (1,171,796)         (1,858,523)
                                                              ==============     ===============     ===============

  Amortization and depreciation                                   3,085,146             883,974             349,468
  Interest expense                                                  114,371             273,760             107,162
                                                              --------------     ---------------     ---------------
                                                                  3,199,517           1,157,734             456,630
                                                              ------------------------------------------------------

LOSS BEFORE INCOME TAXES                                         (5,155,811)         (2,329,530)         (2,315,153)

  State income taxes                                                 57,884              17,969                   -

                                                              --------------     ---------------     ---------------
NET LOSS                                                         (5,213,695)         (2,347,499)         (2,315,153)
                                                              ==============     ===============     ===============

DIVIDENDS, PREFERRED                                               (453,787)                  -                   -
                                                              ==============     ===============     ===============

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                        (5,667,482)         (2,347,499)         (2,315,153)
                                                              ==============     ===============     ===============

LOSS PER SHARE
  Basic                                                               (0.34)              (0.19)              (0.22)
                                                              ==============     ===============     ===============
  Diluted                                                             (0.34)              (0.19)              (0.22)
                                                              ==============     ===============     ===============


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                          16,769,410          12,088,607          10,460,441
  Diluted                                                        16,769,410          12,088,607          10,460,441




        See accompanying notes to the consolidated financial statements.

                            LML PAYMENT SYSTEMS INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (In U.S. Dollars)


                                          Common        Preferred      Amount  $      Deficit  $      Total  $
----------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998                 9,654,838        883,283      20,306,966    (18,239,092)     2,067,874

Exercise of stock options                   590,000                        957,000                       957,000
Exercise of warrants                        656,666                        747,719                       747,719
Issuance of common stock -
 Conversion of 12% notes                    125,000                        125,000                       125,000
Net loss                                                                               (2,315,153)    (2,315,153)
----------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999                11,026,504        883,283      22,136,685    (20,554,245)     1,582,440

Exercise of stock options                   880,000                      2,527,250                     2,527,250
Exercise of warrants                        616,666                        754,588                       754,588
Issuance of common stock - acquisition      233,317                      1,709,246                     1,709,246
Issuance of common stock and
 warrants - private placement, net of
 issuance costs                           2,200,000                     16,919,781                    16,919,781
Net loss                                                                               (2,347,499)    (2,347,499)
----------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                14,956,487        883,283      44,047,550    (22,901,744)    21,145,806

Exercise of stock options                   283,500                      4,141,750                     4,141,750
Issuance of common stock - acquisition      251,574                      4,907,500                     4,907,500
Return of common stock - associated
 with settlement                           (466,820)                      (466,820)                     (466,820)
Shares issued for conversion of
 subsidiary preferred stock to common     3,533,132       (883,283)              -                             -
Issuance of common stock - previous
 acquisition, price protection              140,056                              -                             -
Deficit adjustment                                                     (22,901,744)    22,901,744              -
Preferred dividends paid                                                                 (453,787)      (453,787)
Net loss                                                                               (5,213,695)    (5,213,695)
----------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001                18,697,929              -      29,728,236     (5,667,482)    24,060,754
================================================================================================================



        See accompanying notes to the consolidated financial statements

                            LML PAYMENT SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In U.S. Dollars)

                                                                           Year ended March 31,
                                                                  2001               2000               1999
                                                                     $                  $                  $
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net Loss                                                  (5,213,695)        (2,347,499)        (2,315,153)
  Adjustments to reconcile net loss to net cash
   used in operating activities
  Provisions for losses on accounts receivable                  82,635             72,546                  -
  Amortization and depreciation                              3,085,146            883,974            349,468
  Write-down of assets                                               -                  -            637,544
  Other                                                         22,837             44,751             33,604

Changes in operating assets and liabilities
 (excluding effect of acquisitions)
  Restricted cash                                             (250,000)                 -                  -
  Accounts receivable                                         (231,935)          (130,362)           (53,991)
  Prepaid expenses                                              78,779           (259,259)           (19,778)
  Accounts payable and accrued liabilities                   1,209,007           (531,618)            (4,067)
  Other assets                                                 (71,500)          (237,879)          (118,274)
                                                          -----------------------------------------------------
Net cash used in operating activities                       (1,288,726)        (2,505,346)        (1,490,647)
                                                          -----------------------------------------------------

INVESTING ACTIVITIES
  Purchase of Phoenix, net of cash acquired                   (126,205)                 -                  -
  Purchase of Check Technologies, net of cash acquired        (518,505)                 -                  -
  Purchase of CFDC Holdings Corp., net of cash acquired              -         (2,671,996)                 -
  Purchase of Check Center, net of cash acquired                     -         (3,180,718)                 -
  Additional ChequeMARK & Patent consideration              (2,664,464)                 -                  -
  Real property improvements                                  (272,846)            (3,480)            (5,050)
  Capital asset expenditures                                  (657,783)          (209,813)          (254,870)
  Patents                                                      (27,384)           (36,101)                 -
                                                          -----------------------------------------------------
Net cash used in investing activities                       (4,267,187)        (6,102,108)          (259,920)
                                                          -----------------------------------------------------

FINANCING ACTIVITIES
  Payments on long term debt, net                           (1,121,280)          (138,604)            25,260
  Proceeds from long term borrowing                                  -            260,000                  -
  Payments on capital leases                                  (182,266)          (228,639)           (10,075)
  Payment of dividend                                         (453,787)                 -                  -
  Proceeds from exercise of stock options                    4,141,750          2,527,250            957,000
  Proceeds from exercise of warrants                                 -            754,588            747,719
  Proceeds from private placement of common shares                   -         17,000,000                  -
  Share capital financing costs                                      -            (80,219)                 -
                                                          -----------------------------------------------------
Net cash provided by financing activities                    2,384,417         20,094,376          1,719,904
                                                          -----------------------------------------------------

INCREASE (DECREASE) IN CASH                                 (3,171,496)        11,486,922            (30,663)

Cash and cash equivalents, beginning of year                11,528,850             41,928             72,591

Cash and cash equivalents, end of year                       8,357,354         11,528,850             41,928
===============================================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                  153,871            289,432             39,015
Taxes paid                                                      18,121                  -                  -
===============================================================================================================

        See accompanying notes to the consolidated financial statements.

                            LML PAYMENT SYSTEMS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unless otherwise indicated, all dollar amounts are U.S. dollars)

1.  NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), See Note 2(a), is a provider of electronic payment services employed primarily at the retail point-of-sale. The Corporation focuses on providing electronic check authorization services, including check verification, check conversion and check recovery solutions to supermarkets, grocery stores, multi-lane retailers and convenience stores located in the United States.

Through its subsidiary LML Payment Systems Corp. (f/k/a ChequeMARK, Inc.), the Corporation owns and operates proprietary software (the "ChequeMARK System") that allows merchants to electronically authorize, capture and settle paper check transactions conducted at the point-of-sale. The ChequeMARK System is protected by the Corporation's intellectual property estate.

The Corporation's intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 5,484,988, U.S. Patent No. 6,164,528 regarding Internet checking transactions, and other pending patent applications. The Corporation recently received a Notice of Allowance from the United States Patent and Trademark Office regarding a new patent.. The allowed patent application describes corporate checks and electronic fund transfers (EFT) systems and relates to systems described in U.S. Patent No. 6,164,528 and U.S. Patent No. 5,484,988.

On July 9, 2000, the Corporation completed the acquisition of Phoenix EPS, Inc., ("Phoenix") an Arizona based company, which engineered and marketed electronic payment system software solutions to the retail industry. Phoenix also provides selective routing, including real-time monitoring of check, debit, credit and EBT transactions for authorization and settlement through its flagship transaction processing product Retail Electronic Payment System ("REPS").

On July 22, 2000, the Corporation completed the acquisition of Check Technologies Inc., ("Check Technologies") a Dallas based company, which provided check verification and check recovery services to retail merchants.

Through its subsidiary LHTW Properties Inc., ("LHTW") the corporation owns and operates Wildwood Estates, a 332-acre residential community in Wildwood, Florida. Operations have included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, the Corporation provides the resident community with certain amenities and services commonly associated with similar developments.

2.  SIGNIFICANT ACCOUNTING POLICIES

    A)  Basis of Presentation

        These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada. Except as disclosed in Note 17, these principles do not differ materially from accounting principles generally accepted in the United States.

        These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant intercompany balances and transactions have been eliminated in consolidation.

        CANADA
        ------
        Legacy Promotions Inc.

        UNITED STATES
        -------------
        LHTW Properties Inc.
        LML Corp. (f/k/a ChequeMARK Holdings Inc.)
        LML Patent Corp. (f/k/a ChequeMARK Patent Inc.)
        LML Payment Systems Corp. (f/k/a ChequeMARK Inc.) *
        CFDC Holdings Corp. *
        CF Data Corp. *
        Check Technologies, Inc. *
        National Recovery Systems, Ltd. of America *
        National Process Servers Inc. *
        Phoenix, EPS Inc. *

        * On April 1, 2001, the Corporation consolidated seven subsidiaries into a single operating subsidiary, LML Payment Systems Corp.

        Certain of the prior period financial statement amounts have been reclassified to conform to the current period presentation.

    B)  Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to, among others, the allowance for doubtful accounts, determination of impairment of assets, useful lives for depreciation and amortization and income taxes. Financial results could differ from those estimates.

    C)  Cash and Cash Equivalents
        Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with a maturity of three months or less.

    D)  Restricted Cash
        Under the terms of the processing agreement with one of the Corporation's processing banks, the Corporation has pledged a deposit of $250,000 against charge back losses. In addition, restricted cash of $208,561 relating to the IBM financing is long term in nature and is included in "Other Assets."

    E)  Concentrations of Credit Risk
        Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Corporation places its cash with quality financial institutions. However, at times during the year ended March 31, 2001 certain balances exceeded the Canadian Deposit Insurance Corporation limits of $60,000 CDN and the United States Federal Deposit Insurance Corporation limits of $100,000.

        During the year, sales to the Corporation's three (3) largest customers amounted to approximately 21%, 18% and 17% of total sales volume. The amount of actual sales to these customers amounted to $2,064,334, $1,759,553 and $1,656,240, respectively. The Corporation may be economically dependent on sales volume to these customers. These revenues are attributable to the Financial Payment Processing Operating segment. During the year ended March 31, 2001, one of the largest customers that amounted to 21% of total sales revenue, notified the Corporation that it is moving its check verification processing in house. Verification transactions started being transferred over in February 2001 and are expected to be completed by the end of the Corporation's second quarter of fiscal 2002. This customer is also planning on moving its primary check collections in house. The date on this move is yet to be determined. LML expects to continue to provide secondary check collection services to this client.

    F)  Capital Assets
        The straight-line method is used to depreciate the life of assets as follows:

        Computer Equipment and Software      3 - 5 years
        Furniture and Fixtures                   3 years
        Leasehold Improvements            Lesser of the life of the lease or the useful life of the leasehold improvement
        Office Equipment                         5 years
        Tradeshow Equipment                      3 years
        Vehicles                                 4 years
        Website                                  5 years
        System and software                      5 years
        IBM software                             1 year

        Assets are recorded at cost.

    G)  Goodwill and Intangible Assets
        Goodwill is amortized using the straight-line method over 10 years. Patent costs are amortized using the straight-line method over the life of the patents, which approximates 15 years.

         Amortization expense totaled $946,692 in 2001, $387,509 in 2000 and $43,568 in 1999.

    H)   Long-lived Assets
         Capital Assets, real property, goodwill, patents and other intangibles are reviewed for impairment when events indicate their carrying amount may not be recoverable from undiscounted cash flows. An impairment charge, if any, is recorded in the statement of operations based on the difference in the asset's book value and fair value. There were no impairment charges taken in fiscal 2001 and 2000. There was a $637,544 charge taken in fiscal 1999 to record the Residential Real Estate operations segment's property at its estimated recoverable value based on a third party appraisal.

    I)   Revenue Recognition
         Revenues consist primarily of transaction charges from the Corporation's check recovery business, check verification and electronic processing business, software license sales and maintenance fees. Revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Revenue from the Corporation's check verification and electronic processing business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with the Corporation's check recovery business are contingent on successful recovery; accordingly, revenue is recognized as cash is received. Software license revenue is recognized upon shipment, provided fees are fixed and determinable and collection is probable, in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition."
         Software maintenance revenues are recognized over the term of the maintenance agreement, any pre-paid maintenance fees are recorded as unearned revenue.
         Revenue from sales of Wildwood Estates property lots and mobile homes is recognized when the sale is completed. Maintenance fees from the management of the property and from the maintenance of the common areas are recognized straight line over the service period.
         Cash received in advance of meeting revenue recognition criteria is deferred.

    J)   Income Taxes
         The Corporation has adopted a new accounting recommendation from the Canadian Institute of Chartered Accountants relating to the recognition, measurement, presentation and disclosure of income and refundable taxes in an enterprise's financial statements (CICA Handbook
         Section 3465). The recommendations of Section 3465 replace the concept of "deferred income taxes" with "future income taxes." The fundamental principle of "future income taxes" is that an enterprise would recognize a future income tax liability whenever recovery or settlement of the carrying amount of an asset or liability would result in future income tax outflows. Similarly, an enterprise would recognize a future income tax asset whenever recovery or settlement of the carrying amount of an asset or liability would generate future income tax reductions. An extension of this fundamental principle is that in the case of the unused tax losses, income tax reductions, and certain items that have a tax basis but cannot be identified with an asset or liability on the balance sheet, the recognition of future income tax benefits is determined by reference to the likely realization of a future income tax reduction. No future income tax benefit has been recorded in these financial statements as the criteria for recognition has not been satisfied (See Note 12).

    K)   Earnings (Loss) Per Common Share
         Basic earnings (loss) per common share is calculated based on net loss, less preferred stock dividends divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of stock options and warrants granted using the treasury stock method.
         As a result of the net loss incurred for 2001, 2000 and 1999, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computation and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 1,243,500 for 2001, 4,550,132 for 2000, and 4,589,798
         for 1999, issuable under stock options, warrants and convertible shares.

    L)   Stock Based Compensation Plans
         Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with Accounting Principles Board ("APB") Opinion No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation" requires pro-forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method. (See Note 17).

    M)   Foreign Exchange
         For the Corporation's Canadian parent and certain subsidiaries, balance sheet items in Canadian dollars are translated into U.S. dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates in effect at the transaction date for non monetary items. The functional currency is the US dollar for all entities. Income statement items are translated at average rates prevailing during the year. These translations are recorded in other expenses on the income statement and were immaterial in fiscal 2001, 2000 and 1999.

    N)   Financial Instruments
         The Corporation's financial instruments consist of cash, accounts receivable, note receivable, accounts payable and accrued liabilities, notes payable and long-term debt, the fair value of which approximates their carrying value. From time to time the Corporation purchases short-term investments including commercial paper. The principal objective of the Corporation's investment activities is to provide maximum levels of interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation.

3.   REAL PROPERTY
                                                             2001         2000
                                                                $            $
                                                     ------------  -----------
     Land held for resale                                 584,672      584,672
     Common area land                                     803,554      545,950
     Common area building                                 220,688      220,688
     Machinery and equipment                               36,309       21,069
     Wastewater treatment plant                            31,101       31,101
                                                     ------------  -----------
     Total cost                                         1,676,324    1,403,480
                                                     ------------  -----------
     Less: accumulated depreciation                        58,833       25,013
                                                     ------------  -----------
     Net book value                                     1,617,491    1,378,467
                                                     ============  ===========

     Depreciation expense of real property totaled $33,820 in 2001, $25,013 in 2000 and $25,644 in 1999.

4.   CAPITAL ASSETS

                                                             2001         2000
                                                                $            $
                                                     ------------  -----------
     Computer equipment                                 1,053,045      408,205
     Computer software                                    708,285      471,949
     Furniture and fixtures                               241,681      150,366
     Leasehold improvements                               131,923       97,076
     Office equipment                                     538,882      405,787
     Vehicles                                             102,971      102,898
     Website & Trademarks                                  20,886        4,945
     System & software                                  6,713,706    1,354,379
                                                     ------------  -----------
     Total cost                                         9,511,379    2,995,605
                                                     ------------  -----------
     Less: accumulated amortization and depreciation    2,914,844      838,279
                                                     ------------  -----------
     Net book value                                     6,596,535    2,157,326
                                                     ============  ===========

     Depreciation expense on capital assets totaled $2,104,634 in 2001, $471,452 in 2000, and $280,256 in 1999. Capital assets include $683,822 and $138,461 of assets, that are financed under various capital leases for the years ended March 31, 2001 and 2000, respectively. Accumulated amortization on these assets totals $220,927 and $42,165 for the years ended March 31, 2001 and 2000, respectively. Amortization of capital lease assets is included in depreciation expense.

5.   PATENTS
                                                             2001         2000
                                                                $            $
                                                     ------------  -----------
     Cost                                               1,903,745      689,627
                                                     ------------  -----------
     Less: accumulated amortization                       193,164       87,136
                                                     ------------  -----------
     Net book value                                     1,710,581      602,491
                                                     ============  ===========

6.   GOODWILL

                                                                                                            2001                2000
Goodwill has been recorded as follows:                          $                      $                       $                   $
                                                   ---------------------------------------------------------------------------------
                                                            Total            Accumulated
                                                         Goodwill           Amortization                     Net                 Net
                                                   -------------------------------------------------------------     ---------------
CFDC Holdings Corp.  (c)                                4,334,368                577,915               3,756,453           4,189,889
National Recovery Systems, Ltd. of America (d)          2,891,793                361,474               2,530,319           2,819,498
Phoenix EPS, Inc. (a)                                     539,805                 40,485                 499,320                   -
Check Technologies Inc. (b)                               511,846                 38,273                 473,573                   -
                                                   ==============     ==================     ===================     ===============
                                                        8,277,812              1,018,147               7,259,665           7,009,387
                                                   ==============     ==================     ===================     ===============

     (a) On July 9, 2000, the Corporation purchased all of the issued and outstanding shares of Phoenix EPS, Inc. ("Phoenix") in exchange for 220,857 shares of the Corporation's common stock with a fair market value of $4.5 million. Phoenix, located in Scottsdale, Arizona, engineered and marketed electronic payment system software solutions to the retail industry. Phoenix also provided selective routing, including real-time monitoring of check, debit, credit and EBT transactions for authorization and settlement through its flagship transaction processing product REPS. In connection with the acquisition, the Corporation incurred transaction costs consisting primarily of professional fees of $126,205 and a finder's fee of 7,730 shares of the Corporation's common stock with a fair market value of $157,500, resulting in a total purchase price of $4,783,705. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Phoenix have been included with the Corporation's results of operations since July 9, 2000.

         The total purchase price paid for the Phoenix acquisition was allocated based on a third party valuation of the estimated fair values of the assets acquired as follows:


                                                          $
                                               ------------
         Software                                 4,243,900
         Goodwill                                   539,805
                                               ------------
                                                  4,783,705
                                               ============

         The purchase price allocation is preliminary and subject to final valuation.

         A total of approximately $4.2 million of the purchase consideration was allocated to software, which is being depreciated over five years. Goodwill is to be amortized over ten years.

     (b) On July 22, 2000, the Corporation purchased all of the issued and outstanding shares of Check Technologies in exchange for 22,987 shares of the Corporation's common stock with a fair market value of $250,000 and $250,000 cash. The Corporation also agreed to pay to certain former Check Technologies Inc. shareholders and a former employee a total of $150,010 pursuant to separate non compete agreements having a maximum term of three (3) years. The employee and one of the former shareholders of Check Technologies Inc. was paid additional consideration of $25,000 each in the first year upon satisfaction of certain conditions. The Corporation is obligated to pay additional consideration of $25,000 each to the former employee and one of the former shareholders of Check Technologies Inc. in each of the second and third years. The non compete agreement payments are recorded in other assets, and the carrying value net of accumulated amortization at March 31, 2001 was $160,722. Check Technologies Inc., located in Dallas, Texas, was a check verification and recovery business. In connection with the acquisition, the Corporation incurred transaction costs consisting primarily of professional fees of $43,088 and a finder's fee of $26,020, resulting in a total purchase price of $769,118. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Check Technologies Inc. have been included with the Corporation's results of operations since July 22, 2000.

         The total purchase price paid for the Check Technologies acquisition was allocated based on the estimated fair values of the assets acquired as follows:


                                                          $
                                               ------------
         Net assets acquired                         57,262
         Identifiable intangible assets             200,010
         Goodwill                                   511,846
                                               ------------
                                                    769,118
                                               ============

         The purchase price allocation is preliminary and subject to final valuation.

     (c) On November 30, 1999, the Corporation purchased all of the issued and outstanding shares of CFDC Holdings Corp. ("CFDC") and it's wholly owned subsidiary CF Data Corp. ("CF Data"), located in Dallas, Texas, in exchange for the issuance of up to the value of $1,500,000 in the Corporation's common stock. In connection with the acquisition, the Corporation assumed all liabilities of $4,055,348, incurred transaction costs consisting primarily of professional fees of $86,539 and a finder's fee of 21,818 shares of the Corporation's common stock with a fair market value of $157,499, resulting in a total purchase price of $5,799,386. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of CFDC and CF Data have been included with the Corporation's results of operations since November 30, 1999.

                                                                             $
                                                                  ------------
         Net assets acquired                                         1,465,018
         Goodwill                                                    4,334,368
                                                                  ------------
                                                                     5,799,386
                                                                  ============

     (d) On January 4, 2000, effective January 1, 2000, CFDC purchased all of the issued and outstanding shares of National Recovery Systems, Ltd. of America ("Check Center"), and it's wholly owned subsidiary, National Process Servers Inc., located in Wichita, Kansas, in exchange for $3,250,000 cash. In connection with the acquisition, the Corporation assumed all liabilities of $152,470, incurred transaction costs consisting primarily of professional fees of $47,921 and a finder's fee of 12,297 shares of the Corporation's common stock with a fair market value of $113,787, resulting in a total purchase price of $3,564,178. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Check Center and National Process Servers have been included with the Corporation's results of operations since January 1, 2000.

                                                                             $
                                                                  ------------
         Net assets acquired                                           672,385
         Goodwill                                                    2,891,793
                                                                  ------------
                                                                     3,564,178
                                                                  ============

     (e) The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the year ended March 31, 2001 and 2000 assuming Phoenix, Check Technologies Inc., CF Data, and Check Center had been acquired as of April 1, 1999:

                                                     PRO FORMA (UNAUDITED)
                                                      Year ended March 31
                                                          2001            2000
                                                             $               $
                                                  ------------    ------------
             Revenue                                10,783,284      10,941,816

             Net Loss                               (5,286,403)     (4,298,032)
                                                  ============    ============
             Net loss available to common
             sharehholders                          (5,740,190)     (4,298,032)
                                                  ============    ============
             Basic and diluted net loss per share        (0.34)          (0.34)
                                                  ============    ============

         The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the years presented and are not intended to be a projection of future results.

     (f) The purchase price for each of CFDC, Phoenix and Check Technologies Inc. was paid either entirely or partially with shares of the Corporation's common stock. As part of each transaction, the Corporation agreed to certain price protection covenants for the benefit of the former stockholders of the acquired companies. In the event the value of the shares of the Corporation's common stock exchanged for the shares of the acquired company's stock decreases below the deemed issue price per share of the Corporation's common stock, and the former shareholders of the acquired company sell such shares of the Corporation's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such shareholders would have a right to receive additional shares of the Corporation's common stock. On November 30, 2000 the price protection covenants for the benefit of the former stockholders of CFDC came into effect. As a result, the Corporation issued an additional 140,056 shares of the Corporation's common stock to certain former owners of CFDC under the price protection covenants.

7.   LONG TERM DEBT
                                                              2001          2000
                                                                 $             $
                                                        ----------    ----------
         Destiny Petroleum Inc. (a)                              -     1,121,280
         Obligations under capital lease agreement (b)     550,505       100,084
                                                        ----------    ----------

                                                           550,505     1,221,364
         Less current portion                              276,535     1,151,751
                                                        ----------    ----------
                                                           273,970        69,613
                                                        ==========    ==========

(a)  On June 8, 2000, the Corporation paid $1,201,117 to Destiny Petroleum
     Inc., a company controlled by an affiliate ("Destiny") in full satisfaction of a promissory note, mortgage and accrued interest on the Wildwood Estates property.

(b) In September 2000, the Corporation entered into a lease agreement with IBM Credit Corporation to finance equipment and software purchases of $545,361 and maintenance services of $87,326. Lease payments are due on the last day of each month under the lease terms, which range from twelve (12) to thirty-six (36) months. Title to the equipment will transfer to the Corporation at the expiration of the lease, at the Corporation's option. Accordingly these amounts have been recorded as a capital lease.

                Future minimum payments due                                    $
                                                                      ----------
                2002                                                     317,596
                2003                                                     205,326
                2004                                                      91,637
                2005                                                           -
                2006                                                           -
                                                                      ----------
                                                                         614,559
                Less amount representing interest                         64,054
                                                                      ----------
                Net principal balance                                    550,505
                                                                      ==========

The leases are secured by the equipment under capital lease.

8.   SHARE CAPITAL

(a) At the Corporation's Annual General Meeting held September 18, 2000, the Corporation's shareholders approved a reduction in the stated capital of the shares of the Corporation's common stock by $22,901,744 and to effect such reduction by reducing the amount of the Corporation's deficit by the same amount as allowed under Canadian GAAP.

(b) In December 1995, the Corporation, LHTW and Destiny entered into a debt conversion agreement (the "Conversion Agreement"). On November 30, 2000, the Corporation, pursuant to the Conversion Agreement (as amended), issued 3,533,132 shares of the Corporation's common stock to Destiny in exchange for the surrender of 883,283 LHTW Class A Preference Shares. Prior to the exchange, dividends and interest on the LHTW Class A Preference Shares had accrued in an amount totaling $453,787. In January 2001, the Corporation paid this amount to Destiny in full satisfaction of any and all remaining monetary obligations related to the LHTW Class A Preference Shares.

(c) In March 2000, the Corporation completed a private placement with three subscribers (the "Subscribers"). The private placement consisted of 1,000,000 units purchased at a price of $12.00 per unit. Each unit consisted of one common share and one share purchase warrant to purchase one common share at $16.00 until March 31, 2002 (the "Unit"). The Corporation paid a 10% finder's fee in cash to a finder. The finder subscribed for 100,000 Units and a special warrant (the "Finder's Unit") at $12.00 per Finders Unit. The special warrant provides the finder with the right to acquire common shares in the Corporation without the payment of any additional consideration. The number of common shares to be acquired by the finder under the special warrant is determined by dividing 10% of the aggregate exercise price received by the Corporation in respect of warrants exercised by the Subscribers by a deemed price of $16.00 per share.
     In November, 1999 the Corporation completed a private placement of common stock. The private placement consisted of 1,000,000 common shares at a purchase price of $5.00 per common share. The Corporation paid a 10% finders fee to a finder through the issuance of an additional 100,000 shares at $5.00 per share.

     The fair value of the warrants are $6.89 per share, based on the Black-Scholes fair value pricing model. The total fair value of approximately $8.3 million is included in common shares.

(d)  Warrants
     (i)  Exercised

          On December 3, 1999, 616,666 share purchase warrants were exercised by a company controlled by an affiliate at a price of $1.80 (CDN) per share.

          During the year ended March 31, 1999, two companies, one owned by a director and one owned by a former director exercised 70,000 share purchase warrants each at a price of $1.00 per share. On December 2, 1998, 516,666 share purchase warrants were exercised by a shareholder at a price of $1.80 (CDN) per share.

     (ii) Outstanding

          Number            Expiration Date        Price per share $
          ------            ---------------        -----------------
          1,100,000         March 31, 2002         16.00
          100,000           March 31, 2002         16.00 (deemed)

(e)  Conversion of 12% Notes
     On June 23, 1998, the holder of 125 convertible notes with a face value of $1,000 each converted the notes to 125,000 common shares at a price of $1.00 per share.

9.   COMMON STOCK OPTIONS

     Stock Option activity during 2001, 2000, and 1999 was as follows:

                                                                                Options          Exercise price $
                                                                        -------------------------------------------
     Outstanding March 31, 1998                                                 930,000            1.00 - 1.30
         Granted                                                                400,000                   3.50
         Forfeited                                                                    -                      -
         Exercised                                                             (590,000)           1.00 - 3.50
                                                                        -------------------------------------------
     Outstanding March 31, 1999                                                 740,000            1.00 - 3.50
                                                                        -------------------------------------------

         Granted                                                              1,315,000            3.00 - 10.00
         Forfeited                                                              (85,000)           3.00 - 3.50
         Exercised                                                             (880,000)           1.00 - 10.00
                                                                        -------------------------------------------
     Outstanding March 31, 2000                                               1,090,000            1.00 - 10.00
                                                                        -------------------------------------------

         Granted                                                                645,000            3.50 - 20.375
         Forfeited                                                              (78,000)           3.00 - 6.25
         Exercised                                                             (283,500)           3.00 - 16.00
                                                                        -------------------------------------------
     Outstanding March 31, 2001                                               1,373,500            1.00 - 20.375
                                                                        -------------------------------------------

     Exercisable at March 31, 1999                                              572,500            1.00 - 3.50
     Exercisable at March 31, 2000                                              248,000            1.00 - 10.00
     Exercisable at March 31, 2001                                              686,750            1.00 - 20.375
     Options available for grant at March 31, 2000                            1,460,000
     Options available for grant at March 31, 2001                            3,393,000

     All director, officer and employee options are granted under the Corporation's 1996 Stock Option Plan ("1996 Plan") or the 1998 Stock Incentive Plan ("1998 Plan"), with the exception of 80,000 shares of options granted to a consultant, vesting over a one year period, which were not granted under the 1996 Plan or the 1998 Plan. The exercise price of options granted under the 1996 Plan and the 1998 Plan is 100% of the fair market value on the date the option is granted. Options to directors, officers and employees are normally vested over a three-year period. Options are exercisable for a period of five years from date of grant.

     At the Corporation's Annual General Meeting on September 18, 2000, shareholders approved an increase of the number of shares that may be granted under the 1996 Plan from 2.5 million shares to a total of 3 million shares and the 1998 Plan from 1 million shares to a total of 3 million shares, each to purchase one share of the common stock at a price not less than 100% of the market price at the date of grant.

10.  NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                                                            2001             2000             1999
                                                                                               $                $                $
                                                                                   -----------------------------------------------
     Acquisition of capital assets under capital lease                                    632,687          45,929           92,532
     Issuance of 251,574 shares of common stock - acquisitions                          4,907,500               -                -
     Issuance of 233,317 shares of common stock - acquisition                                   -       1,709,246                -
     Return to treasury 466,820 shares of common stock                                   (466,820)              -                -
     Conversion of 12% notes for 125,000 shares of common stock                                 -               -          125,000
                                                                                   -----------------------------------------------
     Conversion of 883,283 LHTW Class A Preference shares for 3,533,132 shares of
     common stock                                                                               -               -                -
                                                                                   -----------------------------------------------
                                                                                        5,073,367       1,755,175          217,532
                                                                                   ===============================================

11.  EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401 (k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 25% of eligible employees contributions, up to 5% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2001, 2000 and 1999 of $81,698, $10,394 and $0, respectively.

12.  INCOME TAXES

The reconciliation of the Corporation's Canadian statutory rate of 45% to the effective rate is not disclosed as that information is not considered meaningful. Due to the uncertainty of the Corporation's ability to generate future taxable income, the income tax benefit is fully reserved.

Deferred tax assets:

                                                         2001         2000
                                                            $            $
                                                   ----------   ----------
Net operating losses                                7,152,288    3,490,756
Intangibles                                        (1,700,000)           -
Valuation allowance for net deferred tax assets    (5,452,288)  (3,490,756)
                                                   ----------   ----------
   Net deferred tax assets                                  -            -
                                                   ==========   ==========

At March 31, 2001 and 2000, the Corporation had $13,058,440 and $4,462,613 of
U.S. federal net operating loss carry forwards. At March 31, 2001 and 2000, the Corporation had $4,286,472 and $3,294,623 of Canadian net operating loss carry forwards. The U.S. federal and Canadian net operating loss carry forwards expire from 2002 through 2021 and are subject to certain annual limitations.

Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and given the tax jurisdictions in which the Corporation operates. The valuation allowance is adjusted from time to time based on such evaluations. Management considers it more likely than not that the deferred tax assets will not be realized through future taxable income; accordingly, the deferred tax asset is reserved in full as of March 31, 2001.

13.  INDUSTRY AND GEOGRAPHIC SEGMENTS

                                                              Financial Payment Processing Operations
                                                                                U.S.
                                              ------------------      -------------------      ---------------------
                                                            2001                     2000                       1999
                                                               $                        $                          $
                                              ------------------      -------------------      ---------------------
Revenue (excluding intercompany sales)                 9,880,123                2,877,129                     55,992
                                              ==================      ===================      =====================
Revenue major customers                                5,480,127                1,932,053                          -
                                              ==================      ===================      =====================
Segment operating loss                                (3,211,283)              (1,360,937)                  (944,520)
                                              ==================      ===================      =====================
Total assets                                          18,222,594               11,115,434                  2,027,205
                                              ==================      ===================      =====================

                                                             Residential Real Estate Operations
                                                                           U.S.
                                              ------------------      -------------------      ---------------------
                                                            2001                     2000                       1999
                                                               $                        $                          $
                                              ------------------      -------------------      ---------------------
Revenue (excluding intercompany sales)                   191,235                  168,316                    178,292
                                              ==================      ===================      =====================
Segment operating loss                                  (373,029)                (178,291)                  (804,375)
                                              ==================      ===================      =====================
Total assets                                           1,643,506                1,520,488                  1,419,467
                                              ==================      ===================      =====================

                                                                   Administrative Operations
                                                                            Canada
                                              ------------------      -------------------      ---------------------
                                                            2001                     2000                       1999
                                                               $                        $                          $
                                              ------------------      -------------------      ---------------------
Revenue (excluding intercompany sales)                         -                        -                          -
                                              ==================      ===================      =====================
Segment operating loss                                (1,629,383)                (808,271)                  (566,258)
                                              ==================      ===================      =====================
Total assets                                           7,444,411               11,101,659                    115,734
                                              ==================      ===================      =====================

The Corporation employs a large amount of financial and managerial resources relating to its Financial Payment Processing Operations. The Financial Payment Processing Operations involve point-of-sale check authorization and check recovery services. In previous years, the Corporation operated primarily in two industries, the Administrative Operations and Residential Real Estate Operations. Administrative Operations is the corporate administration of the Corporation's headquarters. Residential Real Estate Operations involve the development and sale of residential real estate lots and homes in the United States. There were no inter-segment sales.

14.  COMMITMENTS AND CONTINGENCIES

(a) Effective August 22, 2000, the Corporation, Mr. Hills and MARK reached a settlement with respect to the Corporation's legal action commenced March 10, 1999 and other claims against Mr. Hills and MARK. Pursuant to the terms of the settlement, the Corporation paid additional consideration of $2.5 million for the software and U.S. Patent No. 5,484,988 or any continuations, divisions, reissues or additional patent applications for all or any part thereof (the "Patent") acquired from MARK and Mr. Hills. In addition, in exchange for relief of its obligation to issue to the defendants 1,828,560 earn-out shares pursuant to certain agreements, 466,820 shares of the Corporation's common stock with a value of $466,820 held in escrow were canceled and returned to the Corporation. The settlement does not affect the rights to earn-out shares of shareholders of Mark Technologies, Inc., other than Mr. Hills (See Note 14 (b)). Additionally, $350,000 of the $2.5 million cash settlement was withheld for the purpose of defending or pursuing other legal claims regarding ownership, license or infringement of certain intellectual property of the Corporation including the Patent, against persons other than Mr. Hills who may claim rights directly or indirectly from Mr. Hills, including the claims asserted by Global Transaction Systems, LLC ("Global"). If there is no such ongoing litigation as of August 21, 2005, the portion of the $350,000 not used by the Corporation for litigation expenses will be delivered to Mr. Hills. As of the year ended March 31, 2001, the Corporation had incurred and deducted $313,071 for litigation expenses, leaving a balance of $36,929.

(b) Pursuant to certain agreements dated March 11, 1998 regarding the Corporation's acquisition of the assets of ChequeMARK Technologies Corp. (the "Asset Purchase Agreement") and U.S. Patent No. 5,484,988 or any continuations, divisions, reissues or additional patent applications for all or any part thereof (the "Patent Purchase Agreement"), the Corporation committed to issue to the vendors up to a maximum of 1,971,440 common shares (original commitment of 3,800,000 earn-out shares less Mr. Hills and Mr. Hills portion of any earn-out shares issuable to MARK settlement of 1,828,560), subject to a defined earn-out formula, for the period up to August 2003. No common shares were earned during the year ended March 31, 2001.

(c) On December 14, 2000, the Corporation received a complaint filed by Todd H. Moore ("Moore") against the Corporation in the 150th District Court, Bexar County, Texas. Moore is seeking an order directing the Corporation to deliver an option to purchase 250,000 shares of the Corporation's common stock at $1.50 per share, or, alternatively, damages of $10 million, and certain other relief. Moore alleges that the Corporation retained him in 1998 to assist in raising media exposure of the Corporation and that as compensation for such services Moore was to receive the stock option. In December 1999, Moore filed a similar suit against the Corporation in the United States District Court, Western District of Washington, alleging substantially the same facts as those set forth above. The original suit was dismissed with prejudice on June 5, 2000. Moore filed a motion with the court in Washington to attempt to have the dismissal in the prior suit changed to a dismissal without prejudice, this motion was granted by the court in

     February 2001. The Corporation believes this suit is without merit and intends to defend this action vigorously. At March 31, 2001, no amount has been accrued on this matter.

(d) During 1993 the Corporation issued 316,667 common shares to settle debt to former owners of Wildwood Estates. 266,669 of the shares were held under a voluntary pooling agreement. As of March 31, 2000, 14,167 shares had been released. On February 24, 2001, the Corporation entered into a settlement agreement regarding the lawsuit that commenced during fiscal year 2001, by the former owners of the Wildwood Estates property concerning their claims for the release of the remaining 252,502 shares of the Corporation's common stock being held under this voluntary pooling agreement. Pursuant to the terms of the settlement agreement, the Corporation allowed the release of 126,251 shares from escrow and paid $150,000 towards costs. The agreement also calls for the remaining 126,251 shares to remain in escrow until the property is sold in its entirety or until November 30, 2002, whichever occurs first.

The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

(e)  Operating lease obligations

     Future minimum lease payments for obligations under operating leases are as follows:


                                                        $
                                               ----------
          2002                                    412,461
          2003                                    360,927
          2004                                    142,527
          2005                                     90,752
          2006                                     37,758
                                               ----------
                                                1,044,425
                                               ==========

     The Corporation's Canadian premise lease was extended on January 19, 2001 for a further three-year term, expiring on September 30, 2003. The Corporation's rent expense totaled $377,264 in 2001, $231,177 in 2000, and $149,701 in 1999.

15.  RELATED PARTY TRANSACTIONS

During the year, the Corporation entered into the following transactions with related parties:

(a) A subsidiary of the Corporation leases office facilities from a company controlled by a former director of the subsidiary. The lease term expires March 2002. Subsequent to year-end the lease was extended for thirty-three months, with the lease ending on December 31, 2004. Total lease expenses paid to this related party for the year ended March 31, 2001 were $45,000 (2000 - $11,250).

(b) The Corporation paid to Destiny $1,076,530 of principal and $124,587 of interest and penalties for a total of $1,201,117, in full satisfaction of a promissory note and mortgage on the Wildwood Estates property.

(c) In December 1995, the Corporation, LHTW and Destiny entered into the Conversion Agreement. On November 30, 2000, the Corporation, pursuant to the Conversion Agreement (as amended), issued 3,533,132 shares of the Corporation's common stock to Destiny in exchange for the surrender of 883,283 LHTW Class A Preference Shares. Prior to the exchange, dividends and interest on the LHTW Class A Preference Shares had accrued in an amount totaling $453,787. In January 2001, the Corporation paid this amount to Destiny in full satisfaction of any and all remaining monetary obligations related to the LHTW Class A Preference Shares.

16.  SUBSEQUENT EVENTS

(a) Subsequent to year-end, the Corporation consolidated seven subsidiary companies into a single operating subsidiary. CFDC Holdings Corp., CF Data Corp., and Check Technologies Inc., of Texas; National Recovery Systems Ltd. of America d/b/a/ Check Center, and National Process Servers, Inc. of Kansas, and Phoenix EPS Inc. of Arizona have merged operations and management into LML Payment Systems Corp. (f/k/a ChequeMARK, Inc.), a Delaware corporation. LML Payment Systems Corp. maintains operations in Dallas, Wichita, Tulsa and Phoenix. The merger is designed to achieve certain economies related to costs and the elimination of redundant systems and services.

(b) Subsequent to year-end, on June 27, 2001, the Corporation issued 679,134 shares of common stock to the former shareholders of Phoenix in consideration of certain price protection covenants included in the July 9, 2000 purchase agreement.

17. RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These financial statements are prepared using Canadian generally accepted accounting principles ("CDN GAAP"), which do not differ materially from United States generally accepted accounting principles ("U.S. GAAP") with respect to the accounting policies and disclosures in these financial statements except as set out below:

(a) Under U.S. GAAP, merchant contract costs, which have been deferred in the accounts, would be recorded as operating expenses.

(b) Under U.S. GAAP, preferred shares of a subsidiary that were held by a third party are not included in equity and would be presented as a minority interest.

(c) Under U.S. GAAP, foreign currency translation adjustments resulting from translation of financial statement amounts would be recorded as a separate component of shareholders' equity and other comprehensive income. This difference did not have a material effect on the financial statements for the periods presented.

(d) Under U.S. GAAP, the Corporation could not effect the reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation's common stock.

Adjustments under U.S. GAAP result in changes to the Consolidated Statement of Operations of the Corporation as follows:

                                                                                     Year ended
                                                                                      March 31
                                                   ----------------------------------------------------------------------------
                                                                     2001                      2000                        1999
                                                                        $                         $                           $
------------------------------------------------   ----------------------      --------------------      ----------------------

   Net loss - CDN GAAP                                         (5,213,695)               (2,347,499)                 (2,315,153)
   U.S. GAAP adjustments:
   Add: amortization merchant contract costs (a)                        -                   127,166                           -
   Merchant contract costs expensed (a)                                 -                    (8,893)                   (118,273)
                                                   ----------------------      --------------------      ----------------------


   Net loss - U.S. GAAP                                        (5,213,695)               (2,229,226)                 (2,433,426)
                                                   ======================      ====================      ======================
   Loss per share - U.S. GAAP
   Basic                                                            (0.34)                    (0.18)                      (0.23)
                                                   ======================      ====================      ======================
   Diluted                                                          (0.34)                    (0.18)                      (0.23)
                                                   ======================      ====================      ======================

  Adjustments under U.S. GAAP result in changes to the Consolidated Balance Sheet of the Corporation as follows:

                                   March 31, 2001                                    March 31, 2000
                     -----------------------------------------     -------------------------------------------------
                           CDN.                       U.S.                CDN.                            U.S.
                          GAAP $         ADJ.        GAAP $              GAAP $           ADJ.           GAAP $
                     -----------------------------------------     -------------------------------------------------

Current Assets             9,658,608           -     9,658,608            12,358,313             -        12,358,313

Real Property              1,617,491           -     1,617,491             1,378,467             -         1,378,467

Capital Assets             6,596,535           -     6,596,535             2,157,326             -         2,157,326

Patent                     1,710,581           -     1,710,581               602,491             -           602,491

Goodwill                   7,259,665           -     7,259,665             7,009,387             -         7,009,387

Other Assets                 467,631           -       467,631               231,597             -           231,597
                     -----------------------------------------     -------------------------------------------------

                          27,310,511           -    27,310,511            23,737,581             -        23,737,581
                     =========================================     =================================================


Current Liabilities        2,975,787           -     2,975,787             2,522,162             -         2,522,162

Long Term Debt               273,970           -       273,970                69,613             -            69,613
                     -----------------------------------------     -------------------------------------------------

TOTAL LIABILITIES          3,249,757           -     3,249,757             2,591,775             -         2,591,775
                     -----------------------------------------     -------------------------------------------------

LHTW CLASS A
 PREFERENCE SHARES (b)             -           -             -                     -       883,283           883,283
--------------------------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY      24,060,754           -    24,060,754            21,145,806      (883,283)       20,262,523
 (a), (b), (d)       -----------------------------------------     -------------------------------------------------

                          27,310,511           -    27,310,511            23,737,581             -        23,737,581
                     =========================================     =================================================

(e) The following pro forma information presents net loss and loss per share for 2001, 2000, and 1999 had the fair value method of SFAS No. 123 been used to measure compensation cost for stock compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. These amounts have not been reflected in our Consolidated Statements of Operations.

     The weighted average fair value of options granted in 2001, 2000 and 1999 was $11.12, $4.90 and $3.66 per option. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999: Risk free interest rate of 6.0%; volatility factors of the expected market price of our common stock ranging from 1.26 to 1.85; an expected life of the options of 5 years; and no dividend yields.

                                                                   2001                     2000                       1999
                                                                      $                        $                          $
                                                     ------------------      -------------------      ---------------------
     Net loss available to common shareholders:
        As reported                                          (5,667,482)              (2,347,499)                (2,315,153)
        Pro forma                                            (9,891,766)              (3,842,044)                (2,688,620)
     Basic and diluted loss per common share:
        As reported                                               (0.34)                   (0.19)                     (0.22)
        Pro forma                                                 (0.59)                   (0.32)                     (0.26)