Form 10-Q
period 2001-06-30
LML PAYMENT SYSTEMS INC
filed 2001-08-14
CIK 781891

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                        Commission File Number: 0-13959

                            LML PAYMENT SYSTEMS INC.
             (Exact name of registrant as specified in its charter)


        Yukon Territory, Canada                        ###-##-####
     (State or other jurisdiction                   (I.R.S. Employer
          of incorporation or                      Identification No.)
             organization)


                          1680-1140 West Pender Street
                          Vancouver, British Columbia
                                Canada  V6E 4G1
              (Address of principal executive offices) (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (604) 689-4440

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of shares of the registrant's Common Stock outstanding as of July 31, 2001, was 19,404,063.

================================================================================

                            LML PAYMENT SYSTEMS INC.
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                     INDEX

                                                                                       Page
                                                                                      Number
                                                                                    -----------
PART I.     FINANCIAL INFORMATION................................................             1

 Item 1.    Financial Statements.................................................             1

            Consolidated Balance Sheets at March 31, 2001 and June 30,                        1
            2001 (unaudited).....................................................

            Consolidated Statements of Operations (unaudited) for the                         2
            Three Months Ended June 30, 2000 and 2001............................

            Consolidated Statements of Cash Flows (unaudited) for the                         3
            Three Months Ended June 30, 2000 and 2001............................

            Notes to Consolidated Financial Statements...........................             4

 Item 2.    Management's Discussion and Analysis of Financial Condition                      10
            and Results of Operations............................................

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........            14

PART II.    OTHER INFORMATION....................................................            15

 Item 1.    Legal Proceedings....................................................            15

 Item 2.    Changes in Securities and Use of Proceeds............................            15

 Item 6.    Exhibits and Reports on Form 8-K.....................................            15

            SIGNATURE PAGE.......................................................            17

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

                                    PART I.

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                            LML PAYMENT SYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS
                               (In U.S. Dollars)

                                                                         June 30,               March 31
                                                                             2001                   2001
                                                                                $                      $
                                                                       (Unaudited)
--------------------------------------------------------------------------------------------------------
                                ASSETS
Current Assets
  Cash and cash equivalents                                             6,266,845              8,357,354
  Restricted cash                                                         250,000                250,000
  Accounts receivable, less allowances of $157,531 and
   $155,737, respectively                                                 678,540                549,133
  Prepaid expenses                                                        451,700                502,121
                                                             --------------------      -----------------
     Total Current Assets                                               7,647,085              9,658,608
                                                             --------------------      -----------------

Real Property, net                                                      1,589,259              1,617,491
Capital Assets, net                                                     6,222,013              6,596,535
Patents, net                                                            1,678,798              1,710,581
Goodwill, net                                                           7,052,716              7,259,665
Other Assets                                                              449,910                467,631
--------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                      24,639,781             27,310,511
========================================================================================================

                                LIABILITIES
Current Liabilities
  Accounts payable                                                      1,512,817              1,876,186
  Accrued liabilities                                                     140,220                530,166
  Accrued compensation                                                    131,554                292,900
      Current portion of capital lease obligations                        252,638                276,535
                                                             --------------------      -----------------
     Total Current Liabilities                                          2,037,229              2,975,787

Capital lease obligations                                                 213,187                273,970
                                                             --------------------      -----------------
     Total Liabilities                                                  2,250,416              3,249,757
                                                             --------------------      -----------------

Commitments and Contingencies

                           SHAREHOLDERS' EQUITY
Capital Stock
  Class A, preferred stock, $1.00 CDN par value,
   150,000,000, shares authorized, issuable in series, none
   issued or outstanding                                                        -                      -
  Class B, preferred stock, $1.00 CDN par value,
   150,000,000, shares authorized, issuable in series, none
   issued or outstanding                                                        -                      -
  Common shares, no par value, 100,000,000, shares
   authorized, 19,404,063 and 18,697,929 issued and
   outstanding, respectively                                           29,759,236             29,728,236
Deficit                                                                (7,369,871)            (5,667,482)
                                                             --------------------      -----------------
     Total Shareholders' Equity                                        22,389,365             24,060,754
--------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        24,639,781             27,310,511
========================================================================================================

        See accompanying notes to the consolidated financial statements.

                            LML PAYMENT SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In U.S. Dollars, except share data)
                                  (Unaudited)

                                                                                                        Three Months Ended
                                                                                                            June 30
                                                                                                    2001                     2000
                                                                                                       $                        $
---------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                                        2,434,715                2,145,545

COSTS AND EXPENSES
      Cost of operations                                                                       2,373,925                1,742,349
      Sales, general and administrative                                                        1,013,063                  673,308
      Amortization and depreciation                                                              787,188                  425,246
       Other expenses (income)                                                                    18,666                  (14,977)

                                                                                    --------------------      -------------------
LOSS FROM OPERATIONS                                                                          (1,758,127)                (680,381)
                                                                                    --------------------      -------------------

       Interest income, net                                                                       56,401                  120,883
                                                                                    --------------------      -------------------
NET LOSS BEFORE INCOME TAXES                                                                  (1,701,726)                (559,498)

     State income taxes                                                                              662                        -
                                                                                    --------------------      -------------------

NET LOSS                                                                                      (1,702,388)                (559,498)
                                                                                    ====================      ===================
LOSS PER SHARE
       Basic                                                                                       (0.09)                   (0.04)
                                                                                    ====================      ===================
       Diluted                                                                                     (0.09)                   (0.04)
                                                                                    ====================      ===================

            WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                                                                  18,737,318               15,122,234
       Diluted                                                                                18,737,318               15,122,234

        See accompanying notes to the consolidated financial statements.

                            LML PAYMENT SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In U.S. Dollars)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    June 30
                                                                            2001                       2000
                                                                               $                          $
-----------------------------------------------------------------------------------------------------------
Operating Activities:
  Net Loss                                                            (1,702,388)                  (559,498)
     Adjustments to reconcile net loss to net cash (used
      in) provided by operating activities
     Amortization and depreciation                                       787,188                    425,246
     Other                                                                   970                          -

Changes in operating assets and liabilities
  Accounts receivable                                                   (131,202)                   (96,787)
  Prepaid expenses                                                        50,421                      3,721
  Accounts payable and accrued liabilities                              (914,661)                   384,193
  Other assets                                                              (136)                     2,055
                                                            --------------------       --------------------
Net cash (used in) provided by operating activities                   (1,909,808)                   158,930
                                                            --------------------       --------------------

Investing Activities:
  Real property improvements                                                   -                   (170,053)
  Capital asset expenditures                                            (124,488)                  (104,268)
  Patents                                                                 (2,532)                   (15,019)
                                                            --------------------       --------------------
Net cash used in investing activities                                   (127,020)                  (289,340)
                                                            --------------------       --------------------

Financing Activities:
  Payments on long term debt, net                                              -                 (1,121,280)
  Payments on capital leases                                             (84,681)                    (7,333)
  Proceeds from exercise of stock options                                 31,000                  4,123,750
                                                            --------------------       --------------------
Net cash (used in) provided by financing activities                      (53,681)                 2,995,137
                                                            --------------------       --------------------

(DECREASE) INCREASE IN CASH                                           (2,090,509)                 2,864,727

Cash and cash equivalents, beginning of period                         8,357,354                 11,528,850
                                                            --------------------       --------------------

Cash and cash equivalents, end of period                               6,266,845                 14,393,577
                                                            ====================       ====================


        See accompanying notes to the consolidated financial statements.

                            LML PAYMENT SYSTEMS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three months ended June 30, 2000 and 2001, and the consolidated statements of cash flows for the three months ended June 30, 2000 and 2001, of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2001, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001 (file no. 0-13959). Certain of the prior period financial statement amounts have been reclassified to conform to the current period presentation.

2. GOODWILL


   All of the Corporation's goodwill is associated with the entire company ("enterprise level") rather than any specific identifiable asset or product line. Each quarter the Corporation evaluates whether an impairment of this enterprise goodwill may exist by comparing the book value of the Corporation's common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market prices is less than book value, the Corporation evaluates whether the condition is other than temporary, based primarily on fluctuations in the Corporation's stock price, and considering all other relevant evidence. If the product of shares and market price is continuously less than the book value for a period of six months the Corporation considers all other relevant factors to determine whether the current market condition would be deemed to be other than temporary. If the Corporation determines that the condition is other than temporary, additional amortization would be recorded for the impairment equal to the excess book value at the end of the quarter. See also Note 4 - "Recent Accounting Pronouncements."

                                                                                              June 30,            March 31,
Goodwill has been recorded as follows:                                                            2001                 2001
                                                                                                     $                    $
                                             ---------------------------------------------------------    -----------------
                                                       Total           Accumulated
                                                    Goodwill          Amortization                 Net                  Net
------------------------------------------------------------------------------------------------------    -----------------

CFDC Holdings Corp. *                              4,334,368               686,275           3,648,093            3,756,453
National Recovery Systems, Ltd. of America*        2,891,793               433,769           2,458,024            2,530,319
Phoenix EPS, Inc. (a) *                              539,805                53,980             485,825              499,320
Check Technologies, Inc. (b) *                       511,846                51,072             460,774              473,573
                                             ---------------    ------------------    ----------------    -----------------
                                                   8,277,812             1,225,096           7,052,716            7,259,665
                                             ===============    ==================    ================    =================

    * Effective April 1, 2001, these subsidiary companies were merged into LML Payment Systems Corp. (formerly known as ChequeMARK Inc.).

  a) On July 9, 2000, the Corporation purchased all of the issued and outstanding shares of Phoenix EPS, Inc. ("Phoenix") in exchange for 220,857 shares of the Corporation's common stock with a fair market value of $4.5 million. Phoenix, located in Scottsdale, Arizona, engineered and marketed electronic payment system software solutions to the retail industry. Phoenix also provided selective routing, including real-time monitoring of check, debit, credit and EBT transactions for authorization and settlement through its transaction processing product REPS. In connection with the acquisition, the Corporation incurred transaction costs consisting primarily of professional fees of $126,205 and a finder's fee of 7,730 shares of the Corporation's common stock with a fair market value of $157,500, resulting in a total purchase price of $4,783,705. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Phoenix have been included with the Corporation's results of operations since July 9, 2000.

     The total purchase price paid for the Phoenix acquisition was allocated based on the estimated fair values of the assets acquired as determined by the cost and residual method valuation approaches as follows:

                                                                                           $
                                                                            ----------------
        Software                                                                   4,243,900
        Goodwill                                                                     539,805
                                                                            ----------------
                                                                                   4,783,705
                                                                            ================

     The Corporation has completed its purchase price allocation, and no adjustments were made to the allocation as of March 31, 2001.

     A total of approximately $4.2 million of the purchase consideration was allocated to software, which is being depreciated over 5 years. Goodwill is being amortized over ten years.

  b) On July 22, 2000, the Corporation purchased all of the issued and outstanding shares of Check Technologies, Inc. ("Check Technologies"), a Dallas-based check verification and recovery business, in exchange for 22,987 shares of the Corporation's common stock with a fair market value of $250,000 and $250,000 cash. The Corporation also agreed to pay to certain former Check Technologies shareholders and a former employee a total of $150,010 pursuant to separate non-compete agreements having a maximum term of three (3) years. The former employee and one of the former shareholders of Check Technologies were each paid additional consideration of $25,000 in the first year upon satisfaction of certain conditions. The Corporation is obligated to pay additional consideration of $25,000 to each of these persons in each of the second and third years of the terms of their respective agreements. The non-compete agreement payments are recorded as other assets, and the carrying value net of accumulated amortization at March 31, 2001, was $160,722. In connection with the acquisition, the Corporation incurred transaction costs consisting primarily of professional fees of $43,088 and a finder's fee of $26,020, resulting in a total purchase price of $769,118. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Check Technologies have been included with the Corporation's results of operations since July 22, 2000.

     The total purchase price paid for the Check Technologies acquisition was allocated based on the estimated fair values of the assets acquired as follows:

                                                                                          $
                                                                            ---------------
        Net assets acquired                                                          57,262
        Identifiable intangible assets                                              200,010
        Goodwill                                                                    511,846
                                                                            ---------------
                                                                                    769,118
                                                                            ===============

     The Corporation has completed its purchase price allocation, and no adjustments were made to the allocation as of March 31, 2001.

  c) The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three months ended June 30, 2000 and 2001, assuming Phoenix and Check Technologies had been acquired as of April 1, 2000:

                                                                   PRO FORMA
                                                                  (UNAUDITED)
                                                                 Three months
                                                                 ended June 30

                                                                2000                 2001
                                                                   $                    $
                                                 -------------------     ----------------
            Revenue                                        2,792,475            2,434,715

            Net Loss                                        (570,569)          (1,702,388)
                                                 ===================     ================

            Basic net loss per share                           (0.04)               (0.09)
                                                 ===================     ================

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results. During the three months ended June 30, 2001 the Corporation had additional costs related to the development of the Corporation's data center. During the three months ended June 30, 2000, Phoenix recorded software license and software development revenue associated with the REPS system. The Corporation has discontinued providing licensing of the REPS system and therefore recorded no revenue from this service.

  d) The purchase price for each of Phoenix and Check Technologies was paid either entirely or partially with shares of the Corporation's common stock. As part of each transaction, the Corporation agreed to certain price protection covenants for the benefit of the former shareholders of the acquired companies. In the event the value of the shares of the Corporation's common stock exchanged for the shares of the acquired company's stock decreases below the deemed issue price per share of the Corporation's common stock, and the former shareholders of the acquired company sell such shares of the Corporation's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such shareholders would have a right to receive additional shares of the Corporation's common stock. On June 27, 2001, the Corporation issued 679,134 shares of common stock to the former shareholders of Phoenix under the price protection covenants. The issuance of these shares did not result in additional purchase consideration, but only an increase in the Corporation's common shares outstanding.

3.  COMMON STOCK OPTIONS

  Stock option activity during the first quarter ended June 30, 2001, and for the fiscal years ended March 31, 2001, 2000, and 1999 was as follows:

                                                           Number of            Exercise Price       Weighted-Average
                                                             Shares                    $             Exercise Price $
                                                      ---------------------------------------------------------------

Balance, March 31, 1998                                          930,000             1.00-1.30                   1.20
 Granted                                                         400,000                  3.50                   3.50
 Canceled                                                              -                     -                      -
 Exercised                                                      (590,000)            1.00-3.50                   1.62
                                                      ---------------------------------------------------------------

Balance, March 31, 1999                                          740,000             1.00-3.50                   2.11
                                                      ---------------------------------------------------------------
 Granted                                                       1,315,000            3.00-10.00                   5.04
 Canceled                                                        (85,000)            3.00-3.50                   3.35
 Exercised                                                      (880,000)           1.00-10.00                   2.87
                                                      ---------------------------------------------------------------
Balance, March 31, 2000                                        1,090,000            1.00-10.00                   4.90
                                                      ---------------------------------------------------------------
 Granted                                                         645,000           3.50-20.375                  13.12
 Canceled                                                        (78,000)            3.00-6.25                   4.67
 Exercised                                                      (283,500)           3.00-16.00                  14.61
                                                      ---------------------------------------------------------------
Balance, March 31, 2001                                        1,373,500           1.00-20.375                   6.77
                                                      ---------------------------------------------------------------
 Granted                                                               -                     -                      -
 Canceled                                                        (26,000)           3.00-10.00                   9.46
 Exercised                                                       (27,000)            1.00-3.00                   1.15
                                                      ---------------------------------------------------------------
Balance, June 30, 2001                                         1,320,500           1.00-20.375                   6.83
                                                      ---------------------------------------------------------------

Exercisable at March 31, 1999                                    572,500
Exercisable at March 31, 2000                                    248,000
Exercisable at March 31, 2001                                    686,750
Exercisable at June 30, 2001                                     750,000
Options available for grant at March 31, 2000                  1,460,000
Options available for grant at March 31, 2001                  3,393,000
Options available for grant at June 30, 2001                   3,393,000

  Other information regarding options outstanding and options exercisable as of March 31, 2001, and June 30, 2001, is as follows:

                                             Options Outstanding                          Options Exercisable
                             ---------------------------------------------------   ----------------------------------
   Range of Exercise              Number of       Weighted-     Weighted-Average      Number of          Weighted-
        Prices $                   Shares          Average         Remaining            Shares            Average
                                                  Exercise      Contractual Life                          Exercise
                                                   Price $          (Years)                               Price $
--------------------------------------------------------------------------------   ----------------------------------

0.00 - 2.99                        100,000              1.00               1.8            50,000             1.00
3.00 - 6.99                        545,500              3.47               3.3           385,250             3.55
7.00 - 10.00                       598,000              7.78               4.1           224,000             7.66
10.01 - 20.38                      130,000             20.38               4.3            27,500            20.38
                             -------------                                         -------------
Total March 31, 2001             1,373,500              6.77               3.6           686,750             5.38
                             -------------                                         -------------

                                             Options Outstanding                          Options Exercisable
                             ---------------------------------------------------   ----------------------------------
   Range of Exercise              Number of       Weighted-     Weighted-Average      Number of          Weighted-
        Prices $                   Shares          Average         Remaining            Shares            Average
                                                  Exercise      Contractual Life                          Exercise
                                                   Price $          (Years)                               Price $
--------------------------------------------------------------------------------   ----------------------------------

0.00 - 2.99                         75,000              1.00                 1.5          25,000              1.00
3.00 - 6.99                        541,500              3.48                 3.1         457,000              3.56
7.00 - 10.00                       574,000              7.69                 3.9         240,500              7.55
10.01 - 20.38                      130,000             20.38                 4.0          27,500             20.38
                             -------------                                         -------------
Total June 30, 2001              1,320,500              6.83                 3.4         750,000              5.37
                             -------------                                         -------------

  All director, officer and employee options are granted under the Corporation's 1996 Stock Option Plan ("1996 Plan") or the 1998 Stock Incentive Plan ("1998 Plan"). The exercise price of options granted under the 1996 Plan and the 1998 Plan is 100% of the fair market value on the date the option is granted. Options to directors, officers and employees are normally vested over a three-year period. Options are exercisable for a period of five years from the date of grant.

  The following pro forma information presents net loss and loss per share for 2001, 2000, and 1999 had the fair value method of SFAS No. 123 been used to measure compensation cost for stock compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. These amounts have not been reflected in our Consolidated Statements of Operations.

  The weighted average fair value of options granted in 2001, 2000 and 1999 was $11.12, $4.90 and $3.66 per option. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999: Risk free interest rate of 6.0%; dividend rate 0%, weighted average volatility factors of 145.22%, 175.75% and 184.59%; an expected life of the options of 5 years; and no dividend yields.

                                                               2001                  2000                    1999
                                                                  $                     $                       $
                                                 ------------------     -----------------     -------------------

Net loss available to common shareholders:
   As reported                                           (5,667,482)           (2,347,499)             (2,315,153)
   Pro forma                                             (9,891,766)           (3,842,044)             (2,688,620)
Basic and diluted loss per common share:
   As reported                                                (0.34)                (0.19)                  (0.22)
   Pro forma                                                  (0.59)                (0.32)                  (0.26)

  Share Capital

  In March 2000, the Corporation completed a private placement with three subscribers (the "Subscribers"). The private placement consisted of 1,000,000 units purchased at a price of $12.00 per unit. Each unit consisted of one common share and one share purchase warrant to purchase one common share at $16.00 until March 31, 2002 (the "Unit"). The Corporation paid a 10% finder's fee in cash to a finder. The finder subscribed for 100,000 Units and a special warrant (the "Finder's Unit") at $12.00 per Finders Unit. The special warrant provides the finder with the right to acquire common shares in the Corporation without the payment of any additional consideration. The number of common shares to be acquired by the finder under the special warrant is determined by dividing 10% of the aggregate exercise price received by the Corporation in respect of warrants exercised by the Subscribers by a deemed price of $16.00 per share. The fair value of the warrants are $6.89 per share, based on the Black-Scholes fair value pricing model with the following assumptions: risk free interest rate 6.0%; dividend rate 0%; and volatility 121.0%. The total fair value of approximately $8.3 million is included in common shares.

  The shares issued, if any, from the finder's special warrant will be recorded as a reduction in the net proceeds received from the exercise of the warrants in the period of exercise with a corresponding increase to common shares to reflect the issuance. This issuance of these shares will not have a net dollar value impact to the Corporation's total equity, but only an increase in the Corporation's shares outstanding.

4.  Recent Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board issued the accounting rules governing business combinations, goodwill and intangible assets. These rules are, Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact-based analysis. The Corporation will adopt the provisions of this standard in fiscal 2003, beginning April 1, 2002. Upon its adoption, we will conform our accounting policy to the requirements in this standard.

  Management believes this standard will have a significant non-cash impact on the Corporation's financial statements, as it will not allow for amortization of goodwill, which approximates $827,794 annually. At this time the Corporation has not determined how goodwill will be allocated to specific reporting units as of April 1, 2002, as the Corporation is in the process of evaluating its reporting units. Accordingly, the Corporation has not made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard.

5. Reconciliation of United States to Canadian Generally Accepted Accounting Principles

  These financial statements are prepared using Canadian generally accepted accounting principles ("CDN GAAP") which do not differ materially from United States generally accepted accounting principles ("U.S. GAAP") with respect to the accounting policies and disclosures in these financial statements except as set out below:

  a) Under U.S. GAAP, the Corporation could not effect the reduction in deficit of $22,901,744 (performed in fiscal 2001 and disclosed in the Corporation's Form 10-K for the fiscal year ended March 31, 2001) by reducing the stated capital of the shares of the Corporation's common stock.

  b) Under U.S. GAAP, the Corporation follows Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" for options issued to a non-employee. The Corporation's policy is to record the compensation when the options vest. During the three months ended June 30, 2000, options to purchase 13,333 shares of the Corporation's common stock issued to a non-employee vested.

      Adjustments under U.S. GAAP result in changes to the Consolidated Statement of Operations of the Corporation as follows:


                                                                        Three months ended June 30,
                                                                           2001                       2000
                                                                              $                          $
----------------------------------------------         ------------------------         ------------------
   Net loss - CDN GAAP                                               (1,702,388)                  (559,498)
   U.S. GAAP adjustments:

   Non-employee stock based compensation (b)                                  -                    (50,944)
                                                       ------------------------         ------------------

   Net loss - U.S. GAAP                                              (1,702,388)                  (610,442)
                                                       ========================         ==================
   Loss per share - U.S. GAAP
   Basic                                                                  (0.09)                     (0.04)
                                                       ========================         ==================
   Diluted                                                                (0.09)                     (0.04)
                                                       ========================         ==================

  Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statement of Cash Flows or the Consolidated Balance Sheet of the Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Unless the context otherwise requires, references in this report on Form 10-Q to the "Corporation", "LML", "we", "us" or "our" refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.'s direct subsidiaries include LML Corp., Legacy Promotions Inc. and LHTW Properties Inc. LML Corp.'s subsidiaries are LML Patent Corp., and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to dollars or "$" are to U.S. Dollars.

  The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on June 29, 2001 (file no. 0-13959). The Corporation believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

Forward Looking Information

  All statements other than statements of historical fact contained herein are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "project," "potential" or "expect" or similar statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing the Corporation's services, the volume and total value of transactions processed by merchants utilizing the Corporation's services, the technological adaptation of check verification end-users, the issuance of additional patents necessary to protect the business enterprise, the renewal of material contracts in the Corporation's business, the Corporation's ability to anticipate and respond to technological changes, particularly with respect to financial payments and e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, the Corporation's ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against the Corporation, and the cost of protecting the Corporation's intellectual property. Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of the Corporation's operations in the future may vary widely due to technological change, increased competition, additional government regulation or intervention in the industry, general economic conditions, other risks described in the Corporation's filings with the Securities and Exchange Commission and other factors not yet known or anticipated. Accordingly, the actual results of the Corporation's operations in the future may vary widely from the forward-looking statements included herein. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

Overview

  The Corporation is a financial payment processor that provides check processing solutions for national, regional and local retail merchants in the United States. The Corporation's processing services include check verification and collection services along with electronic processing services, including Electronic Check Re-presentment or "RCK" (whereby returned checks are re-presented for payment electronically) and Electronic Check Conversion or "ECC" (whereby paper checks are converted into electronic transactions at the point of sale). The Corporation focuses on providing these services to supermarkets, grocery stores, multi-lane retailers, convenience stores and other national, regional and local retailers in the United States. The Corporation also provides selective routing, including real-time monitoring of debit, credit and Electronic Benefit Transaction or "EBT" card transactions for authorization and settlement.

     The Corporation's ECC services utilize the Corporation's proprietary system, including software, hardware and modes of interaction, known as the "ChequeMARK System." An objective of the Corporation is to increase transaction volume through internal growth and acquisitions, including the acquisition of business relationships through which the Corporation can integrate its ChequeMARK technology as a preferred service provider. During the past two fiscal years, the Corporation has begun to implement this objective through a number of acquisitions. These acquisitions give the Corporation a suite of retail point-of-sale check handling services and an infrastructure to further expand its offerings to include other forms of electronic payment systems in the future such as expansion into the e-commerce market.

  The acquisitions that have been completed by the Corporation over the past two years have made the Corporation's results of operations not comparable period over period due to the increase in amortization as well as the acquisitions of Phoenix and Check Technologies, which were completed in fiscal year 2001, and were not included in the Corporation's results of operations until July 2000.

  Effective April 1, 2001, CFDC Holdings Corp., CF Data Corp., Check Technologies, Check Center, National Process Servers, Inc. and Phoenix EPS merged operations and management into LML Payment Systems Corp. (formerly known as ChequeMARK Inc.), a Delaware corporation and a wholly-owned subsidiary of LML Corp. LML Payment Systems Corp. maintains operations in Dallas, Texas; Wichita, Kansas; Tulsa, Oklahoma; and Phoenix, Arizona. The merger is designed to achieve certain economies related to costs and the elimination of redundant systems and services. It is also designed to take advantage of the growing recognition of the Corporation's brand name. The consolidation should allow a coordinated approach to the marketing of payment services under the Corporation's trademarks.

  Other Operations. LHTW Properties Inc. owns and operates Wildwood Estates, a 332-acre residential community located in Wildwood, Florida. Operations have included sale of manufactured homes and lots. In exchange for monthly maintenance fees, LHTW Properties provides the resident community with certain amenities and services commonly associated with similar developments. The results of operations for LHTW Properties were not significant for the three month period ended June 30, 2001, or June 30, 2000.

Results of Operations

Revenues

The Corporation's revenues consist primarily of fees from the Corporation's check verification and electronic processing business and check recovery business. Revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Revenue from the Corporation's check verification and electronic processing business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with the Corporation's check recovery business are contingent on successful recovery; accordingly, revenue is recognized as cash is received. Software license revenue is recognized upon shipment, provided fees are fixed and determinable and collection is probable, in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Software maintenance revenues are recognized over the term of the maintenance agreement. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue. Revenue regarding Wildwood Estates is recognized when sales of property lots and mobile homes are completed. Maintenance fees from the management of the property and from the maintenance of the common areas are recognized straight line over the service period.

  Total revenues increased to approximately $2.4 million for the three months ended June 30, 2001 from approximately $2.1 million for the three months ended June 30, 2000. This increase was mainly attributable to the increased transaction processing fees, software maintenance revenue and consulting fees.

  During the three months ended June 30, 2001, revenue from and associated with the Corporation's three largest customers amounted to approximately 53% of the Corporation's total sales volume. The Corporation may be economically dependent on sales volume to these customers.

  During the year ended March 31, 2001, one of the Corporation's three largest customers notified the Corporation that it intends to move its check verification processing in house. Verification transactions started being transferred in February 2001 and are expected to be completed by the end of the Corporation's second quarter of fiscal 2002. This customer is also planning on moving its primary check collections in house. The Corporation expects to continue to provide secondary check collection services to this customer. During the three months ended June 30, 2001, this customer's sales amounted to 17% of the Corporation's total sales volume, and there was no significant reduction in the revenue received by the Corporation from this customer during this period.

Costs of operations

  Costs of operations increased from approximately $1.7 million for the three months ended June 30, 2000, to approximately $2.4 million for the three months ended June 30, 2001, an increase of approximately 41%. Financial payment processing costs of operations increased approximately 35% from approximately $1.7 million for the three months ended June 30, 2000, to approximately $2.3 million for the three months ended June 30, 2001. The increase was principally attributable to incremental fixed costs associated with the development of the Corporation's data center. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. For the three months ended June 30, 2001, costs of operations as a percentage of sales increased to approximately 97% compared to approximately 81% for the three months ended June 30, 2000. This increase was due to the operating activities from the Corporation's data center. Costs of operations related to Wildwood Estates increased approximately 34% from approximately $47,755 for the three months ended June 30, 2000, to approximately $63,809 for the three months ended June 30, 2001.

Sales, general and administrative expenses

  Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $1 million and approximately $673,308 for the three months ended June 30, 2001 and 2000, respectively. The increase in sales, general and administrative expenses is primarily attributable to costs associated with increased marketing and sales activities including the establishment of a sales force, increased participation at industry trade shows, and other general corporate expenses.

Amortization and depreciation

  Amortization of intangibles increased to approximately $576,122 from approximately $259,952 for the three months ended June 30, 2001 and 2000, respectively. Depreciation expenses for capital assets increased to approximately $211,066 from approximately $165,295 for the three months ended June 30, 2001 and 2000, respectively. These increases are principally associated with amortization of goodwill from all of the Corporation's acquisitions and amortization of U.S. Patent No. 5,484,988, depreciation of the ChequeMARK system software and the software acquired in the acquisition of Phoenix, and depreciation of capital assets acquired in all of the Corporation's acquisitions.

Other expenses and income

  Other expenses increased to approximately $18,666 from other income of approximately $14,978 for the three months ended June 30, 2001 and 2000, respectively. The increase in other expenses was primarily attributed to costs associated with the merger of the Corporation's subsidiaries, which was completed on April 1, 2001.

Interest

  Interest expense decreased to approximately $12,144 from approximately $82,048 for the three months ended June 30, 2001 and 2000, respectively. This decrease was due to the payment of long-term debt during the three months ended June 30, 2000. Interest income decreased to approximately $68,545 from approximately $202,930 for the three months ended June 30, 2001 and 2000, respectively. This decrease in interest earned was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of 6.3% to 4.2% for the three months ended June 30, 2001 and 2000, respectively.

EBITDA/1/

  Earnings before income taxes, interest expense, depreciation and amortization, or "EBITDA," increased to a loss of approximately $902,394 from a loss of approximately $52,204 for the three months ended June 30, 2001 and 2000, respectively. The increase is primarily due to increased costs associated with the development of the Corporation's data center, increased costs associated with the development of marketing and sales activity, and other general corporate expenses.

Net loss

  Net loss increased to approximately $1.7 million from approximately $559,498 for the three months ended June 30, 2001 and 2000, respectively. The increase in the Corporation's net loss is due primarily to increased costs associated with the development of the Corporation's data center, increased costs associated with the development of marketing and sales activity, the increased amortization of intangibles, depreciation of capital assets, and other general corporate expenses.

  Loss per both basic and diluted shares was ($0.09) for the three months ended June 30, 2001, as compared to ($0.04) for the three months ended June 30, 2000.

Liquidity and Capital Resources

  The Corporation's liquidity and financial position consisted of approximately $5.6 million in working capital as of June 30, 2001, compared to approximately $6.7 million in working capital as of March 31, 2001. The decrease in working capital was related to normal operating activities and the development of the Corporation's data center, a decrease in accounts payable and accrued liabilities of approximately $915,000, and an increase in accounts receivable of approximately $131,000. Cash flows used in operations were approximately $1.9 million for the three months ended June 30, 2001, and cash flows provided by operations was approximately $158,930 for the three months ended June 30, 2000. Cash used in investing activities was approximately $127,020 as compared to approximately $289,340 for the three months ended June 30, 2001 and 2000, respectively. Cash used by financing activities was approximately $53,681 for the three months ended June 30, 2001, as compared to cash provided by financing activities of approximately $3 million for the three months ended June 30, 2000. The decrease in cash provided by financing activities is primarily due to the exercise of options of the Corporation's common stock that were completed in the three months ended June 30, 2000.

  Management believes that existing cash and cash equivalent balances, and potential cash flows from operations will satisfy the Corporation's working capital and capital expenditure requirements for the next 12 months. However, any material acquisitions of complementary businesses, products or technologies or

---------------
/1/ EBITDA is earnings before income taxes, interest expense and depreciation and amortization. The Corporation believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate the ability of the Corporation to incur and service debt and to fund capital expenditures. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (as determined in accordance with accounting principles generally accepted in Canada or the United States of America ("GAAP")) as an indicator of the Corporation's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Corporation's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

other arrangements could require the Corporation to obtain additional equity or debt financing. There can be no assurance that such financing would be available on acceptable terms, if at all.

Recently Issued Accounting Standards

  In July 2001, the Financial Accounting Standards Board issued the accounting rules governing business combinations, goodwill and intangible assets. These rules are Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact-based analysis. The Corporation will adopt the provisions of this standard in fiscal 2003, beginning April 1, 2002. Upon its adoption, we will conform our accounting policy to the requirements in this standard.

  Management believes this standard will have a material non-cash impact on the Corporation's financial statements, as it will not allow for amortization of goodwill, which approximates $827,794 annually. At this time the Corporation has not determined how goodwill will be allocated to specific reporting units as of April 1, 2002, as the Corporation is in the process of evaluating its reporting units. Accordingly, the Corporation has not made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard.

Contingencies

  In addition to the legal matters previously reported in the Corporation's Annual Report filed on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001 (file no. 0-13959), the Corporation is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Corporation.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

  From March 31, 2001, until June 30, 2001, there were no material changes from the information concerning market risk contained in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001 (file no. 0-13959).

PART II.

                               OTHER INFORMATION

Item 1.  Legal Proceedings

  There have been no material changes with respect to the information concerning legal proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001, (file no. 0-13959). In addition to the legal matters previously reported in the Corporation's most recent report on Form 10-K, the Corporation is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Corporation.

Item 2.  Changes in Securities and Use of Proceeds

  On June 27, 2001, the Corporation issued 679,134 restricted shares of its common stock, with no par value, to the former shareholders of Phoenix in consideration of the modification and satisfaction in full of certain price protection covenants included in the July 9, 2000, purchase agreement. (See Note 2(d) to the consolidated financial statements). The Corporation believes that the issuance of such securities was exempt from registration in reliance on
Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. This issuance was made without general solicitation or advertising. The Phoenix shareholders represented that they were acquiring the shares without a view to distribute and that they were afforded the opportunity to review all publicly filed documents and to ask questions, and receive answers from, officers of the Corporation.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

Exhibit
Number                      Description of Document

3.1    Restated Articles of Incorporation (incorporated by reference to Exhibit
       3.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2000, of LML Payment Systems Inc. (File No. 0-13959)).

3.2 Bylaws (incorporated by reference to Exhibit 1.2 to the Annual Report on Form 20-F for the fiscal year ended March 31, 1998, of LML Payment Systems Inc. (File No. 0-13959)).

10.1* Amending Agreement, dated June 26, 2001, amending the Share Purchase Agreement, dated July 9, 2000, between and among LML Payment Systems Inc., Phoenix EPS, Inc. (as predecessor to LML Payment Systems Corp.), Robert E. Peyton, Joseph M. Bandiera and Peter D. Stenhjem.

10.2* Agreement and Plan of Merger, dated March 28, 2001, by and among ChequeMARK Inc., Phoenix EPS, Inc., CFDC Holdings Corp., CF Data Corp., National Recovery Systems, Ltd. of America and National Process Servers, Inc.

____________

* filed herewith

b)  Reports on Form 8-K

    Current Report on Form 8-K dated December 4, 2000, and filed April 6, 2001, under Items 5 and 7, to report press releases regarding the following announcements: (1) filing of a legal action against the Corporation by Todd
    H. Moore; (2) approval of patent application for Patent No. 6,164,528; (3) dismissal of a complaint filed against the Corporation by Global Transaction Systems, LLC ("Global"); (4) correcting a misstatement in a prior press release; (5) filing of a motion for sanctions by the Corporation against Global; (6) filing of a legal action by the Corporation against Global (7) financial results for the three and nine months ended December 31, 2000; (8) amendment by the U.S. District Court, Western District of Washington of its judgment against Todd H. Moore from a dismissal with prejudice to a dismissal without prejudice; (9) settlement of a lawsuit filed against the Corporation by the former owners of the Wildwood Estates property; (10) receipt of a notice of allowance for patent application serial no. 09/562,303; and (11) the Corporation's consolidation of six subsidiary companies into a single operating company.

                            LML PAYMENT SYSTEMS INC.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LML PAYMENT SYSTEMS INC.



                                         By:    /s/ Wendy J. Ogilvie
                                            -----------------------------------
                                           Wendy J. Ogilvie
                                           Controller (Duly Authorized Officer
                                           and Chief Accounting Officer)


Date:  August 14, 2001