Form 10-Q
period 2001-09-30
LML PAYMENT SYSTEMS INC
filed 2001-11-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 0-13959

LML PAYMENT SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Yukon Territory	###-##-####
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1680-1140 West Pender Street

Vancouver, British Columbia

Canada V6E 4G1

(Address of principal executive offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (604) 689-4440

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of October 31, 2001, was 19,408,063.

LML PAYMENT SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

INDEX

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)
	September 30, 2001 $ (Unaudited)	March 31, 2001 $
ASSETS
Current Assets
Cash and cash equivalents	5,218,954	8,357,354
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $157,531 and $155,737, respectively	799,950	549,133
Prepaid expenses	400,681	502,121
Total Current Assets	6,669,585	9,658,608
Real Property, net	1,586,846	1,617,491
Capital Assets, net	5,963,392	6,596,535
Patents, net	1,651,231	1,710,581
Goodwill, net	6,845,768	7,259,665
Other Assets	442,655	467,631
TOTAL ASSETS	23,159,477	27,310,511

LIABILITIES
Current Liabilities
Accounts payable	1,851,469	1,876,186
Accrued liabilities	156,748	530,166
Accrued compensation	369,004	292,900
Current portion of capital lease obligations	207,184	276,535
Total Current Liabilities	2,584,405	2,975,787
Capital lease obligations	173,590	273,970
Total Liabilities	2,757,995	3,249,757
Commitments and Contingencies
SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000,
shares authorized, issuable in series, none issued or
outstanding
Class B, preferred stock, $1.00 CDN par value, 150,000,000,
shares authorized, issuable in series, none issued or
outstanding
Common shares, no par value, 100,000,000, shares
authorized, 19,408,063 and 18,697,929 issued and
outstanding, respectively

	- - 29,771,236	- - 29,728,236
Deficit	(9,369,754)	(5,667,482)
Total Shareholders' Equity	20,401,482	24,060,754
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	23,159,477	27,310,511

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. Dollars, except share data)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2001 $	2000 $	2001 $	2000 $
REVENUE	2,266,890	2,462,683	4,701,605	4,608,228

COSTS AND EXPENSES
Cost of operations	2,305,371	1,898,286	4,679,296	3,640,635
Sales, general and administrative	1,169,876	916,629	2,182,939	1,589,937
Amortization and depreciation	810,092	718,348	1,597,280	1,145,094
Other expenses	29,631	111,604	48,297	96,626

LOSS FROM OPERATIONS	(2,048,080)	(1,182,184)	(3,806,207)	(1,864,064)

Interest income, net	48,195	186,199	104,596	307,081

NET LOSS BEFORE INCOME TAXES	(1,999,885)	(995,985)	(3,701,611)	(1,556,983)

State income taxes	(1)	-	661	-
NET LOSS	(1,999,884)	(995,985)	(3,702,272)	(1,556,983)

LOSS PER SHARE
Basic	(0.10)	(0.06)	(0.20)	(0.10)
Diluted	(0.10)	(0.06)	(0.20)	(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,405,106	15,457,702	18,886,065	15,307,035
Diluted	19,405,106	15,457,702	18,886,065	15,307,035

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

(Unaudited)

	Six Months Ended September 30
	2001 $	2000 $
Operating Activities:
Net Loss	(3,702,272)	(1,556,983)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provisions for losses on A/R	2,084	-
Amortization and depreciation	1,597,280	1,145,094

Changes in operating assets and liabilities
Accounts receivable	(252,611)	(62,122)
Prepaid expenses	101,440	35,062
Accounts payable and accrued liabilities	(322,031)	698,628
Other assets	(10,737)	139,860
Net cash (used in) provided by operating activities	(2,586,847)	399,539

Investing Activities:
Purchase of Phoenix, net of cash acquired	-	(386,246)
Purchase of Check Technologies, net of cash acquired	-	(150,010)
Additional ChequeMARK & Patent consideration	-	(2,234,573)
Real property improvements	-	(187,326)
Capital asset expenditures	(415,542)	(481,269)
Patents	(9,280)	(262,558)
Net cash used in investing activities	(424,822)	(3,701,982)

Financing Activities:
Payments on long term debt, net	-	(1,121,280)
Payments on capital leases	(169,731)	(14,820)
Proceeds from exercise of stock options	43,000	4,123,750
Net cash (used in) provided by financing activities	(126,731)	2,987,650
DECREASE IN CASH	(3,138,400)	(314,793)
Cash and cash equivalents, beginning of period	8,357,354	11,528,850
Cash and cash equivalents, end of period	5,218,954	11,214,057

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three months and six months ended September 30, 2000 and 2001, and the consolidated statements of cash flows for the six months ended September 30, 2000 and 2001, of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2001, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001 (file no. 0-13959). Certain of the prior period financial statement amounts have been reclassified to conform to the current period presentation.

2. GOODWILL

All of the Corporation's goodwill is associated with the entire company ("enterprise level") rather than any specific identifiable asset or product line. Each quarter the Corporation evaluates whether an impairment of this enterprise goodwill may exist by comparing the book value of the Corporation's common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, the Corporation evaluates whether the condition is other than temporary, based primarily on fluctuations in the Corporation's stock price, and considering all other relevant evidence. If the product of shares and market price is continuously less than the book value for a period of six months the Corporation considers all other relevant factors to determine whether the current market condition would be deemed to be other than temporary. If the Corporation determines that the condition is other than temporary, additional amortization would be recorded for the impairment equal to the excess book value at the end of the quarter. See also Note 3 - "Recent Accounting Pronouncements."

Goodwill has been recorded as follows:			September 30, 2001 $	March 31, 2001 $
	Total Goodwill	Accumulated Amortization	Net	Net
CFDC Holdings Corp. *	4,334,368	794,634	3,539,734	3,756,453
National Recovery Systems, Ltd. of America*	2,891,793	506,064	2,385,729	2,530,319
Phoenix EPS, Inc. (a) *	539,805	67,476	472,329	499,320
Check Technologies, Inc. (b) *	511,846	63,870	447,976	473,573
	8,277,812	1,432,044	6,845,768	7,259,665

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

$
Software	4,243,900
Goodwill	539,805
4,783,705

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

The total purchase price paid for the Check Technologies acquisition was allocated based on the estimated fair values of the assets acquired as follows:

$
Net assets acquired	57,262
Identifiable intangible assets	200,010
Goodwill	511,846
769,118

c) The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six months ended September 30, 2000 and 2001, assuming Phoenix and Check Technologies had been acquired as of April 1, 2000:

	PRO FORMA (UNAUDITED) Six months ended September 30
	2000 $	2001 $
Revenue	5,320,154	4,701,605
Net Loss	(1,609,905)	(3,702,272)
Basic net loss per share	(0.11)	(0.20)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results. During the six months ended September 30, 2001 the Corporation had additional costs related to the development of the Corporation's data center. During the six months ended September 30, 2000, Phoenix recorded software license and software development revenue associated with the REPS system. The Corporation has discontinued providing licensing of the REPS system and therefore recorded no revenue from this service.

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

  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued the accounting rules governing business combinations, goodwill and intangible assets. These rules are Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact-based analysis. The Corporation plans to adopt the provisions of this standard in fiscal 2003, beginning April 1, 2002. Upon its adoption, the Corporation plans to conform its accounting policy to the requirements in this standard.

Management believes this standard may have a significant non-cash impact on the Corporation's financial statements, as it may not allow for amortization of goodwill, which currently approximates $830,000 annually. At this time the Corporation has not determined how goodwill will be allocated to specific reporting units as of April 1, 2002, as the Corporation is in the process of evaluating its reporting units. Accordingly, the Corporation has not made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard.

4. Reconciliation of United States to Canadian Generally Accepted Accounting Principles

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

  Under U.S. GAAP, the Corporation follows Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" for options issued to a non-employee. The Corporation's policy is to record the compensation when the options vest. During the three months ended September 30, 2000, options to purchase 39,999 shares of the Corporation's common stock issued to a non-employee vested.

Adjustments under U.S. GAAP result in changes to the Consolidated Statement of Operations of the Corporation as follows:
	Three months ended September 30		Six months ended September 30
	2001 $	2000 $	2001 $	2000 $

Net loss - CDN GAAP	(1,999,884)	(995,985)	(3,702,272)	(1,556,983)
U.S. GAAP adjustments:

Non-employee stock based compensation (b)	-	(166,229)	-	(221,668)
Net loss - U.S. GAAP	(1,999,884)	(1,162,214)	(3,702,272)	(1,778,651)
Loss per share - U.S. GAAP Basic	(0.10)	(0.08)	(0.20)	(0.12)
Diluted	(0.10)	(0.08)	(0.20)	(0.12)

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

Effective April 1, 2001, CFDC Holdings Corp., CF Data Corp., Check Technologies, Check Center, National Process Servers, Inc. and Phoenix EPS merged operations and management into LML Payment Systems Corp. (formerly known as ChequeMARK Inc.), a Delaware corporation and a wholly-owned subsidiary of LML Corp. LML Payment Systems Corp. maintains operations in Dallas, Texas; Wichita, Kansas; Tulsa, Oklahoma; and Phoenix, Arizona. The merger was designed to achieve certain economies related to costs and the elimination of redundant systems and services. It was also designed to take advantage of the growing recognition of the Corporation's brand name. The consolidation has allowed for a coordinated approach to the marketing of payment services under the Corporation's trademarks.

Other Operations. LHTW Properties Inc. owns and operates Wildwood Estates, a 332-acre residential community located in Wildwood, Florida. Operations have included sale of manufactured homes and lots. In exchange for monthly maintenance fees, LHTW Properties provides the resident community with certain amenities and services commonly associated with similar developments. The results of operations for LHTW Properties were not significant for the six month period ended September 30, 2001, or September 30, 2000.

Results of Operations

Three Months Ended September 30, 2001 results compared to Three Months Ended September 30, 2000

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

Total revenues decreased to approximately $2.3 million for the three months ended September 30, 2001 from approximately $2.5 million for the three months ended September 30, 2000. Although there was an overall decrease in the Corporation's revenue, the revenues derived from the financial payment processing services increased 7.6% from approximately $1.5 million for the three months ended September 30, 2000 to approximately $1.6 million for the three months ended September 30, 2001. The decrease was mainly attributable to revenues derived from software license revenue, software maintenance revenue and consulting fees associated with the REPS system, which decreased 62.4% from approximately $333,000 for the three months ended September 30, 2000 to approximately $125,000 for the three months ended September 30, 2001. The Corporation has discontinued providing licensing of the REPS system and therefore recorded no revenue from this service.

During the three months ended September 30, 2001, revenue from and associated with the Corporation's three largest customers amounted to approximately 56% of the Corporation's total sales volume. The Corporation may be economically dependent on sales volume to these customers.

During the year ended March 31, 2001, one of the Corporation's three largest customers notified the Corporation that it intends to move its check verification processing in house. Verification transactions started being transferred in February 2001 and were completed by the end of the Corporation's second quarter of fiscal 2002. This customer is also planning on moving its primary check collections in house. The Corporation is continuing to provide secondary check collection services to this customer. During the three months ended September 30, 2001, this customer's sales amounted to 14% of the Corporation's total sales volume. The Corporation has not yet experienced a significant reduction in the revenue received from this customer during this period, but anticipates a reduction in the Corporation's third quarter of fiscal 2002.

Costs of operations

Costs of operations increased from approximately $1.9 million for the three months ended September 30, 2000, to approximately $2.3 million for the three months ended September 30, 2001, an increase of approximately 21%. Financial payment processing costs of operations increased approximately 28% from approximately $1.8 million for the three months ended September 30, 2000, to approximately $2.3 million for the three months ended September 30, 2001. The increase was principally attributable to incremental fixed costs associated with the development of the Corporation's data center. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. For the three months ended September 30, 2001, costs of operations as a percentage of sales increased to approximately 102% compared to approximately 77% for the three months ended September 30, 2000. This increase was due to the operating activities from the Corporation's data center. The Corporation continues to seek ways to reduce costs of operations. The initial implementation of electronic check recovery methods allowed the Corporation to commence migration from labor-intensive traditional check recovery methods to more cost efficient automated electronic check recovery methods. The Corporation was able to reduce staffing levels in late September 2001, which the Corporation expects should have a positive impact on reducing costs of operations for the Corporation's third quarter of fiscal 2002.

Costs of operations related to Wildwood Estates decreased approximately 10% from approximately $54,000 for the three months ended September 30, 2000, to approximately $49,000 for the three months ended September 30, 2001.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $1.2 million and approximately $917,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in sales, general and administrative expense is primarily attributable to costs associated with the development of marketing and sales activity, and general corporate expenses.

Amortization and depreciation

Amortization of intangibles increased to approximately $614,000 from approximately $525,000 for the three months ended September 30, 2001 and 2000, respectively. Depreciation expenses for capital assets increased to approximately $196,000 from approximately $193,000 for the three months ended September 30, 2001 and 2000, respectively. These increases are principally associated with amortization of goodwill from all of the Corporation's acquisitions and amortization of the Corporation's Intellectual Property Estate, depreciation of the ChequeMARK system software and the software acquired in the acquisition of Phoenix, and depreciation of capital assets acquired in all of the Corporation's acquisitions.

Other expenses

Other expenses decreased to approximately $30,000 from approximately $112,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in other expenses was primarily attributed to costs incurred in September 2000 to relocate the Jacksonville, Florida office to Dallas, Texas.

Interest

Interest expense increased to approximately $3,000 from approximately $1,000 for the three months ended September 30, 2001 and 2000, respectively. Interest income decreased to approximately $52,000 from approximately $187,000 for the three months ended September 30, 2001 and 2000, respectively. This decrease in interest earned was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of 6.3% to 2.32% for the three months ended September 30, 2000 and 2001, respectively.

EBITDA1

Earnings before income taxes, interest, depreciation and amortization, or "EBITDA," increased to a loss of approximately $1.2 million from a loss of approximately $464,000 for the three months ended September 30, 2001 and 2000, respectively. The increase is primarily due to increased costs associated with the development of the Corporation's data center, increased costs associated with the development of marketing and sales activity, and other general corporate expenses.

Net loss

Net loss increased to approximately $2 million from approximately $1 million for the three months ended September 30, 2001 and 2000, respectively. The increase in the Corporation's net loss is due primarily to increased costs associated with the development of the Corporation's data center, increased costs associated with the development of marketing and sales activity, the increased amortization of intangibles, depreciation of capital assets, and other general corporate expenses.

Loss per both basic and diluted shares was ($0.10) for the three months ended September 30, 2001, as compared to ($0.06) for the three months ended September 30, 2000.

Six Months Ended September 30, 2001 results compared to Six Months Ended September 30, 2000

Revenues

Total revenues increased to approximately $4.7 million for the six months ended September 30, 2001 from approximately $4.6 million for the six months ended September 30, 2000. This increase was mainly attributable to increased transaction processing fees and the acquisition of Phoenix and Check Technologies in July 2000.

During the six months ended September 30, 2001, revenue from and associated with the Corporation's three largest customers amounted to approximately 54% of the Corporation's total sales volume. The Corporation may be economically dependent on sales volume to these customers.

During the year ended March 31, 2001, one of the Corporation's three largest customers notified the Corporation that it intends to move its check verification processing in house. Verification transactions started being transferred in February 2001 and were completed by the end of the Corporation's second quarter of fiscal 2002. This customer is also planning on moving its primary check collections in house. The Corporation is continuing to provide secondary check collection services to this customer. During the six months ended September 30, 2001, this customer's sales amounted to 16% of the Corporation's total sales volume. The Corporation has not yet experienced a significant reduction in the revenue received from this customer during this period, but anticipates a reduction in the Corporations third quarter of fiscal 2002.

1 EBITDA is earnings before income taxes, interest and depreciation and amortization. The Corporation believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate the ability of the Corporation to incur and service debt and to fund capital expenditures. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (as determined in accordance with accounting principles generally accepted in Canada or the United States of America ("GAAP")) as an indicator of the Corporation's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Corporation's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

Cost of operations

Costs of operations increased from approximately $3.6 million for the six months ended September 30, 2000, to approximately $4.7 million for the six months ended September 30, 2001, an increase of approximately 31%. Financial payment processing costs of operations increased approximately 31% from approximately $3.5 million for the six months ended September 30, 2000, to approximately $4.6 million for the six months ended September 30, 2001. The increase was principally attributable to incremental fixed costs associated with the development of the Corporation's data center. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. For the six months ended September 30, 2001, costs of operations as a percentage of sales increased to approximately 100% compared to approximately 79% for the six months ended September 30, 2000. This increase was due to the operating activities from the Corporation's data center. The Corporation continues to seek ways to reduce costs of operations. The initial implementation of electronic check recovery methods allowed the Corporation to commence migration from labor-intensive traditional check recovery methods to more cost efficient automated electronic check recovery methods. The Corporation was able to reduce staffing levels in late September 2001, which the Corporation expects should have a positive impact on reducing costs of operations for the Corporations third quarter of fiscal 2002.

Costs of operations related to Wildwood Estates increased approximately 11% from approximately $102,000 for the six months ended September 30, 2000, to approximately $113,000 for the six months ended September 30, 2001.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $2.2 million and approximately $1.6 million for the six months ended September 30, 2001 and 2000, respectively. The increase in sales, general and administrative expense is primarily attributable to costs associated with increased marketing and sales activities including the establishment of a sales force, increased participation at industry trade shows, and other general corporate expenses.

Amortization and depreciation

Amortization of intangibles increased to approximately $1.2 million from approximately $787,000 for the six months ended September 30, 2001 and 2000, respectively. Depreciation expenses for capital assets increased to approximately $397,000 from approximately $358,000 for the six months ended September 30, 2001 and 2000, respectively. These increases are principally associated with amortization of goodwill from all of the Corporation's acquisitions and amortization of the Corporation's Intellectual Property Estate, depreciation of the ChequeMARK system software and the software acquired in the acquisition of Phoenix, and depreciation of capital assets acquired in all of the Corporation's acquisitions.

Other expenses

Other expenses decreased to approximately $48,000 from approximately $97,000 for the six months ended September 30, 2001 and 2000, respectively. The decrease in other expenses was primarily attributed to costs incurred in September 2000 to relocate the Jacksonville, Florida office to Dallas, Texas.

Interest

Interest expense decreased to approximately $16,000 from approximately $83,000 for the six months ended September 30, 2001 and 2000, respectively. This decrease was due to the payment of long-term debt during the six months ended September 30, 2000. Interest income decreased to approximately $120,000 from approximately $390,000 for the six months ended September 30, 2001 and 2000, respectively. This decrease in interest earned was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of 6.3% to 2.32% for the six months ended September 30, 2000 and 2001, respectively.

EBITDA

Earnings before income taxes, interest, depreciation and amortization, or "EBITDA," increased to a loss of approximately $2.2 million from a loss of approximately $719,000 for the six months ended September 30, 2001 and 2000, respectively. The increase is primarily due to increased costs associated with the development of the Corporation's data center, increased costs associated with the development of marketing and sales activity, and other general corporate expenses.

Net Loss

Net loss increased to approximately $3.7 million from approximately $1.6 million for the six months ended September 30, 2001 and 2000, respectively. The increase in the Corporation's net loss is due primarily to increased costs associated with the development of the Corporation's data center, increased costs associated with the development of marketing and sales activity, the increased amortization of intangibles, depreciation of capital assets, and other general corporate expenses.

Loss per both basic and diluted shares was ($0.20) for the six months ended September 30, 2001, as compared to ($0.10) for the six months ended September 30, 2000.

Liquidity and Capital Resources

The Corporation's liquidity and financial position consisted of approximately $4.1 million in working capital as of September 30, 2001, compared to approximately $6.7 million in working capital as of March 31, 2001. The decrease in working capital was related to normal operating activities and the development of the Corporation's data center, a decrease in accounts payable and accrued liabilities of approximately $322,000, and an increase in accounts receivable of approximately $253,000. Cash flows used in operations were approximately $2.6 million for the six months ended September 30, 2001, and cash flows provided by operations was approximately $400,000 for the six months ended September 30, 2000. Cash used in investing activities was approximately $425,000 as compared to approximately $3,702,000 for the six months ended September 30, 2001 and 2000, respectively. The decrease during the six months ended September 30, 2000 was due to acquisitions and additional cash consideration paid for the ChequeMARK asset and Patent in August 2000. Cash used by financing activities was approximately $127,000 for the six months ended September 30, 2001, as compared to cash provided by financing activities of approximately $3 million for the six months ended September 30, 2000. The decrease in cash provided by financing activities is primarily due to the exercise of options of the Corporation's common stock that were completed in the six months ended September 30, 2000.

Management believes that existing cash and cash equivalent balances, and potential cash flows from operations should satisfy the Corporation's working capital and capital expenditure requirements in the foreseeable future. However, any material acquisitions of complementary businesses, products or technologies, other arrangements, unexpected losses, or a further economic slowdown in the retail industry could require the Corporation to obtain additional equity or debt financing. There can be no assurance that such financing would be available on acceptable terms, if at all.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued the accounting rules governing business combinations, goodwill and intangible assets. These rules are Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact-based analysis. The Corporation plans to adopt the provisions of this standard in fiscal 2003, beginning April 1, 2002. Upon its adoption, the Corporation plans to conform its accounting policy to the requirements in this standard.

Management believes this standard will have a material non-cash impact on the Corporation's financial statements, as it will not allow for amortization of goodwill, which currently approximates $830,000 annually. At this time the Corporation has not determined how goodwill will be allocated to specific reporting units as of April 1, 2002, as the Corporation is in the process of evaluating its reporting units. Accordingly, the Corporation has not made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2001, until September 30, 2001, there were no material changes from the information concerning market risk contained in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001 (file no. 0-13959).

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

On February 1, 2001, the Corporation and its indirect, wholly owned subsidiary LML Patent Corp. filed suit in the United States District Court for the District of Nevada against Global Transaction Systems, LLC ("Global") regarding ownership of United States Patent Nos. 5,484,988 and 6,164,528 (the "Patent Estate"). On August 16, 2001, the Corporation entered into a settlement agreement with Global confirming that the Corporation, through its subsidiaries, owned and held exclusive right, title and interest in the Patent Estate. In connection with the settlement, the Corporation granted a non-exclusive, non-transferable, limited sub-license under the Patent Estate to Global. The sub-license agreement includes the payment of royalties on electronic check conversion on a per transaction basis. The Corporation has also agreed to provide Global with processing services regarding electronic check conversion transaction under similar terms to those provided by the Corporation to other third parties.

Other than as described herein, there are no material changes with respect to the information concerning legal proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001, (file no. 0-13959). In addition to the legal matters as described herein and as previously reported in the Corporation's most recent report on Form 10-K, the Corporation is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Corporation.

Item 2. Submission of Matters to a Vote of Security Holders

At the Corporation's Annual General and Special Meeting of Shareholders held September 5, 2001 (the "Meeting"), the following proposals were adopted by shareholders of the Corporation (the "Shareholders") by ordinary resolution: (1) to set the number of directors at five (5); (2) to elect PATRICK H. GAINES, GREG A. MACRAE, L. WILLIAM SEIDMAN, ROBIN B. MARTIN and JACQUELINE PACE, as directors of the Corporation for terms expiring at the Annual General Meeting of Shareholders in 2002, as described in the Corporation's Information Circular and Proxy Statement for the Meeting; (3) to confirm an amendment to the Corporation's By-Laws to alter the quorum requirements with respect to the transaction of business at any Shareholders' meeting to 33 1/3 percent; and (4) to appoint Arthur Andersen LLP, as auditor of the Corporation to hold office until the Annual General Meeting of Shareholders in 2002.

In addition, the following proposal was adopted by Shareholders by special resolution: (1) to approve the amendment of our restated articles of incorporation to change the Corporation's name to "LML Financial Services Inc.".

The number of shares cast for, against and withheld, as well as the number of abstentions and broker non-votes as to each of these matters are as follows:
	PROPOSAL	SHARES FOR	SHARES AGAINST	WITHHELD	ABSTENTIONS	BROKER NON-VOTES
Ordinary Resolutions:
1.	Set the Number of Directors at Five (5)	9,808,849	38	0	35,139	0

2.	Election of Directors:
a.	Patrick H. Gaines	9,808,981	0	45	35,000	0
b.	Greg A. MacRae	9,808,981	0	45	35,000	0
c.	L. William Seidman	9,808,995	0	31	35,000	0
d.	Robin B. Martin	9,808,972	0	54	35,000	0
e.	Jacqueline Pace	9,797,591	0	11,435	35,000	0
3.	Alter the Quorum Requirements	9,807,758	1,086	0	35,182	0
4.	Appointment of Arthur Andersen LLP, as Auditors	9,808,881	145	0	35,000	0
Special Resolutions:
1.	Change of Corporate Name	9,800,450	8,570	0	35,006	0

Although the shareholders approved the name change for the Corporation, the Corporation has at this time determined to keep its current name.

Item 6. Exhibits and Reports on Form 8-K

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

  3.3* Amendment to Bylaws of LML Payment Systems Inc.

  ____________

  * filed herewith

  Reports on Form 8-K

Current Report on Form 8-K dated May 1, 2001, and filed August 8, 2001, under Items 5 and 7, to report press releases regarding the following announcements: (1) appointment of three senior sales executives; (2) a subsidiary of the Corporation signed an agreement with Garrett's IGA Supermarkets; (3) a subsidiary of the Corporation signed an agreement with Sun Foods; (4) a subsidiary of the Corporation signed an agreement with Advanced Purchasing Systems; (5) the Corporation entered into an amending agreement with respect to its purchase of Phoenix, EPS; (6) financial results for the three months and year-end results for fiscal year 2001.

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Wendy J. Ogilvie

Wendy J. Ogilvie

Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: November 13, 2001