Form 10-Q
period 2001-12-31
LML PAYMENT SYSTEMS INC
filed 2002-02-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of January 31, 2002, was 19,435,061.

LML PAYMENT SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

INDEX

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)
	December 31, 2001 $ (Unaudited)	March 31, 2001 $
ASSETS
Current Assets
Cash and cash equivalents	4,413,475	8,357,354
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $172,816 and $155,737, respectively	496,252	549,133
Prepaid expenses	351,532	502,121
Total Current Assets	5,511,259	9,658,608
Real Property, net	1,584,639	1,617,491
Capital Assets, net	5,638,988	6,596,535
Patents, net	1,622,410	1,710,581
Goodwill, net	6,638,819	7,259,665
Other Assets	406,032	467,631
TOTAL ASSETS	21,402,147	27,310,511

LIABILITIES
Current Liabilities
Accounts payable	1,103,245	1,876,186
Accrued liabilities	141,969	530,166
Accrued compensation	257,529	292,900
Current portion of capital lease obligations	334,186	276,535
Total Current Liabilities	1,836,929	2,975,787
Capital lease obligations	132,351	273,970
Total Liabilities	1,969,280	3,249,757
Commitments and Contingencies
SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Class B, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Common shares, no par value, 100,000,000 shares
authorized, 19,435,061 and 18,697,929 shares issued and
outstanding, respectively

	- - 29,771,236	- - 29,728,236
Deficit	(10,338,369)	(5,667,482)
Total Shareholders' Equity	19,432,867	24,060,754
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	21,402,147	27,310,511

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. Dollars, except share data)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2001 $	2000 $	2001 $	2000 $
REVENUE	2,180,141	2,636,977	6,881,746	7,245,205

COSTS AND EXPENSES
Cost of operations	1,853,824	2,025,411	6,533,120	5,666,045
Sales, general and administrative	589,193	1,003,030	2,772,132	2,592,967
Amortization and depreciation	820,403	777,007	2,417,683	1,922,101
Other expenses (income)	(102,290)	125,810	(53,992)	222,436

LOSS FROM OPERATIONS	(980,989)	(1,294,281)	(4,787,197)	(3,158,344)

Interest income, net	11,951	151,618	116,548	458,699

NET LOSS BEFORE INCOME TAXES	(969,038)	(1,142,663)	(4,670,649)	(2,699,645)

Capital tax	5	-	(656)	-
State income taxes	418	(36,152)	418	(36,152)
NET LOSS	(968,615)	(1,178,815)	(4,670,887)	(2,735,797)

DIVIDENDS, PREFERRED	-	(453,787)	-	(453,787)

NET LOSS AVAILABE TO COMMON SHAREHOLDERS	(968,615)	(1,632,602)	(4,670,887)	(3,189,584)

LOSS PER SHARE
Basic	(0.05)	(0.10)	(0.24)	(0.20)
Diluted	(0.05)	(0.10)	(0.24)	(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,413,345	16,681,551	19,066,389	15,741,846
Diluted	19,413,345	16,681,551	19,066,389	15,741,846

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

(Unaudited)

	Nine Months Ended December 31
	2001 $	2000 $
Operating Activities:
Net Loss	(4,670,887)	(2,735,797)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provisions for losses on accounts receivable	136,637	-
Amortization and depreciation	2,417,683	1,922,101
Other	(60,713)	-
Changes in operating assets and liabilities
Accounts receivable	(83,756)	(405,440)
Prepaid expenses	150,589	135,928
Accounts payable and accrued liabilities	(1,135,515)	318,205
Other assets	8,027	119,313
Net cash used in operating activities	(3,237,935)	(645,690)

Investing Activities:
Purchase of Phoenix, net of cash acquired	-	(386,246)
Purchase of Check Technologies, net of cash acquired	-	(150,010)
Additional ChequeMARK & Patent consideration	-	(2,234,573)
Real property improvements	-	(187,326)
Capital asset expenditures	(481,156)	(656,004)
Patents	(16,294)	(269,741)
Net cash used in investing activities	(497,450)	(3,883,900)

Financing Activities:
Payments on long term debt, net	-	(1,121,280)
Payments on capital leases	(251,494)	(98,322)
Proceeds from exercise of stock options	43,000	4,141,750
Net cash (used in) provided by financing activities	(208,494)	2,922,148
DECREASE IN CASH	(3,943,879)	(1,607,442)
Cash and cash equivalents, beginning of period	8,357,354	11,528,850
Cash and cash equivalents, end of period	4,413,475	9,921,408

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of December 31, 2001, the consolidated statements of operations for the three months and nine months ended December 31, 2000 and 2001, and the consolidated statements of cash flows for the nine months ended December 31, 2000 and 2001, of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2001, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001 (file no. 0-13959). Certain of the prior period financial statement amounts have been reclassified to conform to the current period presentation.

2. Goodwill

All of the Corporation's goodwill is associated with the entire company ("enterprise level") rather than any specific identifiable asset or product line. Each quarter the Corporation evaluates whether an impairment of this enterprise goodwill may exist by comparing the book value of the Corporation's common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, the Corporation evaluates whether the condition is other than temporary, based primarily on fluctuations in the Corporation's stock price, and considering all other relevant evidence. If the product of shares and market price is continuously less than the book value for a period of six months the Corporation considers all other relevant factors to determine whether the current market condition would be deemed to be other than temporary. If the Corporation determines that the condition is other than temporary, additional amortization would be recorded for the impairment equal to the excess book value at the end of the quarter. See also Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Goodwill has been recorded as follows:			December 31, 2001 $	March 31, 2001 $
	Total Goodwill	Accumulated Amortization	Net	Net
CFDC Holdings Corp. *	4,334,368	902,993	3,431,375	3,756,453
National Recovery Systems, Ltd. of America*	2,891,793	578,359	2,313,434	2,530,319
Phoenix EPS, Inc. (a) *	539,805	80,971	458,834	499,320
Check Technologies, Inc. (b) *	511,846	76,670	435,176	473,573
	8,277,812	1,638,993	6,638,819	7,259,665

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
769,118

c) The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine months ended December 31, 2000 and 2001, assuming Phoenix and Check Technologies had been acquired as of April 1, 2000:

	PRO FORMA (UNAUDITED) Nine months ended December 31
	2000 $	2001 $
Revenue	7,957,131	6,881,746
Net Loss	(2,788,719)	(4,670,887)
Net Loss available to common shareholders	(3,242,506)	(4,670,887)
Basic net loss per share	(0.21)	(0.24)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results. During the nine months ended December 31, 2001 the Corporation had additional costs related to the development of the Corporation's data center. During the nine months ended December 31, 2000, Phoenix recorded software license and software development revenue associated with the REPS system. The Corporation has discontinued providing licensing of the REPS system and therefore recorded no revenue from this service.

d) The purchase price for each of Phoenix and Check Technologies was paid either entirely or partially with shares of the Corporation's common stock. As part of each transaction, the Corporation agreed to certain price protection covenants for the benefit of the former shareholders of the acquired companies. In the event the value of the shares of the Corporation's common stock exchanged for the shares of the acquired company's stock decreases below the deemed issue price per share of the Corporation's common stock, and the former shareholders of the acquired company sell such shares of the Corporation's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such shareholders would have a right to receive additional shares of the Corporation's common stock. On June 27, 2001, the Corporation issued 679,134 shares of common stock to the former shareholders of Phoenix under the price protection covenants. On December 13, 2001, the Corporation issued 26,998 shares of common stock to the former shareholders of Check Technologies under the price protection covenants. The issuance of these shares did not result in additional purchase consideration, but only an increase in the Corporation's common shares outstanding. The Corporation has met its obligation in relation to the price protection covenants as stated above for each of Phoenix and Check Technologies.

3. Reconciliation of United States to Canadian Generally Accepted Accounting Principles

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

  Under U.S. GAAP, the Corporation follows Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" for options issued to a non-employee. The Corporation's policy is to record the compensation when the options vest. During the three months ended December 31, 2000, options to purchase 26,668 shares of the Corporation's common stock issued to a non-employee vested.

Adjustments under U.S. GAAP result in changes to the Consolidated Statement of Operations of the Corporation as follows:
	Three months ended December 31		Nine months ended December 31
	2001 $	2000 $	2001 $	2000 $

Net loss - CDN GAAP	(968,615)	(1,178,815)	(4,670,887)	(2,735,797)
U.S. GAAP adjustments:

Non-employee stock based compensation (b)	-	(101,895)	-	(305,669)
Net loss - U.S. GAAP	(968,615)	(1,280,710)	(4,670,887)	(3,041,466)
Loss per share - U.S. GAAP Basic	(0.05)	(0.10)	(0.24)	(0.22)
Diluted	(0.05)	(0.10)	(0.24)	(0.22)

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

Other Operations. LHTW Properties Inc. owns and operates Wildwood Estates, a 332-acre residential community located in Wildwood, Florida. Operations have included sale of manufactured homes and lots. In exchange for monthly maintenance fees, LHTW Properties provides the resident community with certain amenities and services commonly associated with similar developments. The results of operations for LHTW Properties were not significant for the nine month period ended December 31, 2001, or December 31, 2000.

Results of Operations

Three Months Ended December 31, 2001 results compared to Three Months Ended December 31, 2000

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

Total revenues decreased to approximately $2.2 million for the three months ended December 31, 2001 from approximately $2.6 million for the three months ended December 31, 2000, a decrease of approximately 18%. The decrease was mainly attributable to a decrease in revenues from the financial payment processing services. The decrease was also attributable to a decrease in revenues derived from software consulting fees associated with licensed clients and the REPS system, which decreased approximately 87.3% from approximately $250,000 for the three months ended December 31, 2000 to approximately $32,000 for the three months ended December 31, 2001. The Corporation has discontinued further licensing of the REPS system and therefore recorded no revenue from this service.

During the three months ended December 31, 2001, revenue from and associated with the Corporation's three largest customers amounted to approximately 59% of the Corporation's total sales volume. The Corporation may be economically dependent on sales volume to these customers.

During the year ended March 31, 2001, one of the Corporation's three largest customers moved its check verification processing in house. Verification transactions started being transferred in February 2001 and were completed by the end of the Corporation's second quarter of fiscal 2002. This customer also moved its primary check collections in house. The Corporation is continuing to provide secondary check collection services to this customer and expanded this service to include volume from a portion of the customer's affiliated companies. As a result of the expansion of the secondary collection services to affiliated companies, the Corporation did not experience a significant reduction in the revenue received from this customer during this period.

Costs of operations

Costs of operations decreased from approximately $2 million for the three months ended December 31, 2000, to approximately $1.8 million for the three months ended December 31, 2001, a decrease of approximately 10%. The decrease was principally attributable to the Corporation's Financial Payment Processing operations implementation of electronic check recovery methods, which allowed the Corporation to commence migration from labor-intensive traditional check recovery methods to more cost efficient automated electronic check recovery methods. The Corporation was able to reduce staffing levels and related costs in late September 2001, which has had a positive impact on the reduction of costs of operations during the third quarter of fiscal 2002. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. For the three months ended December 31, 2001, costs of operations as a percentage of sales increased to approximately 85% compared to approximately 77% for the three months ended December 31, 2000. The increase is largely attributed to a decrease in revenue during the three months ended December 31, 2001.The Corporation continues to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses decreased to approximately $589,000 from approximately $1 million for the three months ended December 31, 2001 and 2000, respectively, a decrease of approximately 41%. The decrease in sales, general and administrative expense is primarily attributable to reduction of costs associated with the reduction of personnel costs, legal and general corporate expenses.

Amortization and depreciation

Amortization and depreciation increased to approximately $820,000 from approximately $777,000 for the three months ended December 31, 2001 and 2000, respectively. Depreciation expenses for capital assets increased to approximately $560,000 from approximately $523,000 for the three months ended December 31, 2001 and 2000, respectively. These increases are principally associated with amortization of the Corporation's Intellectual Property Estate, depreciation of the ChequeMARK system software and the software acquired in the acquisition of Phoenix.

Other expenses (income)

For the three months ended December 31, 2001 the Corporation had other income of approximately $102,000 compared to other expenses of approximately $126,000 for the three months ended December 31, 2000. The other income was attributed to the reconciliation of outstanding trade payables, which was a non-cash item of approximately $61,000 and an employee tax refund of approximately $41,000. The decrease in other expenses was primarily attributed to costs for potential acquisitions that the Corporation had determined would not be completed during the three months ended December 31, 2000.

Interest

Interest expense decreased to approximately $5,000 from approximately $15,000 for the three months ended December 31, 2001 and 2000, respectively. Interest income decreased to approximately $17,000 from approximately $166,000 for the three months ended December 31, 2001 and 2000, respectively. This decrease in interest earned was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of 3.5% to 1.58% for the three months ended December 31, 2000 and 2001, respectively.

EBITDA1

Earnings before income taxes, interest, depreciation and amortization, or "EBITDA," decreased to a loss of approximately $161,000 from a loss of approximately $517,000 for the three months ended December 31, 2001 and 2000, respectively. The decrease was principally attributable to the Corporation's Financial Payment Processing operations implementation of electronic check recovery methods, which enabled the Corporation to reduce staffing levels and related costs. The decrease was also attributed to a reduction in legal and general corporate expenses.

Net loss

Net loss decreased to approximately $1 million from approximately $1.2 million for the three months ended December 31, 2001 and 2000, respectively. The decrease was principally attributable to the Corporation's Financial Payment Processing operations implementation of electronic check recovery methods, which enabled the Corporation to reduce staffing levels and related costs. The decrease was also attributed to a reduction in legal and general corporate expenses.

Basic and diluted loss per share were both ($0.05) for the three months ended December 31, 2001, as compared to ($0.10) for the three months ended December 31, 2000.

Nine Months Ended December 31, 2001 results compared to Nine Months Ended December 31, 2000

Revenues

Total revenues decreased to approximately $6.9 million for the nine months ended December 31, 2001 from approximately $7.2 million for the nine months ended December 31, 2000, a decrease of approximately 4%. The decrease was mainly attributable to a decrease in revenues derived from software license revenue, software maintenance revenue and consulting fees associated with licensed clients and the REPS system, which decreased approximately 48% from approximately $617,000 for the nine months ended December 31, 2000 to approximately $321,000 for the nine months ended December 31, 2001. The Corporation has discontinued further licensing of the REPS system and therefore recorded no revenue from this service.

During the nine months ended December 31, 2001, revenue from and associated with the Corporation's three largest customers amounted to approximately 56% of the Corporation's total sales volume. The Corporation may be economically dependent on sales volume to these customers.

During the year ended March 31, 2001, one of the Corporation's three largest customers moved its check verification processing in house. Verification transactions started being transferred in February 2001 and were completed by the end of the Corporation's second quarter of fiscal 2002. This customer also moved its primary check collections in house. The Corporation is continuing to provide secondary check collection services to this customer and expanded this service to include volume from a portion of the customer's affiliated companies. As a result of the expansion of the secondary collection services to affiliated companies, the Corporation did not experience a significant reduction in the revenue received from this customer during this period.

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

Cost of operations

Costs of operations increased from approximately $5.7 million for the nine months ended December 31, 2000, to approximately $6.5 million for the nine months ended December 31, 2001, an increase of approximately 16%. Financial payment processing costs of operations increased approximately 14% from approximately $5.5 million for the nine months ended December 31, 2000, to approximately $6.4 million for the nine months ended December 31, 2001. The increase was principally attributable to incremental fixed costs associated with the development of the Corporation's data center in the 2nd fiscal quarter of 2002. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. For the nine months ended December 31, 2001, costs of operations as a percentage of sales increased to approximately 95% compared to approximately 78% for the nine months ended December 31, 2000. This increase was due to the operating activities from the Corporation's data center. The Corporation continues to seek ways to reduce costs of operations. The initial implementation of electronic check recovery methods allowed the Corporation to commence migration from labor-intensive traditional check recovery methods to more cost efficient automated electronic check recovery methods. The Corporation was able to reduce staffing levels and related costs in late September 2001, which has had a positive impact on the reduction of costs of operations during the third quarter of fiscal 2002. The Corporation continues to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $2.8 million and approximately $2.6 million for the nine months ended December 31, 2001 and 2000, respectively. The increase in sales, general and administrative expense is primarily attributable to costs associated with increased marketing and sales activities including the establishment of a sales force, increased participation at industry trade shows, and other general corporate expenses.

Amortization and depreciation

Amortization and depreciation increased to approximately $2.4 million from approximately $1.9 million for the nine months ended December 31, 2001 and 2000, respectively. Depreciation expenses for capital assets increased to approximately $1.6 million from approximately $1.2 million for the nine months ended December 31, 2001 and 2000, respectively. These increases are principally associated with amortization of goodwill from all of the Corporation's acquisitions and amortization of the Corporation's Intellectual Property Estate, depreciation of the ChequeMARK system software and the software acquired in the acquisition of Phoenix, and depreciation of capital assets acquired in all of the Corporation's acquisitions.

Other expenses (income)

For the nine months ended December 31, 2001 the Corporation had other income of approximately $54,000 compared to other expenses of approximately $222,000 for the nine months ended December 31, 2000, respectively. Other income was attributed to the reconciliation of outstanding trade payables, which was a non-cash item of approximately $61,000, an employee tax refund of approximately $41,000 offset by merger costs of approximately $41,000. Other expenses for the nine months ended December 31, 2000 were attributed to costs incurred in September 2000 to relocate the Jacksonville, Florida office to Dallas, Texas and potential acquisitions that the Corporation had determined would not be completed.

Interest

Interest expense decreased to approximately $21,000 from approximately $98,000 for the nine months ended December 31, 2001 and 2000, respectively. This decrease was due to the payment of long-term debt during the nine months ended December 31, 2000. Interest income decreased to approximately $137,000 from approximately $557,000 for the nine months ended December 31, 2001 and 2000, respectively. This decrease in interest earned was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of 6.3% to 1.58% for the nine months ended December 31, 2000 and 2001, respectively.

EBITDA

Earnings before income taxes, interest, depreciation and amortization, or "EBITDA," increased to a loss of approximately $2.4 million from a loss of approximately $1.2 million for the nine months ended December 31, 2001 and 2000, respectively. The increase is primarily due to increased costs associated with the development of the Corporation's data center, increased costs associated with the development of marketing and sales activity, and other general corporate expenses. During September 2001 the Corporation's Financial Payment Processing operations implemented electronic check recovery methods, which enabled the Corporation to reduce staffing levels and related costs along with reducing legal and general corporate expenses.

Net Loss

Net loss increased to approximately $4.7 million from approximately $2.7 million for the nine months ended December 31, 2001 and 2000, respectively. The increase in the Corporation's net loss is due primarily to increased costs associated with the development of the Corporation's data center, increased costs associated with the development of marketing and sales activity, the increased amortization of intangibles, depreciation of capital assets, and other general corporate expenses. During September 2001 the Corporation's Financial Payment Processing operations implemented electronic check recovery methods, which enabled the Corporation to reduce staffing levels and related costs along with reducing legal and general corporate expenses.

Basic and diluted loss per share were both ($0.24) for the nine months ended December 31, 2001, as compared to ($0.20) for the nine months ended December 31, 2000.

Liquidity and Capital Resources

The Corporation's liquidity and financial position consisted of approximately $3.7 million in working capital as of December 31, 2001, compared to approximately $6.7 million in working capital as of March 31, 2001. The decrease in working capital was related to normal operating activities and the development of the Corporation's data center, a decrease in accounts payable and accrued liabilities of approximately $1.1 million, and an increase in accounts receivable of approximately $84,000. Cash flows used in operations were approximately $3.2 million as compared to approximately $646,000 for the nine months ended December 31, 2001 and 2000, respectively. Cash used in investing activities was approximately $497,000 as compared to approximately $3.9 million for the nine months ended December 31, 2001 and 2000, respectively. The decrease during the nine months ended December 31, 2000 was due to acquisitions and additional cash consideration paid for the ChequeMARK asset and Patent in August 2000. Cash used by financing activities was approximately $208,000 for the nine months ended December 31, 2001, as compared to cash provided by financing activities of approximately $3 million for the nine months ended December 31, 2000. The decrease in cash provided by financing activities is primarily due to the exercise of options of the Corporation's common stock that were completed in the nine months ended December 31, 2000.

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

Contingencies

In addition to the legal matters previously reported in the Corporation's Annual Report filed on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001 (file no. 0-13959), and in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities and Exchange Commission on November 14, 2001 (file no. 0-13959) the Corporation is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Corporation.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2001, until December 31, 2001, there were no material changes from the information concerning market risk contained in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001 (file no. 0-13959).

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material changes with respect to the information concerning legal proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001, (file no. 0-13959) and in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities and Exchange Commission on November 14, 2001 (file no. 0-13959). In addition to the legal matters as described herein and as previously reported in the Corporation's most recent report on Form 10-K and Form 10-Q, the Corporation is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Corporation.

Item 2. Changes in Securities and Use of Proceeds

On December 13, 2001, the Corporation issued 26,998 restricted shares of its common stock, with no par value, to the former shareholders of Check Technologies in consideration of the modification and satisfaction in full of certain price protection covenants included in the July 22, 2000, purchase agreement (See Note 2(d) to the consolidated financial statements, included herein). The Corporation believes that the issuance of such securities was exempt under the Securities Act of 1933 as a transaction not involving a public offering. This issuance was made without general solicitation or advertising. The Check Technologies shareholders represented that they were acquiring the shares without a view to distribute and that they were afforded the opportunity to review all publicly filed documents and to ask questions, and receive answers from, officers of the Corporation.

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

  3.3 Amendment to Bylaws of LML Payment Systems Inc. (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001, of LML Payment Systems Inc. (File No. 0-13959)).

  ____________

  Reports on Form 8-K

Current Report on Form 8-K dated August 17, 2001, and filed October 19, 2001, under Items 5 and 7 to report press releases.

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Wendy J. Ogilvie

Wendy J. Ogilvie

Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: February 14, 2002