Form 10-K
period 2002-03-31
LML PAYMENT SYSTEMS INC
filed 2002-06-28
CIK 781891

<

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002

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

Common Stock, without par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock which consists solely of shares of Common Stock held by non-affiliates of the Registrant as of June 21, 2002, based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ SmallCap Market, was approximately $100,187,153.26. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 21, 2002, Registrant had outstanding 19,451,061 shares of Common Stock. No Class "A" Preference Shares or Class "B" Preference Shares were outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.

2002 FORM 10-K ANNUAL REPORT

	TABLE OF CONTENTS
PART I		Page
Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .	11

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Security Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . .	15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . .	24
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24

PART III
Item 10.	Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . .	25
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. .	25
Item 13.	Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . .	25

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K . .	26

1

PART I

ITEM 1. Business

Unless the context otherwise requires, references in this report on Form 10-K to the "Company", "LML," "we," "us" or "our" refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. Effective April 1, 2001, CFDC Holdings Corp., CF Data Corp., Check Technologies, Inc., National Recovery Systems, Ltd. of America d/b/a Check Center, National Process Servers, Inc. and Phoenix EPS, Inc. merged into ChequeMARK Inc., which simultaneously changed its name to LML Payment Systems Corp. Subsequent to the merger, LML Payment Systems Inc.'s subsidiaries are LML Corp. (formerly known as ChequeMARK Holdings Inc.), Legacy Promotions Inc. and LHTW Properties, Inc. LML Corp's subsidiaries are LML Patent Corp. (formerly known as ChequeMARK Patent Inc.), and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to dollars or "$" are to U.S. Dollars.

Overview

LML Payment Systems Inc. is a financial payment processor that primarily provides consumer financial payment processing solutions to retailers and other clients in the United States. Our financial payment processing solutions include traditional check recovery, electronic recovery of paper checks (also known as electronic check re-presentment), electronic check authorization and electronic check conversion. We also provide electronic fund transfer switching services to certain segments of the retail industry. We focus on providing our services to supermarkets, grocery stores, multi-lane retailers, convenience stores and other national, regional and local retailers. During the past year, we continued to adjust our business strategy concerning the provision of financial payment services. We decided to cease third party licensing of our financial payment processing software and concentrated on developing business regarding the provision of fee based transaction services from our data center. We believe that over time fee-based transaction processing should prove to be a superior business strategy than licensing transaction software.

In a separate business segment, we own and manage a 332-acre manufactured home retirement property known as Wildwood Estates, in Wildwood, Florida. Operations have included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provide the resident community with certain amenities and services commonly associated with similar developments. We presently have the entire property listed for sale for $2.5 million and are exploring other options regarding its disposition.

Revenues from our financial payment processing services comprised 98% of our total revenues in 2002, compared to 2% for the manufactured home retirement property business. For additional information relating to our business segments and operations, please see Note 13 to the Consolidated Financial Statements in Part II, Item 8. of this report.

On April 1, 2001, we amalgamated and merged all of our financial payment operating subsidiaries into one primary operating subsidiary, LML Payment Systems Corp. The merger was designed to achieve certain economies related to costs, to eliminate redundant systems and services, to take advantage of the growing recognition of the LML brand name and to coordinate our approach to the marketing of our payment services.

Strategy

In November, 2001 the U.S. Federal Reserve released research results from three main studies: The Depository Financial Institution Check Study, the Check Sample Study and the Electronic Payment Study. The Check Sample Study indicated that approximately 50 billion checks were written in the United States in the year 2000, totaling approximately $48 trillion in payments. Approximately 50 percent were written by consumers. The study also established that the leading use of checks was for remittance or bill payment followed by consumer payments made at the retail point-of-sale.

We believe that there is a large market for financial payment processing solutions including electronic check authorization, traditional and electronic check recovery and we believe that there will likely be a large market for electronic check conversion services.

Results from the Electronic Payment Study indicated that approximately 30 billion retail electronic payments were originated in the United States in 2000 with a dollar volume in excess of $7 trillion. Credit cards represented about half of these electronic payments at 15 billion transactions worth $1.23 trillion. Debit cards were used in approximately 8.3 billion transactions worth $348 billion and the Automated Clearing House processed approximately 5.6 billion retail transactions worth $5.67 trillion.

We believe the escalating use of credit, debit and automated clearing house transactions will present the electronic payment industry with significant growth opportunities.

In light of the payment processing opportunities for checks and electronic payments, our strategic objective is to acquire electronic payment volume across all our financial payment processing services and strengthen our position as a financial payment processor. We also have as an objective the goal of developing revenue streams from the licensing of our intellectual property, specifically, the licensing of the intellectual property associated with our four patents regarding electronic check processing.

Proceeding with our objectives and subsequent to the year ended March 31, 2002, we granted a personal, non-exclusive, non-transferable, limited sub-license to Global eTelecom, Inc. under our intellectual property estate regarding the processing of electronic check transactions. Global eTelecom agreed to pay an up-front license fee and a running royalty fee based upon each electronic check transaction processed.

Financial Payment Processing Services

We provide financial payment processing solutions to national, regional and local retail merchants in the United States, including supermarket chains, grocery stores, convenience stores and other retailers. These solutions include electronic check authorization, primary and secondary check collections, electronic check re-presentment, and electronic check conversion. We also provide retail clients with selective routing or switching services of credit, debit and electronic benefit transfer (EBT) transactions to third party processors, banks and authorization networks/vendors for authorization and settlement.

Electronic Check Authorization

We maintain a database of consumer check-writing histories and have access to additional databases of consumer check-writing histories. We employ these databases to offer retail merchants protection against fraud through the electronic authorization of checks presented at the point-of-sale of participating merchants. Because many of our financial payment processing services are related, some participating merchants will pay a fee for authorization services, while others may receive electronic check authorization services as an "all-in-one" package in connection with other related services such as primary and secondary check collections. Electronic authorization is also an important feature included within our electronic check conversion services. When using our electronic check authorization service, a retail merchant typically swipes the paper check through a check reader which reads the account and bank information encoded on the bottom of the check in magnetic ink. This information is electronically transmitted to our data processing center for comparison against our check-writer databases and other third party databases. If the check-writer has current delinquent check-related debts or, if other proprietary fraud features are triggered, the retail merchant is notified by way of a coded response from our data processing center. The merchant must then decide whether to accept or decline the check.

Our check authorization services are designed to be flexible so they may be adapted for a retail merchant's particular needs. In some cases, consumer identification is cross-referenced to driver's license information, social security number and other file databases and linked to the frequency of recent check usage and the dollar amount of individual and cumulative transactions within specific periods of time.

Primary and Secondary Check Collection Services

Through our primary and secondary check collection and call centers in Dallas, Texas and Wichita, Kansas, we employ state of the art proprietary and third party collection system software and technology, including sophisticated database management, predictive dialing, skip-tracing, and both automated and customized collection letter programs to provide retail merchants with a comprehensive solution to combat the high cost associated with returned check transactions. In many instances, we provide check authorization and primary and secondary check collection solutions as an "all-in-one" package to our retail clients.

Electronic Check Re-Presentment

We also offer retail merchants an electronic re-presentment of returned paper checks, or RCK, service. Under this service offering, eligible returned paper checks are directed by the retailer's bank directly to our primary collection center where, in combination with our data processing center, we capture the bank routing and account number and electronically re-submit the check for payment through the facilities of the Automated Clearing House Network.

Electronic Check Conversion Service

We also offer electronic check conversion services to clients. This process involves converting paper checks presented at the point-of-sale into electronic transactions. Our electronic check conversion service is comprised of three distinct steps: authorization, data capture and settlement.

At subscribing merchant locations, a consumer's check is swiped through a check reader which reads the bank routing and account information from the check and electronically transmits this information along with the sale amount to our data center for authorization through our check-writer databases and risk management algorithms. If approved, certain transaction information is captured and the merchant's terminal automatically prints a sales receipt, which closely resembles a credit card receipt, to be signed by the consumer authorizing an electronic debit from the consumer's bank account. The paper check can be returned to the consumer or destroyed as it has been converted to an electronic transaction. Each day from our data center, we originate Automated Clearing House transaction files which include electronic debits against consumer accounts and corresponding credits to retail merchant accounts. In some instances, consumer checks are electronically imaged by retailers at the point-of-sale. In these instances, the electronic image of the consumer check along with relevant transaction data is transmitted to our data center where the image of the check is archived. In the event the transaction is returned, i.e. 'NSF', the image of the check is retrieved from archive and collection activities can be commenced.

Electronic Transaction Switching Services

From our data processing center we offer retail merchants gateway and transaction switching services for debit, credit and EBT transactions between store registers and third party authorization networks. Our service involves a full-function, on-line, interactive, centralized, electronic fund transfer data collection system that provides for high transaction volumes, rapid response time, high system reliability, low cost per transaction, quick response to retail customer inquiries and sales analysis of electronic fund transfer transactions. Our switching and auditing service is primarily designed for medium sized merchants who have multi-lane or multi-terminal retail venues and collect transaction information in a central location. Our switching services sort the transaction information and route each transaction to the appropriate authorization network or processor based upon transaction type, i.e. credit card, debit card, and EBT, for authorization and settlement. Our transaction switching and auditing services are designed to enable retailers to gain on-line, real-time access to all transaction information on a chain, region, individual store or individual register basis. The electronic payment processing industry is highly competitive. Our switching services are designed to enable retailers to implement new authorization network connections without disruption to point-of-sale transaction services, thereby providing our retail customers more control over their electronic payment transaction costs.

Data Center Operations

From our data center in Scottsdale, Arizona, we manage and monitor certain communication networks that connect retail store terminals and in-store controllers to our host computer for electronic check authorization, electronic check conversion, credit, debit and EBT transactions. We support most major telecommunication options including dial-up, frame relay, and wireless sources. We connect to many debit networks, magnetic stripe EBT programs, check authorization networks and third party credit card processors which allows us to route electronic payment transactions to the appropriate network for authorization and pass this information back to point-of-sale terminals to complete transactions.

We employ proven IBM Mainframe hardware equipment for all of our electronic payment processing including electronic check authorization, electronic check re-presentment, electronic check conversion and credit, debit and EBT card switching. We also employ our proprietary processing software - known as the Retail Electronic Payments System - to process all electronic payment transactions. Our data center is operated by technical and support personnel on a 24 hour / 7 days a week basis. We are presently evaluating plans for construction of a second data center.

Sales and Marketing

We market our financial payment processing services, including traditional check recovery, electronic check recovery, electronic check authorization, electronic check conversion and electronic fund transfer switching services, directly through an internal sales force which, at March 31, 2002, included 6 sales people who sold directly to medium and large retailers. Our strategy has been to provide a suite of vertical check processing services to clients while also providing electronic authorization routing or switching services for other point-of-sale tender types such as credit card, debit card and EBT.

Our strategy is to cross-sell electronic check processing solutions such as electronic check re-presentment and electronic check conversion to existing clients who may be receiving traditional check recovery services from us. We have successfully migrated many of our larger clients from traditional recovery services to electronic recovery services and plan to continue this migration from electronic recovery to electronic check conversion at the point-of-sale.

We presently own four United States patents that describe electronic check processing methods. We plan to develop the profitability of our intellectual property and related technology through the provision of certain licenses regarding electronic check processing. We plan to offer licenses of our technology in exchange for royalty fees that are typically calculated on a transaction basis. Subsequent to the fiscal year-end 2002, we awarded a license to Global eTelecom Inc., a company that provides electronic check conversion services primarily, but not exclusively, to the small retailer segment of the market and to mail-order and telephone order businesses.

We are an active participant and sponsor at many trade association conferences and tradeshows including NACHA's "Payments 2002", NACHA's "Electronic Check 2002", the Food Marketing Institute's "Marketechnics 2002" and the "Retail Systems 2002" show.

We continue to evaluate and examine acquisition opportunities of businesses where we believe our electronic check processing services can be offered to existing clientele in such industries as commercial lockbox, telephone catalogue businesses and Internet businesses.

Competition

The financial payment processing market in which we operate is highly competitive and is characterized by changing technology, evolving industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence. Our competitors include other check authorization, collections, software development and guarantee firms offering some or all of the payment processing services offered by us, including electronic check authorization and collections, electronic check re-presentment and electronic check conversion. There are at least 17 competing verification companies. We believe our largest competitors are First Data's TeleCheck Services, eFunds Corporation, Certegy, Inc. and ECHO's Xpress Chex, Inc. In addition, we anticipate that entities within the related credit card and banking industry, which are both highly competitive, may elect to provide competing electronic checking services in the future. Many of our competitors have greater technical, financial and marketing resources than us and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than us. There can be no assurance that our current products and services will not become obsolete or that we will have the financial, technical and marketing resources and support facilities to compete successfully in the future.

We believe that part of our success will depend on our ability to successfully market existing products, to acquire transaction volume, and to develop and introduce new products and services in addition to or as enhancements of existing products and services. However, there can be no assurance that we will be able to increase our transaction volume, develop and introduce new products and services in addition to or as enhancements of existing products and services or compete successfully in the future.

Regulatory Matters

Various aspects of our business are either subject to or may be affected by current and future governmental and other regulations in many different jurisdictions. The rules, regulations, policies and procedures affecting our business are constantly subject to change.

Certain check collection and electronic check re-presentment services that we provide are governed by the Fair Debt Collection Practices Act and the Fair Credit Reporting Act. Electronic check re-presentment transactions are subject to applicable National Automated Clearing House Association ("NACHA") Operating Rules, and applicable Uniform Commercial Code statutes. Our electronic check conversion transactions currently utilize the facilities of the Automated Clearing House Network and therefore are governed by and subject to NACHA Operating Rules and Regulation E. We use commercially reasonable efforts to oversee compliance with the requirements of these acts and regulations.

Intellectual Property

We rely upon a combination of trademark, copyright, patent and trade secret law to establish and protect our trademarks, software and inventions. Our success will depend, in part, on our ability to protect and enforce intellectual property protection for the technology contained in our patents and the Retail Electronic Payment System. Certain unique aspects of our intellectual property are protected by patents. For example, U.S. Patent No. 5,484,988, owned by us, describes an electronic checkwriting point-of-sale system for consumer transactions that does not require the negotiation of a paper check. Moreover, the 5,484,988 patent addresses the electronic submission of transactions through a centralized database and authorization system for approval electronically, electronic debiting of consumer bank accounts and electronic crediting of designated merchant accounts in real-time or off-line modes using the facilities of the Automated Clearing House Network or any competing network.

Also included in our intellectual property estate is U.S. Patent No. 6,164,528 regarding, among other issues, Internet purchases where payments from checking accounts are authorized over the Internet. This patent, which was granted by the U.S. Patent and Trademark Office on December 26, 2000, is designed to include protection for our electronic check processing methods as applied to Internet purchases.

In addition, on September 4, 2001, we received notification of the issuance of U.S. Patent No. 6,283,366. This patent addresses electronic check conversion regarding corporate checks and electronic fund transfers and relates to existing U.S. Patent No. 5,484,988 and U.S. Patent No. 6,164,528. On March 12, 2002, we received notification of the issuance of U.S. Patent No. 6,354,491. This new patent addresses electronic check processing and relates to existing U.S. Patent Nos. 5,484,988, 6,164,528 and 6,283,366.

Subsequent to the year ended March 31, 2002, we granted a personal, non-exclusive, non-transferable, limited sub-license to Global eTelecom, Inc. under our intellectual property estate regarding the processing of electronic check transactions. Global eTelecom agreed to pay the subsidiary an up-front license fee and a running royalty fee based upon each electronic check transaction processed.

We intend to continue to file additional patent applications to expand our intellectual property estate, seeking coverage of our developments in our business areas. We rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to establish and protect proprietary rights in our Retail Electronic Payment System software and certain other software. There can be no assurance that these protections will be adequate to deter misappropriation of our technologies or independent third-party development of similar technologies. The cost of prosecuting a claim of infringement against others, or defending a patent infringement claim, may be substantial and there can be no assurance that we will have the resources necessary to successfully prosecute or defend a patent infringement claim. Although we do not believe that our technology infringes the patent rights of others, there can be no assurance that infringement claims will not be made in the future or that the validity of any patent issued to us will be sustained if judicially tested.

Risks Associated with the Development of our Business

As we continue to develop our business in the financial payment processing industry, we may encounter unforeseen difficulties, some of which may be beyond our ability to control related to marketing, product development, regulation, or proprietary technology. The success of our business will depend on, among other things, the demand for and cost of marketing our technology, the volume and total value of transactions processed by merchants utilizing our technology, the technological adaptation of electronic check conversion end-users, the renewal of material contracts with existing clients, our ability to anticipate and respond to technological changes, particularly with respect to e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, and the cost of protecting our technological products. The actual results of our operations in the future may vary widely due to technological change, increased competition, additional government regulation or intervention in the industry, general economic conditions, other risks described in our filings with the Securities and Exchange Commission and other factors not yet known or anticipated.

Corporate History

We were originally incorporated under the laws of the Province of British Columbia, Canada, as a "specially limited company" on January 24, 1974. In October 1997, after receipt of shareholder approval, our directors elected to change our governing corporate jurisdiction by continuing out of the Province of British Columbia into the Yukon Territory, which change was effected in November 1997. Under the Yukon Business Corporations Act, we are a corporation, which enjoys limited liability for its shareholders, is governed by its Board of Directors and generally has the powers and capacity attributable to a corporation.

Employees

There exists competition for personnel in the financial payment processing industry. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel. There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future. As of June 21, 2002, we had 99 full-time employees and 4 part-time employees, including 6 employees in sales and marketing and 13 employees in administration and finance. We also employ consultants to perform services for us from time to time.

Business Concentration

During the fiscal year ended March 31, 2002, fees from and associated with our three largest customers amounted to approximately 57% of total sales volume. JC Penney, 7-Eleven and Dillon's were our principal customers. In fiscal year 2002, sales to JC Penney, 7-Eleven and Dillon's amounted to approximately 20%, 22% and 15%, respectively, of our total revenues. We may be economically dependent on sales volume to these customers. During the year ended March 31, 2001 Dillon's notified us that it was moving its check authorization processing in house. Authorization transactions started being transferred over in February 2001 and were completed by the end of our second quarter of fiscal year 2002. This customer also moved its primary check collections in house. We are continuing to provide secondary check collection services to this customer and expanded this service to include volume from a portion of the customer's affiliated companies. See "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

Financial Information by Industry and Geographical Segments

Financial information relating to industry and geographical segments can be found in the Notes to Consolidated Financial Statements included herein.

Florida Manufactured Home Retirement Community Business

Our wholly owned subsidiary, LHTW Properties Inc., owns and operates a retirement styled residential community located in Wildwood, Florida, known as Wildwood Estates. Wildwood Estates consists of approximately 332 acres including approximately 76 acres of platted and developed land, 136 acres of developable area outside of the platted area, and 120 acres of wetlands. As the development of wetlands is subject to stringent federal and state regulations, there can be no assurance that the development of any portion of the property, which is designated as wetlands, will be permitted under such regulations or, if permitted, that any such development will be economically feasible.

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

We hold a Mobile Home Dealer's License, allowing us to carry on sales and marketing activities at Wildwood Estates. We have retained a real estate agent to sell homes and real estate lots. These steps should enhance opportunities for the potential development of new and existing home sites.

While we have continued to evaluate our options for further development of the undeveloped portion of the property, the entire property is currently listed for sale at $2.5 million and we continue to evaluate options regarding the possible disposition of the property.

ITEM 2. Properties

Office Space. As of June 21, 2002, we leased office space containing approximately 34,000 square feet of floor space for our operations. Our principal facilities include:

Location	Approximate	Description
	Square Feet
Dallas, Texas	15,000	Primary Collection operations
Wichita, Kansas	10,000	Secondary Collection operations
Phoenix, Arizona	5,000	Data Center operations
Vancouver, British Columbia	3,400	Administration

Our corporate headquarters are located in Vancouver, British Columbia, Canada.

We consider our current facilities adequate for our current needs and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate, data center processing and primary and secondary check collections operations and for additional sales and service.

Florida Real Estate. Wildwood Estates is a manufactured home subdivision located in Wildwood, Florida and is comprised of five platted subdivisions, along with adjacent land area (common areas and surplus land). The total development consists of approximately 332 acres including approximately 76 acres of platted and developed land, 136 acres of developable area outside of the platted areas, and 120 acres of wetlands.

ITEM 3. Legal Proceedings

On December 14, 2000, we received a complaint filed by Todd H. Moore against us in the 150th District Court, Bexar County, Texas. Mr. Moore is seeking an order directing us to deliver an option to purchase 250,000 shares of our common stock at $1.50 per share, or, alternatively, damages of $10 million, and certain other relief. Mr. Moore alleges that we retained him in 1998 to assist in raising media exposure of us and that as compensation for such services, Mr. Moore was to receive the stock option. Originally, in December 1999, Mr. Moore filed a similar suit against us in the United States District Court, Western District of Washington, alleging substantially the same facts as those set forth above. The original suit was dismissed with prejudice on June 5, 2000. Mr. Moore filed a motion with the court in Washington to have the dismissal in the prior suit changed to a dismissal without prejudice. This motion was granted by the court in February 2001. We believe this suit is without merit and intend to defend this action vigorously.

Other than as described herein, we are not involved in any material legal proceedings. However, we are party from time to time to additional ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on the results of our operations, financial position or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Security Matters

Our common stock is traded on the Nasdaq Stock Market's SmallCap Market, which is the principal market for our common stock, and trades under the symbol "LMLP". Our common stock is neither listed nor traded on any foreign trading market. The following table sets forth the range of high and low prices for our common stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended
March 31

2002	High	Low
	$	$

1Q	5.75	3.50
2Q	5.30	3.75
3Q	5.23	3.12
4Q	12.10	3.37

2001

1Q	32.75	10.00
2Q	20.75	4.13
3Q	8.25	3.38
4Q	7.94	3.51

The prices set forth above are not necessarily indicative of liquidity of the trading market. Trading in our common stock is limited and sporadic.

Our common stock price is volatile.

The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

Actual or anticipated fluctuations in our operating results;

Announcements by us, our competitors or our customers;

Announcements of the introduction of new or enhanced products and services by us or our competitors;

Announcements of joint development efforts or corporate partnerships in the electronic commerce market;

Market conditions in the banking, telecommunications, technology and other emerging growth sectors;

Rumors relating to our competitors or us; and

General market or economic conditions.

In addition, the U.S. stock markets have experienced significant price and volume fluctuations, which have particularly affected the trading price of equity securities of many technology companies.

Holders of Common Stock

As of June 3, 2002, there were approximately 394 record holders of our common stock, with 19,451,061 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not paid any dividends on our common stock in the past and have no current plan to pay dividends in the future. We intend to devote all funds to the operation of our businesses.

Canadian Federal Tax Considerations

General

There are no foreign or currency controls in Canada, and there are no exchange restrictions on borrowing from abroad, on the repatriation of capital, or the ability to remit dividends, profits, interests, royalties, or other payments to non-resident holders of our common stock. However, any such remittance to a resident of the United States is subject to a reduced withholding tax pursuant to various Articles of the Canada-United States Income Tax Convention, 1980 (the "Treaty") between Canada and the United States.

Dividends

Generally, dividends that are paid or credited by Canadian corporations to non-resident shareholders are subject to a nonresident tax of 25%. However, the Treaty provides that dividends paid by a Canadian corporation to a corporation resident of the United States with no permanent establishment in Canada, which owns at least 10% of our voting stock paying the dividend, are subject to the Canadian non-resident withholding tax of 5%. In all other cases, when a dividend is paid by a Canadian corporation to the beneficial owner resident in the United States, the Canadian non-resident withholding tax is 15% of the amount of the dividend.

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

The Treaty permits Canada to apply its domestic law rules for differentiating dividends from interest and other disbursements. Stock dividends are subject to the normal Canadian non-resident withholding tax rules on the amount of the dividend. The amount of a stock dividend is equal to the increase in our paid-up capital by virtue of the dividend.

Interest

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

Capital Gains

Non-residents are subject to Canadian income tax on dispositions of "taxable Canadian property." Taxable Canadian property includes shares of a publicly traded Canadian corporation if, at any time during the preceding five years, the non-resident and persons with whom the non-resident did not deal at arm's length owned at least 25% of the issued and outstanding shares of any class of stock.

The applicable tax rate on capital gains realized by a non-resident is 18.06% for corporations and 21.46% for individuals. Under the Treaty, capital gains realized by a United States resident on the disposition of shares of a Canadian corporation are exempt from Canadian income tax, unless (i) the value of the shares is derived principally from Canadian real property, or (ii) the shares are effectively connected with a permanent Canadian establishment of such non-resident, the capital gains are attributable to such permanent establishment, and the gains are realized not later than twelve months after the termination of such permanent establishment.

Equity Compensation Plan Information

The following table provides information as of March 31, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan and the 1998 Stock Incentive Plan:
	(A)	(B)	(C)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders[1]	1,305,000	$6.40	3,338,000
Equity compensation plans not approved by security holders	80,000	$7.21875	-
Total	1,385,000	-	3,338,000

ITEM 6. Selected Financial Data

The following table presents summary historical financial and other data. The selected historical financial data presented below as of and for each of the years in the five year period ended March 31, 2002, is derived from audited Consolidated Financial Statements. Readers should read the financial data below together with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this document.

Table of Selected Financial Data1

Year Ended March 31

(Amounts in thousands, except per share data)
	2002	2001	2000	1999	1998
Statement of operations data:
Operating revenue	$9,268	$10,071	$3,045	$234	$179
Net loss	(5,238)	(5,214)	(2,347)	(2,315)	(388)
Per share - basic	(.27)	(.34)	(.19)	(.22)	(.06)
Per share - diluted	(.27)	(.34)	(.19)	(.22)	(.06)
Weighted average number of common shares outstanding - basic	19,249	16,769	12,089	10,460	6,541
Weighted average number of common shares outstanding - diluted	19,249	16,769	12,089	10,460	6,541
Balance Sheet Data:
Current assets	$5,760	$9,659	$12,358	$150	$107
Total assets[2]	20,919	27,311	23,738	3,562	4,036
Current liabilities	1,952	2,976	2,522	1,101	1,071
Long-term debt, less current portion	89	274	70	879	896

Table of Selected Financial Data1

Year Ended March 31

(As Adjusted for U.S. GAAP Reconciliation)

(Amounts in thousands, except per share data)
	2002	2001	2000	1999	1998
Statement of operations data:
Operating revenue	$9,268	$10,071	$3,045	$234	$179
Net loss	(5,238)	(5,214)	(2,229)	(2,433)	(388)
Per share - basic	(.27)	(.34)	(.18)	(.23)	(.06)
Per share - diluted	(.27)	(.34)	(.18)	(.23)	(.06)
Weighted average number of common shares outstanding - basic	19,249	16,769	12,089	10,460	6,541
Weighted average number of common shares outstanding - diluted	19,249	16,769	12,089	10,460	6,541
Balance Sheet Data:
Current assets	$5,760	$9,659	$12,358	$150	$107
Total assets[2]	20,919	27,311	23,738	3,444	4,036
Current liabilities	1,952	2,976	2,522	1,101	1,071
Long-term debt, less current portion	89	274	70	879	896

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. See Item 8. "Financial Statements." This information is not necessarily indicative of future operating results.

Forward Looking Information

All statements other than statements of historical fact contained herein are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "project," "potential" or "expect" or similar statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing our services, the volume and total value of transactions processed by merchants utilizing our services, the technological adaptation of electronic check conversion end-users, the renewal of material contracts in our business, our ability to anticipate and respond to technological changes, particularly with respect to financial payments and e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against us, and the cost of protecting our intellectual property. Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of our operations in the future may vary widely due to technological change, increased competition, additional government regulation or intervention in the industry, general economic conditions, other risks described in our filings with the Securities and Exchange Commission and other factors not yet known or anticipated. Accordingly, the actual results of our operations in the future may vary widely from the forward-looking statements included herein. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

Overview

LML Payment Systems Inc. is a financial payment processor that primarily provides consumer financial payment processing solutions to retailers and other clients in the United States. Our financial payment processing solutions include traditional check recovery, electronic check re-presentment, electronic check authorization and electronic check conversion. We also provide electronic fund transfer switching services to certain segments of the retail industry. We focus on providing our services to supermarkets, grocery stores, multi-lane retailers, convenience stores and other national, regional and local retailers.

Revenues from our financial payment processing services comprised 98% of our total revenues in 2002, compared to 2% for the manufactured home retirement property business. For additional information relating to our business segments and operations, please see Note 13 to the Consolidated Financial Statements in Part II, Item 8. of this report.

On April 1, 2001, we amalgamated and merged all of our financial payment operating subsidiaries into one primary operating subsidiary, LML Payment Systems Corp. The merger was designed to achieve certain economies related to costs, to eliminate redundant systems and services, to take advantage of the growing recognition of the LML brand name and to coordinate our approach to the marketing of our payment services.

The corporate acquisitions that were completed by us over the past three years have made our results of operations not directly comparable year over year due to a full 12 months of operation results not being included in prior fiscal years, as well as the increase in amortization for all the corporate acquisitions. The corporate acquisitions of CFDC Holdings Corp. and National Recovery Systems, Ltd. of America d/b/a/ Check Center, which were completed in fiscal year 2000, were not included in our results of operations until December 1999 and January 2000, respectively. The acquisition of Phoenix EPS Inc. and Check Technologies Inc., which were completed in fiscal year 2001, were not included in our results of operations until July 2000.

In a separate business segment, we own and manage a 332-acre manufactured home retirement property known as Wildwood Estates, in Wildwood, Florida. Operations have included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provide the resident community with certain amenities and services commonly associated with similar developments. We presently have the entire property listed for sale at $2.5 million and are exploring other options regarding its disposition.

Results of Operations

Fiscal Year 2002 compared to Fiscal Year 2001

Revenues

Our revenues consist primarily of fees from our primary and secondary check collection, electronic check authorization, electronic check conversion and transaction switching business. Revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Revenue from our electronic check authorization, electronic check conversion and transaction switching business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with our primary and secondary check collection business are contingent on successful recovery; accordingly, revenue is recognized as cash is received. In previous years, software license revenue was recognized upon shipment, provided fees were fixed and determinable and collection was probable, in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Software maintenance revenues are recognized over the term of the maintenance agreement. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue. Revenue regarding Wildwood Estates is recognized when sales of property lots and mobile homes are completed. Maintenance fees from the management of the property and from the maintenance of the common areas are recognized straight line over the service period.

During the year ended March 31, 2001 one of our largest customers, accounting for 21% of our total revenue in fiscal year 2001, notified us of its intention to perform its check authorization services in house. Authorization transactions started being transferred over in February 2001 and were completed by the end of our second quarter of fiscal year 2002. This customer also moved its primary check collections in house. We are continuing to provide secondary check collection services to this customer and expanded this service to include volume from a portion of the customer's affiliated companies. The transfer of these services in house by this customer may have a material adverse effect on our results of operations. We expect to continue to provide secondary check collection services to this customer. For the year ended March 31, 2002, this customer accounted for 15% of our total revenue.

Total revenues for fiscal year 2002 were approximately $9.3 million, a 7.9% decrease over revenues of $10.1 million for fiscal year 2001. This decrease is primarily the result of our plan to move away from licensing our Retail Electronic Payment System software directly to clients and implementing a centralized data center processing which operates our Retail Electronic Payment System and provides clients with transaction based services rather than software licenses. Although this has caused a short-term decrease in revenue, it is expected to increase revenue in the long-term. Licensing revenue and consulting fees decreased approximately $400,000 for fiscal year 2002. In the 3rd quarter of fiscal year 2002, we began to recover paper returned items electronically for clients. Revenues from electronic collection activities increased by approximately $1.7 million for the year while traditional collection revenue decreased by $1.8 million for the year. Transaction processing revenue increased by approximately $200,000 for the year. Revenues related to Wildwood Estates decreased 2% from approximately $191,000 to $187,000 for fiscal year 2002.

Costs of operations

Costs of operations increased from approximately $7.9 million in fiscal year 2001 to approximately $8.1 million in fiscal year 2002, an increase of 2.5%. Financial payment processing costs of operations increased 2.6% from approximately $7.7 million in fiscal year 2001 to $7.9 million for fiscal year 2002. The increase was principally attributable to incremental fixed costs associated with the development of our data center in the 2nd fiscal quarter of 2002. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. For fiscal year 2002, costs of operations as a percentage of sales increased to 87.1% compared to 78.2% for fiscal year 2001. Beginning near the end of the 2nd quarter of fiscal year 2002, we began to initiate electronic check re-presentment on behalf of many of our clients for whom we had been performing traditional collection services. The implementation of the more cost-efficient electronic check re-presentment methods from our data center resulted in a reduction of costs of operations primarily in the 3rd and 4th quarters of fiscal year 2002. Financial payment processing costs of operations were approximately $2.3 million in the 1st quarter, $2.2 million in the 2nd quarter, $1.8 million in the 3rd quarter and $1.5 million in the 4th quarter. We continue to seek ways to reduce costs of operations. Costs of operations related to Wildwood Estates decreased 9.5% from approximately $249,000 in fiscal year 2001 to $226,000 for fiscal year 2002.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses decreased from approximately $4 million in fiscal year 2001 to approximately $3.3 million in fiscal year 2002, a decrease of 17.5%. The decrease in sales, general and administrative expenses are principally attributable to lower costs associated with the reduction of personnel costs, legal and general corporate expenses. For fiscal year 2002, sales, general and administrative expenses as a percentage of sales decreased to 35.5% compared to 39.6% for fiscal year 2001.

Amortization and depreciation

Amortization on intangibles increased to approximately $1 million for fiscal year 2002 from $947,000 for fiscal year 2001. Depreciation expenses relating to our system software and other software increased to approximately $1.3 million for fiscal year 2002 from $1.1 million for fiscal year 2001. These increases are principally associated with amortization of goodwill for a full year from all of our previous corporate acquisitions and amortization of our intellectual property, and depreciation of the system software. Depreciation expenses for capital assets decreased to approximately $846,000 for fiscal year 2002 from $1.1 million for fiscal year 2001.

Other expenses (income)

In fiscal year 2002, we had other income of approximately $72,000 compared to other expenses of $769,000 in fiscal year 2001. Other income was attributed to the reconciliation of outstanding trade payables, which was a non-cash item of approximately $61,000, an employee tax refund of $41,000 offset by merger costs of $30,000. Other expenses in fiscal year 2001 was primarily attributed to approximately $444,000 in costs associated with the Wildwood Estates legal settlement, as well as $174,000 in costs associated with the merger of our subsidiaries which took place on April 1, 2001, and expenses for potential acquisitions that we have determined will not be completed.

EBITDA1

Earnings before interest, taxes, depreciation and amortization, or "EBITDA," decreased to a loss of approximately $2.1 million in fiscal year 2002 from a loss of $2.6 million for fiscal year 2001. The decrease is primarily the result of the initial implementation of electronic check recovery methods for clients which allowed us to commence migration from labor-intensive traditional check recovery methods to more cost efficient automated electronic check recovery methods. While maintaining a similar level of business, we were able to initiate a reduction in staffing levels and related costs in late September, 2001. We experienced EBITDA losses of approximately $971,000 in the 1st quarter, $1.2 million in the 2nd quarter, $161,000 in the 3rd quarter and we had a positive EBITDA of $263,000 in the 4th quarter of fiscal year 2002.

Interest

Interest expense decreased to approximately $20,000 in fiscal year 2002 from $114,000 in fiscal year 2001. This decrease was due to the decrease in long-term debt. Interest income for fiscal year 2002 decreased to approximately $152,000 from $685,000 for fiscal year 2001. The decrease in interest income was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of approximately 6.3% in fiscal year 2001 to 1.58% in fiscal year 2002.

Income Taxes

We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. At this time, we consider it more likely than not that the future tax assets will not be realized through future taxable income. Accordingly, the future tax asset is reserved in full as of March 31, 2002.

Net Loss

Net loss was approximately $5.2 million for fiscal year 2002 and $5.2 million for fiscal year 2001. Loss per both basic and diluted shares was approximately ($0.27) in fiscal year 2002, as compared to ($0.34) for fiscal year 2001.

Fiscal Year 2001 compared to Fiscal Year 2000

Revenues

Total revenues for fiscal year 2001 were approximately $10.1 million, a 236.7% increase over revenues of $3 million for the fiscal year 2000. Revenues derived from the financial payment processing services increased 241.4% from approximately $2.9 million in fiscal year 2000 to $9.9 million for fiscal year 2001. This increase was principally attributable to the acquisition of Phoenix EPS, Inc. and Check Technologies, Inc. which were completed in July 2000, and the inclusion of a full year of operations for CFDC Holdings Corp. and National Recovery Systems, Ltd. of America d/b/a Check Center, which were acquired in November 1999 and January 2000, respectively . Revenue related to Wildwood Estates increased 13.6% from approximately $168,000 in fiscal year 2000 to $191,000 for fiscal year 2001.

Costs of operations

Costs of operations increased from approximately $2.7 million in fiscal year 2000 to $7.9 million in fiscal year 2001, an increase of 192.6%. Financial payment processing costs of operations increased 196.2% from approximately $2.6 million in fiscal year 2000 to $7.7 million for fiscal year 2001. The increase was principally attributable to inclusion of a full year of operations for CFDC Holdings Corp. and National Recovery Systems, Ltd. of America d/b/a Check Center, acquired in fiscal year 2000, an inclusion of costs for the acquisitions of Phoenix EPS Inc. and Check Technologies, Inc. which were completed in fiscal year 2001. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. For fiscal year 2001, costs of operations as a percentage of sales decreased to 78.2% compared to 90% for fiscal year 2000. This decrease was due to the operating activities from the corporate acquisitions. Costs of operations related to Wildwood Estates increased 36.8% from approximately $182,000 in fiscal year 2000 to $249,000 for fiscal year 2001.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses increased from approximately $1.5 million in fiscal year 2000 to $4 million in fiscal year 2001, an increase of 166.7%. The increase in sales, general and administrative expenses are principally attributable to inclusion of a full year of expenses for CFDC Holdings Corp. and National Recovery Systems, Ltd. of America d/b/a Check Center, acquired in fiscal year 2000, inclusion of a full year of expenses and inclusion of expenses for the acquisitions of Phoenix EPS, Inc. and Check Technologies Inc., which were completed in fiscal year 2001. The increase is also due to professional fees associated with various legal matters and expenses associated with the relocation of the Jacksonville, Florida office to Dallas, Texas. For fiscal year 2001, expenses as a percentage of sales decreased to 39.6% compared to 48.6% for fiscal year 2000. This decrease was due to the operating activities from the corporate acquisitions.

Amortization and depreciation

Amortization on intangibles increased to approximately $947,000 for fiscal year 2001 from $388,000 for fiscal year 2000. Depreciation expenses relating to the system software and other software increased to approximately $1.1 million for fiscal year 2001 from $263,000 for fiscal year 2000. Depreciation expenses for capital assets increased to approximately $1.1 million for fiscal year 2001 from $234,000 for fiscal year 2000. These increases are principally associated with amortization of goodwill from the corporate acquisitions and amortization of the patents, depreciation of the system software and the software acquired in the acquisition of Phoenix, EPS Inc. and depreciation of capital assets acquired in the corporate acquisitions.

Other expenses (income)

Other expenses increased to approximately $769,000 in fiscal year 2001 from $60,000 for fiscal year 2000. The increase was primarily attributed to approximately $444,000 in costs associated with the Wildwood Estates legal settlement, as well as $174,000 in costs associated with the merger of our subsidiaries which took place on April 1, 2001, and expenses for potential acquisitions that we have determined will not be completed.

EBITDA

Earnings before interest, taxes, depreciation and amortization, or "EBITDA," increased to a loss of approximately $2.6 million in fiscal year 2001 from a loss of $1.2 million for fiscal year 2000. The increased costs is primarily the result of the acquisitions, as well as costs associated with the Wildwood Estates legal settlement, and the costs associated with the merger of our subsidiaries, which took place on April 1, 2001.

Interest

Interest expense decreased to approximately $114,000 in fiscal year 2001 from $273,000 in fiscal year 2000. This decrease was due to the decrease in long-term debt. Interest income for fiscal year 2001 increased to approximately $685,000 from $61,000 for fiscal year 2000. The increase in interest income is due to the increase in interest earned for funds placed in term deposits or short-term commercial paper.

Income Taxes

We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. We consider it more likely than not that the future tax assets will not be realized through future taxable income. Accordingly, the future tax asset is reserved in full as of March 31, 2001.

Net Loss

Net loss increased to approximately $5.2 million for fiscal year 2001 from $2.3 million for fiscal year 2000. The increase in our net loss is due primarily to amortization of intangibles, depreciation of capital assets and increased costs associated with the acquisitions. Loss per both basic and diluted shares was approximately ($0.34) in fiscal year 2001, as compared to ($0.19) for fiscal year 2000.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $3.8 million in working capital as of March 31, 2002 compared to $6.7 million in working capital as of March 31, 2001. The decrease in working capital was primarily related to normal operating activities and the development of our data center, a decrease in accounts payable and accrued liabilities of approximately $920,000 and a decrease in accounts receivable to $334,000 as of March 31, 2002 from $549,000 at March 31, 2001. Cash flows used in operations were approximately $2.9 million for fiscal year 2002 and $1.3 million for fiscal year 2001. Cash used in investing activities was approximately $614,000 for fiscal year 2002 as compared to $4.3 million for fiscal year 2001. Expenditures during fiscal year 2002 consisted mainly of capital asset expenditures. Cash provided by financing activities was approximately $303,000 for fiscal year 2002 as compared to $2.4 million for fiscal year 2001. The decrease in cash provided by financing activities is primarily due to the exercise of options of our common stock that were completed in fiscal year 2001.

We believe that existing cash and cash equivalent balances, and potential cash flows from operations should satisfy our working capital and capital expenditure requirements in the foreseeable future. However, any material acquisitions of complementary businesses, products or technologies, other arrangements, unexpected losses, or a further economic slowdown in the retail industry could require us to obtain additional equity or debt financing. There can be no assurance that such financing would be available on acceptable terms, if at all.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued the accounting rules governing business combinations, goodwill and intangible assets. These rules are Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The Canadian Institute of Chartered Accountants issued Handbook Section 1581, Business Combinations and Handbook Section 3062, Goodwill and Other Intangible Assets, which are similar to Statements 141 and 142. With the adoption of Statement 142 and Section 3062, goodwill will be no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact-based analysis. We plan to adopt the provisions of this standard in fiscal year 2003, beginning April 1, 2002. Upon its adoption, we plan to conform its accounting policy to the requirement in this standard.

We believe this standard will have a material non-cash impact on our financial statements, as it will not allow for amortization of goodwill, which currently approximates $830,000 annually. At this time we have not determined how goodwill will be allocated to specific reporting units as of April 1, 2002, as we are in the process of evaluating our reporting units. Accordingly, we have not made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard.

Quarterly Financial Data (Unaudited)

The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2002 and March 31, 2001 (in thousands, except share data):

	Year Ended March 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenues	2,435	2,267	2,180	2,386
Net loss	(1,702)	(2,000)	(969)	(568)
Basic net loss per common share	(.09)	(.10)	(.05)	(.03)
Diluted net loss per common share	(.09)	(.10)	(.05)	(.03)

	Year Ended March 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenues	2,145	2,463	2,637	2,826
Net loss	(561)	(996)	(1,179)	(2,478)
Basic net loss per common share	(.04)	(.06)	(.10)	(.15)
Diluted net loss per common share	(.04)	(.06)	(.10)	(.15)

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2002, our marketable securities were recorded at a fair value of approximately $3.1 million, with an overall weighted average return of 1.6% and an overall weighted average life of less than three months. Our marketable securities have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (9% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2002. The fair value of our debt approximates its carrying value. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

We have immaterial exposure to foreign currency transaction gains or losses. To date, we have not entered into any derivative financial instrument to manage foreign currency risk and are currently not evaluating the future use of any such financial instruments.

ITEM 8. Financial Statements and Supplementary Data

Information called for by this item is set forth in our Consolidated Financial Statements contained in this report. Our Consolidated Financial Statements begin at page F-1 hereunder.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Information concerning our change in accountants was disclosed in our current report on Form 8-K dated March 28, 2002 and filed on April 2, 2002.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information on our directors and executive officers is contained in our Proxy Statement for our 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Security Matters

Information on the securities ownership of certain beneficial owners and our management is contained in our Proxy Statement for our 2002 Annual Meeting of Shareholders, and is incorporated herein by reference. Information required by Item 201(d) of Regulation S-K is set forth under Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters".

ITEM 13. Certain Relationships and Related Transactions

Information on certain relationships and related transactions is contained in our Proxy Statement for our 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8K

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

Page

Report of Ernst & Young LLP, Independent Chartered Accountants F-1

Report of Arthur Andersen LLP, Independent Public Accountants F-2

Report of Dale, Matheson, Carr-Hilton Independent Chartered Accountants F-3

Consolidated Balance Sheets at March 31, 2002 and 2001 F-4

Consolidated Statements of Operations for each of the three years ended March 31, 2002, 2001 and 2000. F-5

Consolidated Statements of Shareholders' Equity for each of the three years ended March 31, 2002, 2001 and 2000. F-6

Consolidated Statements of Cash Flows for each of the three years ended March 31, 2002, 2001 and 2000 F-7

Notes to Consolidated Financial Statements F-8

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K for the fourth quarter ending March 31, 2002:

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

3.3 Amendment to Bylaws of LML (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001, of LML (File No. 0-13959)).

10.1 Amending Agreement, dated June 26, 2001, amending the Share Purchase Agreement, dated July 9, 2000, between and among LML, Phoenix EPS, Inc. (as predecessor to LML Payment System Corp.), Robert E. Peyton, Joseph M. Bandiera and Peter D. Stenhjem (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2001 of LML (File No. 0-13959)). 10.2 Agreement and Plan of Merger, dated March 28, 2001, by and among ChequeMARK Inc., Phoenix EPS, Inc., CFDC Holdings Corp., CF Data Corp., National Recovery Systems, Ltd. of America and National Process Servers, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2001 of LML (File No. 0-13959)). 21 Subsidiaries of LML (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the period ended March 31, 2001 of LML (File No. 0-13959)).

23.1* Consent of Ernst & Young LLP

23.2* Notice Regarding Consent of Arthur Andersen LLP

23.3* Consent of Dale, Matheson, Carr-Hilton

_______

* filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Patrick H. Gaines

Patrick H. Gaines, Chief Executive Officer, and President

Date: June 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

Signature	Title
/s/ Patrick H. Gaines Patrick H. Gaines	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
/s/ Richard R. Schulz Richard R. Schulz	Controller (Principal Financial and Accounting Officer)
/s/ Gregory A. MacRae Gregory A. MacRae	Director
/s/ L. William Seidman L. William Seidman	Director
/s/ Jacqueline Pace Jacqueline Pace	Director
/s/ Robin B. Martin Robin B. Martin	Director

EXHIBIT 23.1

CONSENT OF INDEPENDENT CHARTERED ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-11404 and No. 333-49402) pertaining to the 1998 Stock Incentive Plan and the 1996 Stock Option Plan of LML Payment Systems Inc. of our report dated June 18, 2002, with respect to the consolidated financial statements included in its Annual Report (Form 10-K) for the year ended March 31, 2002, filed with the Securities and Exchange Commission.

/s/ ERNST & YOUNG LLP

Chartered Accountants

Vancouver, Canada

June 28, 2002

EXHIBIT 23.2

NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP

Section 11(a) of the Securities Act provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement.

On March 28, 2002, we received and accepted Arthur Andersen LLP's resignation as our independent auditors. Prior to the date of this Form 10-K, the Arthur Andersen LLP partner responsible for the audit of our financial statements as of March 31, 2001 and for the year then ended resigned from Arthur Andersen LLP. As a result, after reasonable efforts, we have been unable to obtain Arthur Andersen LLP's written consent to the incorporation by reference into our registration statements on Form S-8 No. 333-11404 and No. 333-49402 of Arthur Andersen LLP's audit report with respect to our financial statements as of March 31, 2001 and for the year then ended. Under these circumstances, Rule 437a under the Securities Act permits us to file this Form 10-K, which is incorporated by reference into our registration statement on Form S-8 No. 333-11404 and No. 333-49402 and deemed to be a new registration statement, without a written consent from Arthur Andersen LLP. However, as a result, Arthur Andersen LLP will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act.

EXHIBIT 23.3

CONSENT OF INDEPENDENT CHARTERED ACCOUNTANTS

As independent chartered accountants, we hereby consent to the incorporation of our report dated June 28, 2000, relating to the consolidated balance sheet of LML Payment Systems Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended, included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8, File Nos.333-11404 and 333-49402.

/s/ DALE, MATHESON, CARR-HILTON

CHARTERED ACCOUNTANTS

Vancouver, B.C.

June 14, 2002

AUDITORS' REPORT

To the Shareholders of

LML Payment Systems Inc.

We have audited the consolidated balance sheet of LML Payment Systems Inc. as at March 31, 2002, and the consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems Inc. as at March 31, 2002, and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

Vancouver, B.C. /s/ ERNST & YOUNG

June 14, 2002

AUDITORS' REPORT

To the Shareholders of

LML Payment Systems Inc.

We have audited the consolidated balance sheet of LML Payment Systems Inc. as at March 31, 2002, and the consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems Inc. as at March 31, 2002, and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

Vancouver, B.C. /s/ ERNST & YOUNG

June 14, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of

LML Payment Systems Inc.:

We have audited the accompanying consolidated balance sheet of LML Payment Systems Inc. (a Yukon Territory corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in Canada.

Accounting practices used by the Corporation in preparing the accompanying financial statements conform with certain accounting principles generally accepted in Canada but do not conform with accounting principles generally accepted in the United States. A description of these differences and a complete reconciliation of consolidated net income and shareholders' equity to accounting principles generally accepted in the United States are set forth in Note 17.

/s/ ARTHUR ANDERSEN LLP

Dallas, Texas,

June 27, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Corporation's filing on Form 10-K for the year ended March 31, 2001. This audit report has not been reissued by Arthur Andersen in connection with this filing on Form 10-K. See exhibit 23.2 of the Corporation's Annual Report on Form 10K for further discussion.

AUDITORS' REPORT

To the Shareholders of

LML Payment Systems Inc.

We have audited the consolidated balance sheets of LML Payment Systems Inc. as at March 31, 2000 and the consolidated statements of operations and deficit and cash flow for the years ended March 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at March 31, 2000 and the results of its operations and cash flows for the years ended March 31, in accordance with generally accepted accounting principles in Canada.

Vancouver, B.C. /s/ DALE, MATHESON, CARR-HILTON

June 28, 2000 CHARTERED ACCOUNTANTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

March 31
	2002 $	2001 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents	4,582,304	8,357,354
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $55,881 and $155,737, respectively	333,947	549,133
Prepaid expenses	593,614	502,121
Total current assets	5,759,865	9,658,608
REAL PROPERTY (Note 3)	1,582,432	1,617,491
CAPITAL ASSETS (Note 4)	5,129,598	6,596,535
PATENTS (Note 5)	1,588,245	1,710,581
GOODWILL (Note 6)	6,433,586	7,259,665
OTHER ASSETS	425,012	467,631
Total assets	20,918,738	27,310,511

LIABILITIES
CURRENT LIABILITIES
Accounts payable	1,094,855	1,876,186
Accrued liabilities	586,972	823,066
Current portion of long-term debt (Note 7)	270,407	276,535
Total current liabilities	1,952,234	2,975,787
LONG TERM DEBT (Note 7)	88,717	273,970
Total liabilities	2,040,951	3,249,757
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 8) Class A, preferred stock, $1.00 CDN par value, 150,000,000, shares authorized, issuable in series, none issued or outstanding Class B, preferred stock, $1.00 CDN par value, 150,000,000, shares authorized, issuable in series, none issued or outstanding Common shares, no par value, 100,000,000, shares authorized, 19,447,561 and 18,697,929 issued and outstanding, respectively	29,783,736	29,728,236
DEFICIT	(10,905,949)	(5,667,482)
Total shareholders' equity	18,877,787	24,060,754
Total liabilities and shareholders' equity	20,918,738	27,310,511

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. Dollars, except share data)

Years ended March 31,
	2002 $	2001 $	2000 $
REVENUE	9,268,154	10,071,358	3,045,445
COSTS AND EXPENSES
Cost of operations	8,132,566	7,950,620	2,737,069
Sales, general and administrative expenses	3,314,747	3,993,653	1,480,860
Amortization and depreciation	3,246,795	3,085,146	883,974
Other expenses (income)	(72,357)	768,770	59,871

LOSS FROM OPERATIONS	(5,353,597)	(5,726,831)	(2,116,329)

Interest income, net	131,978	571,020	(213,201)

LOSS BEFORE INCOME TAXES	(5,221,619)	(5,155,811)	(2,329,530)

Income taxes	16,848	57,884	17,969
NET LOSS	(5,238,467)	(5,213,695)	(2,347,499)

DIVIDENDS, PREFERRED	-	(453,787)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(5,238,467)	(5,667,482)	(2,347,499)

LOSS PER SHARE
Basic and diluted	(0.27)	(0.34)	(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,248,970	16,769,410	12,088,607

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In U.S. Dollars)

	Common	Preferred	Amount $	Deficit $	Total $
Balance as at March 31, 1999	11,026,504	883,283	22,136,685	(20,554,245)	1,582,440
Exercise of stock options	880,000		2,527,250		2,527,250
Exercise of warrants	616,666		754,588		754,588
Issuance of common stock - acquisition	233,317		1,709,246		1,709,246
Issuance of common stock and warrants - private placement, net of issuance costs	2,200,000		16,919,781		16,919,781
Net loss				(2,347,499)	(2,347,499)
Balance as at March 31, 2000	14,956,487	883,283	44,047,550	(22,901,744)	21,145,806
Exercise of stock options	283,500		4,141,750		4,141,750
Issuance of common stock - acquisition	251,574		4,907,500		4,907,500
Return of common stock - associated with settlement (Note 14(a))	(466,820)		(466,820)		(466,820)
Shares issued for conversion of subsidiary preferred stock to common (Note 8(b))	3,533,132	(883,283)	-		-
Issuance of common stock -previous acquisition, price protection	140,056		-		-
Deficit adjustment (Note 8(a))			(22,901,744)	22,901,744	-
Preferred dividends paid				(453,787)	(453,787)
Net loss				(5,213,695)	(5,213,695)

Balance as at March 31, 2001	18,697,929	-	29,728,236	(5,667,482)	24,060,754

Exercise of stock options	43,500		55,500		55,500
Issuance of common stock - previous acquisition, price protection (Note 6(c))	706,132		-		-
Net loss				(5,238,467)	(5,238,467)
Balance as at March 31, 2002	19,447,561	-	29,783,736	(10,905,949)	18,877,787

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

Years ended March 31,
	2002 $	2001 $	2000 $
OPERATING ACTIVITIES:
Net loss	(5,238,467)	(5,213,695)	(2,347,499)
Adjustments to reconcile net loss to net cash used in operating activities
Provisions for losses on accounts receivable	55,477	82,635	72,546
Amortization and depreciation	3,246,795	3,085,146	883,974
Write-down of assets	(104,557)	-	-
Other	12,337	22,837	44,751
Changes in operating assets and liabilities (excluding effect of acquisitions)
Restricted cash	-	(250,000)	-
Accounts receivable	159,709	(231,935)	(130,362)
Prepaid expenses	(84,589)	78,779	(259,259)
Accounts payable and accrued liabilities	(919,771)	1,209,007	(531,618)
Other assets	15,307	(71,500)	(237,879)
Net cash used in operating activities	(2,857,759)	(1,288,726)	(2,505,346)

INVESTING ACTIVITIES
Purchase of Phoenix, net of cash acquired	-	(126,205)	-
Purchase of Check Technologies, net of cash acquired	(51,750)	(518,505)	-
Purchase of CFDC Holdings Corp., net of cash acquired	-	-	(2,671,996)
Purchase of Check Center, net of cash acquired	-	-	(3,180,718)
Additional ChequeMARK & Patent consideration	-	(2,664,464)	-
Real property improvements	-	(272,846)	(3,480)
Capital asset expenditures	(543,315)	(657,783)	(209,813)
Patents	(18,818)	(27,384)	(36,101)
Net cash used in investing activities	(613,883)	(4,267,187)	(6,102,108)

FINANCING ACTIVITIES
Payments on long term debt	-	(1,121,280)	(138,604)
Proceeds from long term borrowing	-	-	260,000
Payments on capital leases	(358,908)	(182,266)	(228,639)
Payment of dividend	-	(453,787)	-
Proceeds from exercise of stock options	55,500	4,141,750	2,527,250
Proceeds from exercise of warrants	-	-	754,588
Proceeds from private placement of common shares	-	-	17,000,000
Share capital financing costs	-	-	(80,219)
Net cash provided by (used in) financing activities	(303,408)	2,384,417	20,094,376
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,775,050)	(3,171,496)	11,486,922
Cash and cash equivalents, beginning of year	8,357,354	11,528,850	41,928
Cash and cash equivalents, end of year	4,582,304	8,357,354	11,528,850
Supplemental disclosure of cash flow information: Interest paid Taxes paid	20,469 15,622	153,871 18,121	289,432 -

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

1. NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2(a), is a financial payment processor providing check processing solutions including electronic check authorization, electronic check conversion (ECC) and primary and secondary check collection including electronic check re-presentment (RCK) to national, regional and local retailers. The Corporation also provides selective routing of debit, credit and electronic benefit transaction (EBT) transactions to third party processors and banks for authorization and settlement.

The Corporation's intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,354,491, No. 6,283,366, No. 6,164,528 and No. 5,484,988, which describes electronic check processing methods.

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

2. SIGNIFICANT ACCOUNTING POLICIES

A) Basis of Presentation

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. Except as disclosed in Note 17, these principles do not differ materially from United States generally accepted accounting principles.

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant intercompany balances and transactions have been eliminated in consolidation.

CANADA

Legacy Promotions Inc.

UNITED STATES

LHTW Properties Inc.

LML Corp.

LML Patent Corp.

LML Payment Systems Corp. *

    On April 1, 2001, the Corporation consolidated seven subsidiaries; CFDC Holdings Corp., CF Data Corp., Check Technologies Inc., National Recovery Systems, Ltd. of America, National Process Servers Inc., and Phoenix, EPS Inc. into a single operating subsidiary, LML Payment Systems Corp. (formerly known as ChequeMARK, Inc.).

Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation.

B) Use of Estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to, among others, the allowance for doubtful accounts, determination of impairment of assets, useful lives for depreciation and amortization and income taxes. Financial results could differ from those estimates.

C) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with a maturity of three months or less.

F-8

D) Restricted Cash

Under the terms of the processing agreement with one of the Corporation's processing banks, the Corporation has pledged a deposit of $250,000 (2001-$250,000) against charge back losses. In addition, restricted cash of $222,936 (2001-$208,561) relating to the IBM financing is long term in nature and is included in "Other Assets."

E) Concentrations of Credit Risk

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Corporation places its cash with financial institutions. However, at times during the year ended March 31, 2002 certain balances exceeded the Canadian Deposit Insurance Corporation limits of $60,000 CDN and the United States Federal Deposit Insurance Corporation limits of $100,000.

During the year ended March 31, 2002, sales to the Corporation's three (3) largest customers amounted to approximately 22%, 20% and 15% of total sales volume (2001-17%, 18% and 21%). The amount of actual sales to these customers amounted to approximately $2,029,723, $1,846,262 and $1,363,614 (2001-$1,656,240, $1,759,553 and $2,064,334), respectively. The Corporation may be economically dependent on sales volume to these customers. These revenues are attributable to the Financial Payment Processing Operating segment. During the year ended March 31, 2001, one of the Corporation's largest customers that amounted to 21% of total sales revenue in year ended 2001, notified the Corporation that it was moving its check verification processing in house. Verification transactions started being transferred in February 2001 and were completed by the end of the Corporation's second quarter of fiscal 2002. This customer moved its primary check collections in house however, the Corporation is continuing to provide secondary check collection services to this customer and expanded this service to include volume from a portion of the customer's affiliated companies.

F) Real Property

Real property is valued at the lower of cost, net of accumulated depreciation. Real property consists of land held for resale, common area land and a building. The common area building is amortized using the straight-line method over 25 years.

G) Capital Assets

Capital assets are recorded at cost less accumulated depreciation. A straight-line method is used to depreciate the life of assets as follows:

Computer equipment 3 - 5 years

Computer software 3 - 5 years

Furniture and fixtures 3 years

Leasehold improvements Lesser of the life of the lease or the useful life of the leasehold improvement

Office equipment 5 years

Vehicles 4 years

Website & trademarks 5 years

System and software 5 years

IBM software 1 year

H) Goodwill and Patents

Goodwill is amortized using the straight-line method over 10 years. Patent costs are amortized using the straight-line method over the life of the patents, which approximates 15 years.

Amortization expense totaled $1,046,296 in 2002, $946,692 in 2001 and $387,509 in 2000.

I) Long-lived Assets

Capital assets, real property, goodwill, patents and other intangibles are reviewed for impairment when events indicate their carrying amount may not be recoverable from undiscounted cash flows estimated to be earned from future operations. An impairment charge, if any, is recorded in the statement of operations based on the difference in the asset's book value and the estimated recoverable amount. There were no impairment charges taken in fiscal 2002, 2001 and 2000.

F-9

J) Revenue Recognition

Revenues consist primarily of transaction charges from the Corporation's primary and secondary check collection business including electronic check re-presentment, electronic check authorization and electronic check conversion business, software license sales and maintenance fees. Revenues are recognized in accordance with CICA handbook section 3400 and with the corresponding US guidance, SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition."

Revenue from the Corporation's electronic check authorization and electronic check conversion business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with the Corporation's primary and secondary check collection business, including electronic check re-presentment, are contingent on successful recovery; accordingly, revenue is recognized as cash is received. Software license revenue is recognized upon shipment, provided fees are fixed and determinable and collection is probable, in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

Software maintenance revenues are recognized over the term of the maintenance agreement, any pre-paid maintenance fees are recorded as unearned revenue.

Maintenance fees from the management of the property and from the maintenance of the common areas are recognized straight line over the service period.

Cash received in advance of meeting revenue recognition criteria is deferred.

K) Income Taxes

Effective April 1, 2000, the Corporation adopted the new recommendations of The Canadian Institute of Chartered Accountants (CICA) with respect to accounting for income taxes. There was no impact on the Corporations historical financial statements as a result of the adoption of this new standard.

Under the new recommendations, the liability method of tax allocation is used in accounting for income taxes. Under this method, future tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and measured using the substantially enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns, and measured at the tax rate in effect in the year the difference originated.

L) Loss Per Common Share

Basic loss per common share is calculated based on net loss, less preferred stock dividends divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes the dilutive effect of stock options and warrants granted using the treasury stock method.

As a result of the net losses incurred for 2002, 2001 and 2000, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 781,000 for 2002, 1,243,500 for 2001, and 4,550,132 for 2000, issuable under stock options, warrants and convertible share securities.

M) Stock Based Compensation Plans

The Corporation has two stock-based compensation plans, which are described in Note 9. No compensation expense is recognized for this plan when stock or stock options are issued to employees or directors. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

N) Foreign Exchange

The functional currency of the Corporation is the US dollar. The Corporation follows the temporal method of accounting for the translation of foreign currency amounts into US dollars. Under this method monetary assets and liabilities are translated into US dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date. Revenue and expense are translated at average exchange rates prevailing during the year. Exchange gains or losses, which have been immaterial for fiscal 2002, 2001 and 2000, are reflected in the results of operations.

O) Financial Instruments

The Corporation's financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities, notes payable and long-term debt, the fair values of which approximates their carrying values. From time to time the Corporation purchases short-term investments including commercial paper. The principal objective of the Corporation's investment activities is to provide maximum levels of interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation.

3. REAL PROPERTY
	2002 $	2001 $
Land held for resale	584,672	584,672
Common area land	803,554	803,554
Common area building	220,688	220,688
Machinery and equipment	-	36,309
Wastewater treatment plant	31,101	31,101
Total cost	1,640,015	1,676,324
Less: accumulated depreciation	57,583	58,833
Net book value	1,582,432	1,617,491

Depreciation expense of real property totaled $9,344 in 2002 and $33,820 in 2001 and $25,013 in 2000.

4. CAPITAL ASSETS
	2002 $	2001 $
Computer equipment	1,229,288	1,053,045
Computer software	879,448	708,285
Furniture and fixtures	286,851	241,681
Leasehold improvements	191,550	131,923
Office equipment	588,396	538,882
Vehicles	104,437	102,971
Website & trademarks	23,816	20,886
System & software (Note 7)	6,753,122	6,713,706
Total cost	10,056,908	9,511,379
Less: accumulated amortization and depreciation	4,927,310	2,914,844
Net book value	5,129,598	6,596,535

Depreciation expense on capital assets totaled $2,191,155 in 2002, $2,104,634 in 2001 and $471,452 in 2000. Capital assets include $724,737 and $683,822 of assets, that are financed under various capital leases for the years ended March 31, 2002 and 2001, respectively. Accumulated amortization on these assets totals $398,933 and $220,927 for the years ended March 31, 2002 and 2001, respectively. Amortization of capital lease assets is included in depreciation expense.

5. PATENTS
	2002 $	2001 $
Cost	1,922,563	1,903,745
Less: accumulated amortization	334,318	193,164
Net book value	1,588,245	1,710,581

6. GOODWILL

Goodwill has been recorded as follows: $			$2002 $	2001 $
	Cost	Accumulated Amortization	Net	Net
CFDC Holdings Corp. (c)*	4,334,368	1,011,352	3,323,016	3,756,453
National Recovery Systems, Ltd. of America (d)*	2,891,793	650,653	2,241,140	2,530,319
Phoenix EPS, Inc. (a) *	539,805	94,466	445,339	499,320
Check Technologies Inc. (b) *	513,596	89,505	424,091	473,573
* See Note 2 a	8,279,562	1,845,976	6,433,586	7,259,665

(a) On July 9, 2000, the Corporation purchased all of the issued and outstanding shares of Phoenix EPS, Inc. ("Phoenix") in exchange for 220,857 shares of the Corporation's common stock with a fair market value of $4.5 million. Phoenix, located in Scottsdale, Arizona, engineered and marketed electronic payment system software solutions to the retail industry. Phoenix also provided selective routing, including real-time monitoring of check, debit, credit and EBT transactions for authorization and settlement through its flagship transaction processing product Retail Electronic Payments System ("REPS"). In connection with the acquisition, the Corporation incurred transaction costs consisting primarily of professional fees of $126,205 and a finder's fee of 7,730 shares of the Corporation's common stock with a fair market value of $157,500, resulting in a total purchase price of $4,783,705. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Phoenix have been included with the Corporation's results of operations since July 9, 2000.

The total purchase price paid for the Phoenix acquisition was allocated based on a third party valuation of the estimated fair values of the assets acquired as follows:

$
Software	4,243,900
Goodwill	539,805
4,783,705

(b) On July 22, 2000, the Corporation purchased all of the issued and outstanding shares of Check Technologies Inc. in exchange for 22,987 shares of the Corporation's common stock with a fair market value of $250,000 and $250,000 cash. The Corporation also agreed to pay to certain former Check Technologies Inc. shareholders and a former employee a total of $150,010 pursuant to separate non compete agreements having a maximum term of three (3) years. The employee and one of the former shareholders of Check Technologies Inc. was paid additional consideration of $25,000 each in the first year upon satisfaction of certain conditions and an additional consideration of $25,000 each in the second year. The Corporation is obligated to pay the final additional consideration of $25,000 each to the former employee and one of the former shareholders of Check Technologies Inc. in the third year. The non compete agreement payments are recorded in other assets, and the carrying value net of accumulated amortization at March 31, 2002 was $133,408 (2001-$160,722). In connection with the acquisition, the Corporation incurred transaction costs consisting primarily of professional fees of $43,088 and a finder's fee of $27,770, resulting in a total purchase price of $820,868. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Check Technologies Inc. have been included with the Corporation's results of operations since July 22, 2000.

The total purchase price paid for the Check Technologies acquisition was allocated based on the estimated fair values of the assets acquired as follows:
$
Net assets acquired	57,262
Identifiable intangible assets	250,010
Goodwill	513,596
820,868

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
$
Net assets acquired	1,465,018
Goodwill	4,334,368
5,799,386

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

$
Net assets acquired	672,385
Goodwill	2,891,793
3,564,178

(e) The consolidated results for the year ended March 31, 2000 would not have been materially different had the acquisitions of Phoenix, Check Technologies Inc., CF Data, and Check Center been acquired as of April 1, 1999.

(f) The purchase price for each of CFDC, Phoenix and Check Technologies Inc. was paid either entirely or partially with shares of the Corporation's common stock. As part of each transaction, the Corporation agreed to certain price protection covenants for the benefit of the former stockholders of the acquired companies. In the event the value of the shares of the Corporation's common stock exchanged for the shares of the acquired company's stock decreases below the deemed issue price per share of the Corporation's common stock, and the former shareholders of the acquired company sell such shares of the Corporation's common stock at a lower price after the expiration of any applicable hold period and within a specified period of time thereafter, such shareholders would have a right to receive additional shares of the Corporation's common stock. On January 26, 2001, the Corporation issued 140,056 shares of common stock to the former shareholders of CFDC under the price protection covenants. On June 27, 2001, the Corporation issued 679,134 shares of common stock to the former shareholders of Phoenix under the price protection covenants. On December 13, 2001, the Corporation issued 26,998 shares of common stock to the former shareholders of Check Technologies under the price protection covenants. The issuance of these shares did not result in additional purchase consideration, but only an increase in the Corporation's common shares outstanding. The Corporation has met its obligation within the specified period of time in relation to the price protection covenants as state above for each of Phoenix and Check Technologies.

7. LONG TERM DEBT

	2002 $	2001 $
Obligations under capital lease agreement (a)	359,124	550,505
Less current portion	270,407	276,535
	88,717	273,970

(a) In September 2001, the Corporation entered into a lease agreement with IBM Credit Corporation to re-finance a software upgrade purchase of $167,526. Lease payments are due on the last day of each month under the lease terms of twelve (12) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly these amounts have been recorded as a capital lease.

Future minimum payments due	$
2003	291,698
2004	91,637
383,335
Less amount representing interest (5% to 11%)	24,211
Net principal balance	359,124

The leases are collateralized by the equipment under capital lease.

8. SHARE CAPITAL

(a) At the Corporation's Annual General Meeting held September 18, 2000, the Corporation's shareholders approved a reduction in the stated capital of the shares of the Corporation's common stock by $22,901,744 and to effect such reduction by reducing the amount of the Corporation's deficit by the same amount.

(b) In December 1995, the Corporation, LHTW Properties, Inc. and Destiny Petroleum, Inc. ("Destiny") entered into a debt conversion agreement (the "Conversion Agreement"). On November 30, 2000, the Corporation, pursuant to the Conversion Agreement (as amended), issued 3,533,132 shares of the Corporation's common stock to Destiny in exchange for the surrender of 883,283 LHTW Class A Preference Shares. Prior to the exchange, dividends and interest on the LHTW Class A Preference Shares had accrued in an amount totaling $453,787. In January 2001, the Corporation paid this amount to Destiny in full satisfaction of any and all remaining monetary obligations related to the LHTW Class A Preference Shares.

(c) In March 2000, the Corporation completed a private placement with three subscribers (the "Subscribers"). The private placement consisted of 1,000,000 units purchased at a price of $12.00 per unit. Each unit consisted of one common share and one share purchase warrant to purchase one common share at $16.00 (the "Unit") and were originally set to expire on March 31, 2002 and upon mutual agreement were extended and will now expire on March 31, 2003. The Corporation paid a 10% finder's fee in cash to a finder. The finder subscribed for 100,000 Units and a special warrant (the "Finder's Unit") at $12.00 per Finders Unit. The special warrant provides the finder with the right to acquire common shares in the Corporation without the payment of any additional consideration. The number of common shares to be acquired by the finder under the special warrant is determined by dividing 10% of the aggregate exercise price received by the Corporation in respect of warrants exercised by the Subscribers by a deemed price of $16.00 per share.

In November 1999, the Corporation completed a private placement of common stock. The private placement consisted of 1,000,000 common shares at a purchase price of $5.00 per common share. The Corporation paid a 10% finders fee to a finder through the issuance of an additional 100,000 shares at $5.00 per share.

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

(ii) Outstanding
Number	Expiration Date	Price per share $
1,100,000	March 31, 2003	16.00
100,000	March 31, 2003	16.00 (deemed)

9. COMMON STOCK OPTIONS

All director, officer and employee options are granted under the Corporation's 1996 Stock Option Plan ("1996 Plan") or the 1998 Stock Incentive Plan ("1998 Plan"), with the exception of 80,000 shares of options granted to a consultant, vesting over a one year period, which were not granted under the 1996 Plan or the 1998 Plan. The exercise price of options granted under the 1996 Plan and the 1998 Plan is 100% of the fair market value on the date the option is granted. Options to directors, officers and employees are normally vested over a three-year period. Options are exercisable for a period of five years from date of grant. Options previously granted will be forfeited upon leaving the employ of the Corporation.

At March 31, 2002 there are options outstanding and exercisable to issue 1,385,000 shares of the Corporation (2001 - 1,373,500). The price of these options ranges from $1.00 to $20.375 and their expiry dates range from January 16, 2003 to September 17, 2006. At March 31, 2002, 3,338,000 common shares were reserved for issuance pursuant to the employee 1996 Plan and 1998 Plan.

The following table summarizes information about the share options outstanding:
Range $	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining

1.00-3.50	360,000	2.70	1.92
4.00-4.95	421,000	4.38	3.37
7.00-10.00	474,000	7.32	3.17
20.375	130,000	20.38	3.28
	1,385,000	6.45	2.92

Option activity for the three preceding years is as follows:
	2002		2001		2000
	Shares #	Weighted average exercise price $	Shares #	Weighted average exercise price $	Shares #	Weighted average exercise price $
Options outstanding, beginning of year	1,373,500	6.95	1,090,000	5.13	740,000	2.40
Granted	199,000	4.88	645,000	13.12	1,315,000	5.04
Forfeited	(144,000)	8.88	(78,000)	4.67	(85,000)	3.35
Exercised	(43,500)	1.28	(283,500)	14.61	(880,000)	2.87
Options outstanding, end of year	1,385,000	6.45	1,373,500	6.95	1,090,000	5.13

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

10. NON-CASH INVESTING AND FINANCING ACTIVITIES

	2002 $	2001 $	2000 $
Acquisition of capital assets under capital lease	167,526	632,687	45,929
Issuance of 251,574 shares of common stock - acquisitions	-	4,907,500	-
Issuance of 233,317 shares of common stock - acquisition	-	-	1,709,246
Return to treasury 466,820 shares of common stock	-	(466,820)	-
	167,526	5,073,367	1,755,175

11. EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401 (k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2002, 2001 and 2000 of $55,455, $81,698 and $10,394 respectively.

12. INCOME TAXES

At March 31, 2002, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $6,914,000 and U.S. federal net operating loss carry-forwards of $14,531,000. Due to Canadian and US tax "change of ownership" rules, the loss carry-forwards are restricted in there use. None of these tax benefits have been recognized in the financial statements and expire as follows:

$

2003	651,000
2004	483,000
2005	388,000
2006	275,000
2007	3,773,000
2008	254,000
2009-2022	15,621,000

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liability for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's future tax assets as of March 31, 2002 are as follows:

2002 $
Future tax assets:
Capital cost allowance in excess of book depreciation	78,000
Book amortization in excess of cumulative eligible capital deductions	(60,000)
Book amortization in excess of Goodwill deductions for tax	(1,207,000)
Canadian non-capital loss carry-forwards	2,998,000
US federal net operating loss carry-forwards	5,467,000
Total future tax assets	7,276,000
Valuation allowance for future tax assets	(7,276,000)
Net future tax assets	-

The potential income tax benefits related to these future tax assets have not been recognized in the accounts as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation. Accordingly, no future tax assets have been recognized in the financial statements as at March 31, 2002

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 43.37% statutory tax rate, at March 31, 2002 is:

2002 $

Income taxes at statutory rates	(2,272,000)
Amortization of goodwill in excess of allowable deductions for tax	189,000
Amortization in excess of capital cost allowance for tax	4,000
Effect of US tax rates	331,000
Canadian non-capital losses not used	553,000
Non-capital losses not used	1,195,000
-

13. INDUSTRY AND GEOGRAPHIC SEGMENTS

	Financial Payment Processing Operations
	2002 $	2001 $	2000 $
Revenue (excluding intercompany sales)	9,073,346	9,880,123	2,877,129
Revenue major customers (Note 2)	5,239,599	5,480,127	1,932,053
Segment operating loss	(3,897,164)	(3,211,283)	(1,360,937)
Total assets	14,683,910	18,222,594	11,115,434

	Residential Real Estate Operations U.S.
	2002 $	2001 $	2000 $
Revenue (excluding intercompany sales)	187,308	191,235	168,316
Segment operating loss	(56,794)	(373,029)	(178,291)
Total assets	1,637,660	1,643,506	1,520,488

	Administrative Operations Canada
	2002 $	2000 $	2000 $
Revenue (excluding intercompany sales)	7,500	-	-
Segment operating loss	(1,284,509)	(1,629,383)	(808,271)
Total assets	4,597,168	7,444,411	11,101,659

The Corporation employs a large amount of financial and managerial resources relating to its Financial Payment Processing Operations. The Financial Payment Processing Operations involve electronic check authorization, electronic check conversion (ECC) and primary and secondary check collection including electronic check re-presentment (RCK). Administrative Operations is the corporate administration of the Corporation's headquarters. Residential Real Estate Operations involve the development and sale of residential real estate lots and homes in the United States. There were no inter-segment sales.

14. COMMITMENTS AND CONTINGENCIES

(a) Effective August 22, 2000, the Corporation, Mr. Hills and MARK Technologies, Inc. ("MARK") reached a settlement with respect to the Corporation's legal action commenced March 10, 1999 and other claims against Mr. Hills and MARK. Pursuant to the terms of the settlement, the Corporation paid additional consideration of $2.5 million for the software and U.S. Patent No. 5,484,988 or any continuations, divisions, reissues or additional patent applications for all or any part thereof (the "Patent") acquired from MARK and Mr. Hills, in the year ended March 31, 2001. In addition, in exchange for relief of its obligation to issue to the defendants 1,828,560 earn-out shares pursuant to certain agreements, 466,820 shares of the Corporation's common stock with a value of $466,820 held in escrow were canceled and returned to the Corporation in the year ended March 31, 2001. The settlement does not affect the rights to earn-out shares of shareholders of Mark Technologies, Inc., other than Mr. Hills (See Note 14 (b)). Additionally, $350,000 of the $2.5 million cash settlement was withheld for the purpose of defending or pursuing other legal claims regarding ownership, license or infringement of certain intellectual property of the Corporation including the Patent, against persons other than Mr. Hills who may claim rights directly or indirectly from Mr. Hills, including the claims asserted by Global Transaction Systems, LLC ("Global"). As of the year ended March 31, 2002, the Corporation had incurred and deducted $350,000 (2001-$313,071) for litigation expenses.

(b) Pursuant to certain agreements dated March 11, 1998 regarding the Corporation's acquisition of the assets of ChequeMARK Technologies Corp. (the "Asset Purchase Agreement") and U.S. Patent No. 5,484,988 or any continuations, divisions, reissues or additional patent applications for all or any part thereof (the "Patent Purchase Agreement"), the Corporation committed to issue to the vendors up to a maximum of 1,971,440 common shares (original commitment of 3,800,000 earn-out shares less Mr. Hills and Mr. Hills portion of any earn-out shares issuable to MARK settlement of 1,828,560), subject to a defined earn-out formula (one common share for each $7.50 in pre-tax net income generated by the asset purchased), for the period up to August 2003. No common shares were earned during the year ended March 31, 2002.

(c) On December 14, 2000, the Corporation received a complaint filed by Todd H. Moore ("Moore") against the Corporation in the 150th District Court, Bexar County, Texas. Moore is seeking an order directing the Corporation to deliver an option to purchase 250,000 shares of the Corporation's common stock at $1.50 per share, or, alternatively, damages of $10 million, and certain other relief. Moore alleges that the Corporation retained him in 1998 to assist in raising media exposure of the Corporation and that as compensation for such services Moore was to receive the stock option. In December 1999, Moore filed a similar suit against the Corporation in the United States District Court, Western District of Washington, alleging substantially the same facts as those set forth above. The original suit was dismissed with prejudice on June 5, 2000. Moore filed a motion with the court in Washington to attempt to have the dismissal in the prior suit changed to a dismissal without prejudice, this motion was granted by the court in February 2001. The Corporation believes this suit is without merit and intends to defend this action vigorously. At March 31, 2002, no amount has been accrued on this matter.

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

(e) Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises, are as follows:

$
2003	435,081
2004	210,376
2005	147,517
2006	41,129
834,103

The Corporation's rent expense totaled $410,001 in 2002, $377,264 in 2001, and $231,177 in 2000.

15. RELATED PARTY TRANSACTIONS

During the years, the Corporation entered into the following transactions with related parties:

(a) A subsidiary of the Corporation leases office facilities from a company controlled by a former director of the subsidiary. The lease term originally expired in March 2002. However, on April 30, 2001 the lease was extended for thirty-three months, ending on December 31, 2004. Total lease expenses paid to this related party for the year ended March 31, 2002 were $45,000 (2001 - $45,000 and 2000 - $11,250).

16. SUBSEQUENT EVENTS

Subsequent to year-end, a subsidiary of the Corporation granted a personal, non-exclusive, non-transferable, limited sub-license to Global eTelecom, Inc. under the Corporation's intellectual property estate regarding the processing of electronic check transactions. Global eTelecom agreed to pay the subsidiary an up-front license fee and a running royalty fee based upon each electronic check transaction processed.

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

(c) Under U.S. GAAP, the Corporation could not effect the reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation's common stock.

Adjustments under U.S. GAAP result in changes to the Consolidated Statement of Operations of the Corporation as follows:

	Year ended March 31
	2002 $	2001 $	2000 $

Net loss - CDN GAAP	(5,238,466)	(5,213,695)	(2,347,499)
U.S. GAAP adjustments:
Add: amortization merchant contract costs (a)	-	-	127,166
Merchant contract costs expensed (a)	-	-	(8,893)
Net loss - U.S. GAAP	(5,238,466)	(5,213,695)	(2,229,226)
Loss per share - U.S. GAAP Basic	(0.27)	(0.34)	(0.18)
Diluted	(0.27)	(0.34)	(0.18)

There are no adjustments under U.S. GAAP that resulted in changes to the Consolidated Balance Sheet of the Corporation.

(d) The following pro forma information presents net loss and loss per share for 2002, 2001, and 2000 had the fair value method of SFAS No. 123 been used to measure compensation cost for stock compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. These amounts have not been reflected in our Consolidated Statements of Operations.

The weighted average fair value of options granted in 2002, 2001 and 2000 was $4.25, $11.12 and $4.39 per option. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001, and 2000: Risk free interest rate of 6% for each year; expected volatility of 60%, 90% and 80% respectively ; an expected life of the options of 5 years; and no dividend yields.

	2002 $	2001 $	2000 $
Net loss available to common shareholders:
As reported	(5,238,466)	(5,667,482)	(2,347,499)
Pro forma	(9,503,207)	(9,510,547)	(3,761,191)
Basic and diluted loss per common share:
As reported	(0.27)	(0.34)	(0.19)
Pro forma	(0.49)	(0.57)	(0.31)