Form 10-Q
period 2002-06-30
LML PAYMENT SYSTEMS INC
filed 2002-08-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of July 31, 2002, was 19,451,061.

LML PAYMENT SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

INDEX

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	June 30, 2002 $ (Unaudited)	March 31, 2002 $
ASSETS
Current Assets
Cash and cash equivalents	3,826,232	4,582,304
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $55,881 and $55,881, respectively	593,350	333,947
Prepaid expenses	404,755	593,614
Total Current Assets	5,074,337	5,759,865
Real Property, net	1,580,226	1,582,432
Capital Assets, net	4,613,184	5,129,598
Patents, net	1,554,970	1,588,245
Goodwill, net	6,433,586	6,433,586
Other Assets	391,221	425,012
TOTAL ASSETS	19,647,524	20,918,738

LIABILITIES
Current Liabilities
Accounts payable	774,935	1,094,855
Accrued liabilities	235,353	320,520
Accrued compensation	224,165	266,452
Current portion of capital lease obligations	210,567	270,407
Current portion of deferred revenue	21,028	-
Total Current Liabilities	1,466,048	1,952,234
Capital lease obligations	44,976	88,717
Deferred revenue	271,963	-
Total Liabilities	1,782,987	2,040,951
Commitments and Contingencies
SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Class B, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Common shares, no par value, 100,000,000 shares
authorized, 19,451,061 and 19,447,561 shares issued and
outstanding, respectively

- - 29,801,061		- - 29,783,736
Deficit	(11,936,524)	(10,905,949)
Total Shareholders' Equity	17,864,537	18,877,787
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	19,647,524	20,918,738

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(In U.S. Dollars, except share data)

(Unaudited)

	Three Months Ended June 30
	2002 $	2001 $
REVENUE	1,918,117	2,434,715

COSTS AND EXPENSES
Cost of operations	1,632,790	2,373,925
Sales, general and administrative	715,088	1,013,063
Amortization and depreciation	618,858	787,188
Other expenses (income)	(6,189)	18,666

LOSS FROM OPERATIONS	(1,042,430)	(1,758,127)

Interest income, net	11,855	56,401

NET LOSS BEFORE INCOME TAXES	(1,030,575)	(1,701,726)

Capital tax	-	-
State income taxes	-	662
NET LOSS	(1,030,575)	(1,702,388)

DEFICIT, beginning of period	(10,905,949)	(5,213,695)

DIVIDENDS, preferred	-	(453,787)

DEFICIT, end of period	(11,936,524)	(7,369,870)

LOSS PER SHARE
Basic	(0.05)	(0.09)
Diluted	(0.05)	(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,450,869	18,737,318
Diluted	19,450,869	18,737,318

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

(Unaudited)

	Three Months Ended June 30
	2002 $	2001 $
Operating Activities:
Net Loss	(1,030,575)	(1,702,388)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization and depreciation	618,858	787,188
Other	-	970
Changes in operating assets and liabilities
Accounts receivable	(259,403)	(131,202)
Prepaid expenses	188,860	50,421
Accounts payable and accrued liabilities	(447,375)	(914,661)
Other assets	6,950	(136)
Deferred revenue	292,991	-
Net cash used in operating activities	(629,694)	(1,909,808)

Investing Activities:
Capital asset expenditures	(36,834)	(124,488)
Patents	(3,288)	(2,532)
Net cash used in investing activities	(40,122)	(127,020)

Financing Activities:
Payments on capital leases	(103,581)	(84,681)
Proceeds from exercise of stock options	17,325	31,000
Net cash used in financing activities	(86,256)	(53,681)
DECREASE IN CASH AND CASH EQUIVALENTS	(756,072)	(2,090,509)
Cash and cash equivalents, beginning of period	4,582,304	8,357,354
Cash and cash equivalents, end of period	3,826,232	6,266,845

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations and deficit for the three months ended June 30, 2001 and 2002, and the consolidated statements of cash flows for the three months ended June 30, 2001 and 2002, of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2002, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0-13959). Certain of the prior period financial statement amounts have been reclassified to conform to the current period presentation.

2. Accounting Changes

a) Goodwill

In 2001, the Canadian Institute of Chartered Accountants ("CICA") implemented handbook section 3062, "Goodwill and Other Intangible Assets" ("CICA 3062") effective for fiscal years beginning on or after January 1, 2002 and the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. CICA 3062 and SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life, ceased upon adoption of CICA 3062 and SFAS 142. For any acquisitions completed since June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized. The Corporation has not completed any acquisitions since June 30, 2001.

The Corporation has adopted the provisions of CICA 3062 and SFAS 142 effective April 1, 2002 which require the Corporation to perform the first of the CICA 3062 and SFAS 142 impairment tests during the second quarter of 2002. Therefore, the Corporation has not yet determined the effect that the adoption of CICA 3062 and SFAS 142 will have on the business, results of operations, and financial condition of the Corporation. Any such adjustment made in the second quarter of 2002 based on the results of the initial impairment tests would be treated as an adjustment to the April 1, 2002 opening shareholders' deficit balance. There can be no assurance that any other future goodwill impairment tests will not result in a change to the consolidated statement of operations. The Corporation will continue to amortize existing intangible assets other than goodwill over their estimated useful lives. These intangible assets continue to be subject to an impairment test comparing carrying amounts to net recoverable amounts. See also Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following table presents the impact on net loss from operations for the three months ended June 30 of the CICA 3062 and SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning April 1, 2001:

	Three months ended June 30
	2002 $	2001 $

Net loss - reported	(1,030,575)	(1,702,388)
Adjustments:

Amortization of goodwill	-	206,948
Net loss - adjusted	(1,030,575)	(1,495,440)

b) Stock-based compensation

Effective April 1, 2002, the Corporation adopted the new CICA Handbook Section 3870 "Stock-based compensation and other stock-based payments". Under this new standard, certain stock-based compensation arrangements are accounted for under a fair-value-based method. There are exemptions available for certain stock-based compensation plans where options are granted by the Corporation to employees that are not required to be accounted for using a fair-value-based method under the new standard. Accordingly, there will be no change to the Corporation's existing accounting policies for these plans. As required by the standard, the Corporation will provide pro-forma disclosures setting forth compensation expense as if the fair value method was used. For the period ended June 30, 2002, no options were granted and consequently no pro-forma disclosure is required.

3. Industry and Geographic Segments

	Financial Payment Processing Operations U.S. Three Months ended June 30
	2002 $	2001 $
Revenue (excluding intercompany sales)	1,877,887	2,395,935
Revenue major customers	1,120,155	1,269,846
Segment operating loss	(770,151)	(1,281,013)
Total assets	14,008,569	16,472,907
	Residential Real Estate Operations U.S. Three months ended June 30
	2002 $	2001 $
Revenue (excluding intercompany sales)	39,230	38,780
Segment operating loss	(17,072)	(29,703)
Total assets	1,627,843	1,632,036

	Administrative Operations Canada Three months ended June 30
	2002 $	2001 $
Revenue (excluding intercompany sales)	1,000	-
Segment operating loss	(243,352)	(391,672)
Total assets	4,011,112	6,534,838

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

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations and Deficit, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation.

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

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0-13959). We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

Other Operations. In a separate business segment, we own and manage a 332-acre manufactured home retirement property known as Wildwood Estates, in Wildwood, Florida. Operations have included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provide the resident community with certain amenities and services commonly associated with similar developments. We presently have the entire property listed for sale at $2.5 million and are exploring other options regarding its disposition. The results of operations for this business segment were not significant for the three month period ended June 30, 2002, or June 30, 2001.

Results of Operations

Revenues

Our revenues consist primarily of fees from our primary and secondary check collection, electronic check authorization, electronic check conversion and transaction switching business. Revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Revenue from our electronic check authorization, electronic check conversion and transaction switching business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with our primary and secondary check collection business are contingent on successful recovery; accordingly, revenue is recognized as cash is received. In previous years, software license revenue was recognized upon shipment, provided fees are fixed and determinable and collection was probable, in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Software maintenance revenues are recognized over the term of the maintenance agreement. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue. Revenue regarding Wildwood Estates is recognized when sales of property lots and mobile homes are completed. Maintenance fees from the management of the property and from the maintenance of the common areas are recognized straight line over the service period.

Total revenues decreased to approximately $1.9 million for the three months ended June 30, 2002 from approximately $2.4 million for the three months ended June 30, 2001, a decrease of approximately 21.2%. This decrease was mainly attributable to a decrease in revenues from our primary and secondary check collection business resulting from a reduction in overall returned check volume processed. We believe this reduction is partially a result of one of our largest customers, Dillons, moving its primary check collections in-house, which was completed by the end of the second quarter of fiscal 2002, and partially a result of softer consumer spending trends.

During the three months ended June 30, 2002, we granted a personal, non-exclusive, non-transferable, limited sub-license under our intellectual property estate regarding the processing of electronic check transactions to a third party payment processor. The agreement involved an initial license fee, a portion of which has been received during the three months ended June 30, 2002, in addition to a separate running royalty fee based upon future electronic check transactions processed by the licensee. Revenue from the initial license fee has been deferred and is expected to be recognized over the life of the agreement. The running royalty fee is being recognized on a monthly basis.

During the three months ended June 30, 2002, revenue from and associated with our three largest customers amounted to approximately 58.4% of our total sales volume. We may be economically dependent on sales volume to these customers.

We maintain contracts with our largest customers that typically run for three-year durations. In many cases, these contracts include our provision of separate and related services. Many times, related services are sold as a bundle of services to these customers. In some cases, contracts to provide these services to these customers are automatically renewed and in other cases, some or all of the services are put out to general bid at the expiration of the contract term. In the instances where contracts expire and the customer places the contract out for general bid, we compete with competitors in order to renew contracts. Subsequent to the quarter end, JCPenney, one of our largest customers, sought bids from us and other service providers to provide both a new service, being centralized returns, and electronic check recovery service, one of the services currently provided by us to JCPenney. Over the past nine fiscal quarters, we generated approximately $845,000, or approximately 4% of our total revenues from our electronic check recovery service provided to JCPenney. While we have submitted a bid for both the new and existing service, there is no assurance that we will be successful and we have received a preliminary indication that we have not been successful in our bid to JCPenney. If our bid is unsuccessful, the resulting impact on future revenue could have a material adverse effect on our financial condition, results of operations and cash flows.

Costs of operations

Costs of operations decreased from approximately $2.4 million for the three months ended June 30, 2001, to approximately $1.6 million for the three months ended June 30, 2002, a decrease of approximately 33.3%. The decrease was principally attributable to our implementation of electronic check recovery methods which allowed us to migrate from labor-intensive traditional check recovery methods to more cost efficient electronic check recovery methods. This resulted in a decrease of approximately 34.8% in salaries and benefits from approximately $1.3 million for the three months ended June 30, 2001 to approximately $848,000 for the three months ended June 30, 2002 and a decrease of approximately 52.4% in telecommunications costs from approximately $147,000 for the three months ended June 30, 2001 to approximately $70,000 for the three months ended June 30, 2002. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses decreased to approximately $715,000 from approximately $1 million for the three months ended June 30, 2002 and 2001, respectively, a decrease of approximately 28.5%. The decrease in sales, general and administrative expense is primarily attributable to lower costs associated with the reduction of personnel costs and general corporate expenses.

Amortization and depreciation

Amortization and depreciation decreased to approximately $619,000 from approximately $787,000 for the three months ended June 30, 2002 and 2001, respectively. These decreases are principally associated with our adoption of the provisions of CICA 3062 and SFAS 142 which no longer subject goodwill to amortization over its estimated useful life. Depreciation expenses for capital assets increased to approximately $556,000 from approximately $528,000 for the three months ended June 30, 2002 and 2001, respectively.

Other expenses (income)

For the three months ended June 30, 2002 we had other income of approximately $6,000 compared to other expenses of approximately $19,000 for the three months ended June 30, 2001. The other income was attributed to a foreign exchange gain from cash and cash equivalents held in Canadian currency. The decrease in other expenses was primarily attributed to costs associated with the merger of our subsidiaries, which was completed during the three months ended June 30, 2001.

Interest

Interest expense decreased to approximately $8,000 from approximately $12,000 for the three months ended June 30, 2002 and 2001, respectively. This decrease was due to the decrease in long-term debt. Interest income decreased to approximately $20,000 from approximately $68,000 for the three months ended June 30, 2002 and 2001, respectively. This decrease in interest earned was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of approximately 4.2% to approximately 1.7% for the three months ended June 30, 2002 and 2001, respectively.

EBITDA1

Earnings before income taxes, interest, depreciation and amortization, or "EBITDA," decreased to a loss of approximately $424,000 from a loss of approximately $971,000 for the three months ended June 30, 2002 and 2001, respectively, a decrease in losses of approximately 56.3%. The decrease was principally attributable to our Financial Payment Processing operations implementation of electronic check recovery methods, which enabled us to reduce staffing levels and related costs. The decrease was also attributed to a reduction in general corporate expenses.

Net loss

Net loss decreased to approximately $1.1 million from approximately $1.7 million for the three months ended June 30, 2002 and 2001, respectively. The decrease was principally attributable to our Financial Payment Processing operations implementation of electronic check recovery methods, which enabled us to reduce staffing levels and related costs. The decrease was also attributed to a reduction in general corporate expenses.

Basic and diluted loss per share were both approximately ($0.05) for the three months ended June 30, 2002, as compared to approximately ($0.09) for the three months ended June 30, 2001.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $3.6 million in working capital as of June 30, 2002, compared to approximately $3.8 million in working capital as of March 31, 2002. The decrease in working capital was related to normal operating activities and a decrease in accounts payable and accrued liabilities of approximately $447,000, a decrease of prepaid expenses of approximately $189,000 and an increase in accounts receivable of approximately $259,000. Cash flows used in operations were approximately $630,000 as compared to approximately $1.9 million for the three months ended June 30 2002 and 2001, respectively, a decrease in cash flows used in operations of approximately 66.8%. Cash used in investing activities was approximately $40,000 as compared to approximately $127,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease during the three months ended June 30, 2002 was due mainly to a reduction in capital asset expenditures. Cash used in financing activities was approximately $86,000 for the three months ended June 30, 2002, as compared to approximately $54,000 for the three months ended June 30, 2001. The increase in cash used in financing activities is primarily due to the payments on capital leases.

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

Recently Issued Accounting Standards

In 2001, the Financial Accounting Standards Board ("FASB") and the Canadian Institute of Chartered Accountants ("CICA") issued new pronouncements governing business combinations, goodwill and intangible assets as described in Note 2.(a) to the accompanying unaudited consolidated financial statements. With the adoption of CICA 3062 and FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact-based analysis.

We have adopted the provisions of CICA 3062 and SFAS 142 effective April 1, 2002 which require us to perform the first of the CICA 3062 and SFAS 142 impairment tests during the second quarter of 2002. Management believes this standard will have a material non-cash impact on our financial statements, as it will not allow for amortization of goodwill, which approximated $830,000 annually. At this time we have not determined how goodwill will be allocated to specific reporting units as of June 30, 2002, as we are in the process of evaluating our reporting units. We have not yet determined the effect that the adoption of CICA 3062 and SFAS 142 will have on our business, results of operations, and financial condition. Accordingly, we have not made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard. Any such adjustment made in the second quarter of fiscal 2003, based on the results of the initial impairment tests would be treated as an adjustment to the April 1, 2002 opening shareholders' deficit balance.

Contingencies

In addition to the legal matters previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2002, until June 30, 2002, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0-13959).

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material changes with respect to the information concerning legal proceedings contained in our Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0-13959). In addition to the legal matters as described herein and as previously reported in our most recent report on Form 10-K, we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

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

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification of Controller and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2002:

i) A current report on Form 8-K, dated January 16, 2002, was filed on April 5, 2002 (Items 5 and 7).

ii) A current report on Form 8-K dated March 28, 2002 was filed on April 2, 2002 (Items 4 and 7).

iii) A current report on Form 8-K dated April 16, 2002 was filed on April 18, 2002 (Items 5 and 7).

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Richard R. Schulz

Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: August 14, 2002