Form 10-Q
period 2002-09-30
LML PAYMENT SYSTEMS INC
filed 2002-11-15
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of October 31, 2002, was 19,451,061.

LML PAYMENT SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

INDEX

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	September 30, 2002 $ (Unaudited)	March 31, 2002 $
ASSETS
Current Assets
Cash and cash equivalents	3,606,991	4,582,304
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $45,219 and $55,881, respectively	449,735	333,947
Prepaid expenses	408,465	593,614
Total Current Assets	4,715,191	5,759,865
Real Property, net	1,578,019	1,582,432
Capital Assets, net	4,172,994	5,129,598
Patents, net	1,520,914	1,588,245
Goodwill, net	-	6,433,586
Other Assets	504,696	425,012
TOTAL ASSETS	12,491,814	20,918,738

LIABILITIES
Current Liabilities
Accounts payable	864,681	1,094,855
Accrued liabilities	382,291	320,520
Accrued compensation	125,221	266,452
Current portion of capital lease obligations	172,623	270,407
Current portion of deferred revenue	28,037	-
Total Current Liabilities	1,572,853	1,952,234
Capital lease obligations	-	88,717
Deferred revenue	257,944	-
Total Liabilities	1,830,797	2,040,951
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
outstanding, respectively

	- - 29,801,061	- - 29,783,736
Deficit	(19,140,044)	(10,905,949)
Total Shareholders' Equity	10,661,017	18,877,787
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	12,491,814	20,918,738

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(In U.S. Dollars, except share data)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2002 $	2001 $	2002 $	2001 $
REVENUE	1,992,007	2,266,890	3,910,124	4,701,605

COSTS AND EXPENSES
Cost of operations	1,579,867	2,305,371	3,212,657	4,679,296
Sales, general and administrative	559,762	1,169,876	1,274,850	2,182,939
Amortization and depreciation	619,812	810,092	1,238,671	1,597,280
Other expenses (income)	14,474	29,630	8,285	48,958

LOSS FROM OPERATIONS	(781,908)	(2,048,079)	(1,824,339)	(3,806,868)

Interest income, net	11,974	48,195	23,830	104,596
NET LOSS	(769,934)	(1,999,884)	(1,800,509)	(3,702,272)

DEFICIT, beginning of period Change in accounting policy (see Note 2)	(18,370,110)	(7,369,870)	(6,433,586)	(5,213,695)

DIVIDENDS, preferred	-	-	-	(453,787)

DEFICIT, end of period	(19,140,044)	(9,369,754)	(19,140,044)	(9,369,754)

LOSS PER SHARE
Basic	(0.04)	(0.10)	(0.09)	(0.20)
Diluted	(0.04)	(0.10)	(0.09)	(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,451,061	19,405,106	19,449,268	18,886,065
Diluted	19,451,061	19,405,106	19,449,268	18,886,065

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2002 $	2001 $	2002 $	2001 $
Operating Activities:
Net Loss	(769,934)	(1,999,884)	(1,800,509)	(3,702,272)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization and depreciation	619,812	810,092	1,238,671	1,597,280
Other	-	1,114	-	2,084
Changes in operating assets and liabilities
Accounts receivable	143,615	(121,409)	(115,788)	(252,611)
Prepaid expenses	(3,712)	51,019	185,148	101,440
Accounts payable and accrued liabilities	137,740	592,630	(309,635)	(322,031)
Other assets	(140,314)	(10,601)	(133,364)	(10,737)
Deferred revenue	(7,010)	-	285,981	-
Net cash used in operating activities	(19,803)	(677,039)	(649,496)	(2,586,847)

Investing Activities:
Capital asset expenditures	(113,961)	(291,054)	(150,796)	(415,542)
Patents	(2,557)	(6,748)	(5,845)	(9,280)
Net cash used in investing activities	(116,518)	(297,802)	(156,641)	(424,822)

Financing Activities:
Payments on capital leases	(82,920)	(85,050)	(186,501)	(169,731)
Proceeds from exercise of stock options	-	12,000	17,325	43,000
Net cash used in financing activities	(82,920)	(73,050)	(169,176)	(126,731)
DECREASE IN CASH AND CASH EQUIVALENTS	(219,241)	(1,047,891)	(975,313)	(3,138,400)
Cash and cash equivalents, beginning of period	3,826,232	6,266,845	4,582,304	8,357,354
Cash and cash equivalents, end of period	3,606,991	5,218,954	3,606,991	5,218,954

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations and deficit for the three months and six months ended September 30, 2001 and 2002, and the consolidated statements of cash flows for the six months ended September 30, 2001 and 2002, of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2002, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information and disclosure included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0-13959). Certain of the prior period financial statement amounts have been reclassified to conform to the current period presentation.

2. Accounting Changes

a) Goodwill

The Canadian Institute of Chartered Accountants ("CICA") handbook section 3062, "Goodwill and Other Intangible Assets" ("CICA 3062") and the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Statndard ("SFAS") NO. 142, "Goodwill an Other Tangible Assets" ("SFAS 142") became effective for fiscal years beginning on or after January 1, 2002. CICA 3062 and SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life, ceased upon adoption of CICA 3062 and SFAS 142. For any acquisitions completed since June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized. The Corporation has not completed any acquisitions since June 30, 2001.

The Corporation has adopted the provisions of CICA 3062 and SFAS 142 effective April 1, 2002 which require the Corporation to perform the first of the CICA 3062 and SFAS 142 impairment tests before the end of the second quarter of 2002. Under CICA 3062 and SFAS 142, goodwill impairment is deemed to exist if the carrying amount of goodwill exceeds its implied fair value. This methodology differs from the Corporation's previous policy, as permitted under accounting standards existing at that time, of evaluating impairment of goodwill by comparing book value versus market value of the Corporation at an enterprise level. During the second quarter of 2002, the Corporation completed its first fair value based impairment tests and recorded a one-time, non-cash charge of approximately $6.4 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is recognized as the effect of a change in accounting policy and recorded as an adjustment to the opening deficit balance as of the beginning of the current fiscal year under CICA 3062 (See Note 5 regarding SFAS 142). The Corporation will continue to amortize existing intangible assets other than goodwill over their estimated useful lives. These intangible assets continue to be subject to an impairment test comparing carrying amounts to net recoverable amounts See also Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 The following table presents the impact on net loss from operations for the three months and six months ended September 30, 2001 and 2002 of the CICA 3062 and SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning April 1, 2001:

	Three months ended September 30		Six months ended September 30
	2002 $	2001 $	2002 $	2001 $

Net loss - reported	(769,934)	(1,999,884)	(1,800,509)	(3,702,272)
Adjustments:

Amortization of goodwill	-	206,948	-	413,896
Net loss - adjusted	(769,934)	(1,792,936)	(1,800,509)	(3,288,376)
Net loss per share - reported	(0.04)	(0.10)	(0.09)	(0.20)
Adjustments:

Amortization of goodwill	-	0.01	-	0,02
Net loss per share - adjusted	(0.04)	(0.09)	(0.09)	(0.18)

b) Stock-based compensation

Effective April 1, 2002, the Corporation adopted the new CICA Handbook Section 3870 "Stock-based compensation and other stock-based payments". Under this new standard, certain stock-based compensation arrangements are accounted for under a fair-value-based method. There are exemptions available for certain stock-based compensation plans where options are granted by the Corporation to employees that are not required to be accounted for using a fair-value-based method under the new standard. Accordingly, there will be no change to the Corporation's existing accounting policies for these plans. As required by the standard, the Corporation will provide pro-forma disclosures setting forth compensation expense as if the fair value method was used. The weighted average fair value of options granted in the six months ended September 30, 2002, and the fiscal years ended 2002, 2001 and 2000 was $3.63, $4.25, $11.12 and $4.39 per option, respectively.

	Three Months Ended September 30 2002 $	Six Months Ended September 30 2002 $
Compensation cost Net loss	1,738,705	2,617,463
As reported	(769,934)	(1,800,509)
Pro forma	(2,508,639)	(4,417,972)
Net loss per share
As reported	(0.04)	(0.09)
Pro forma	(0.13)	(0.23)

Fair value of options granted are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the six months ended September 30, 2002 and fiscal years 2002, 2001 and 2000:

Risk free interest rate of 4% for the six months ended September 30, 2002 and 6% for the fiscal years 2002, 2001 and 2000;

Expected volatility of 104%; 60%; 90% and 80%, respectively;

Expected life of the options of 4 years for the six months ended September 30, 2002, and 5 years for fiscal years 2002, 2001 and 2000;

No dividend yields.

3. Industry and Geographic Segments

	Financial Payment Processing Operations U.S.
	Three Months ended September 30		Six Months ended September 30
	2002 $	2001 $	2002 $	2001 $
Revenue	1,948,830	2,220,610	3,826,717	4,615,811
Revenue major customers	994,497	1,269,458	2,114,652	2,538,867
Segment operating loss	(442,373)	(1,430,686)	(1,212,524)	(2,711,699)
Total assets	7,122,404	16,023,276	7,122,404	16,023,276

	Residential Real Estate Operations U.S.
	Three months ended September 30		Six months ended September 30
	2002 $	2001 $	2002 $	2001 $
Revenue	43,177	38,780	82,407	78,294
Segment operating loss	(17,872)	(13,882)	(34,944)	(43,585)
Total assets	1,635,222	1,635,398	1,635,222	1,635,398

	Administrative Operations Canada
	Three months ended September 30		Six months ended September 30
	2002 $	2001 $	2002 $	2001 $
Revenue	-	7,500	1,000	7,500
Segment operating loss	(309,689)	(555,316)	(553,041)	(946,988)
Total assets	3,734,188	5,500,803	3,734,188	5,500,803

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

During the three months ended September 30, 2002, sales to the Corporation's three largest customers amounted to approximately 25% , 16% and 9% of total sales volume (2001 - 22%, 21% and 14%). The actual amount of sales to these customers amounted to approximately $491,375, $322,937 and $180,185 (2001 - $490,042, $457,203 and $322,213) respectively. During the six months ended September 30, 2002, sales to the Corporation's three largest customers amounted to approximately 26%, 17% and 12% of total sales volume (2001 - 20%, 20% and 14%). The actual amount of sales to these customers amounted to approximately $988,863, $669,746 and $456,043 (2001 - $917,176, $934,080 and $687,611) respectively. The Corporation may be economically dependent on sales volume to these customers. These revenues are attributable to the Financial Payment Processing Operations segment.

4. Subsequent Events

Subsequent to the quarter end, a subsidiary of the Corporation was successful in securing agreements with 49 multi-lane grocery stores with 268 locations in the Houston, Texas area. Under these agreements, this subsidiary of the Corporation will be providing electronic check verification, electronic check recovery, payroll check cashing and traditional check recovery services to these Houston area stores. The resulting impact on future revenue has not yet been determined.

Also subsequent to the quarter end, a subsidiary of the Corporation agreed to act as the preferred merchant service provider for the SafeCHECK Company LLC ("SafeCHECK") . This subsidiary of the Corporation will partner with SafeCHECK to offer real-time, on-line check verification and check conversion services to retailers and other clients. The resulting impact on future revenue has not yet been determined.

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

b) The Corporation has adopted the "Goodwill and Other Intangible Assets" standard under CICA 3062 and SFAS 142 effective April 1, 2002 as disclosed in Note 2. The US standard, SFAS 142 is identical to CICA 3062 except in one respect. Under the Canadian basis, the impairment is recorded as an adjustment to opening retained earnings as of the beginning of the year while under the US basis, the impairment is reflected as a cumulative effect of an accounting change in the Consolidated Statements of Operations and Deficit of the Corporation as follows:

Six months ended September 30, 2002
$
Net loss - CDN GAAP	(1,800,509)
U.S. GAAP adjustments:

Cumulative effect of accounting change	(6,433,586)
Net loss - U.S. GAAP	(8,234,095)

Loss per share - CDN GAAP	(0.09)
U.S. GAAP adjustments:

Cumulative effect of accounting change per basic and diluted share	(0.33)

Loss per share - U.S. GAAP
Basic	(0.42)
Diluted	(0.42)

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation.

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

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10-K which has been prepared in accordance with Canadian generally accepted accounting policies, for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0-13959). We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

Other Operations. In a separate business segment, we own and manage a 332-acre manufactured home retirement property known as Wildwood Estates, in Wildwood, Florida. Operations have included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provide the resident community with certain amenities and services commonly associated with similar developments. We presently have the entire property listed for sale at $2.5 million and are exploring other options regarding its disposition. The results of operations for this business segment were not significant for the six month period ended September 30, 2002, or September 30, 2001.

Results of Operations

Three Months Ended September 30, 2002 results compared to Three Months Ended September 30, 2001

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

Total revenues decreased to approximately $2.0 million for the three months ended September 30, 2002 from approximately $2.3 million for the three months ended September 30, 2001, a decrease of approximately 13%. This decrease was mainly attributable to a decrease in revenues from our primary and secondary check collection business resulting from a reduction in overall returned check volume processed. We believe this reduction is partially a result of one of our largest customers, Dillons, moving its primary check collections in-house, which was completed by the end of the second quarter of fiscal 2002, and partially a result of softer consumer spending trends.

During the three months ended June 30, 2002, we granted a personal, non-exclusive, non-transferable, limited sub-license under our intellectual property estate regarding the processing of electronic check transactions to a third party payment processor. The agreement involved an initial license fee, a portion of which has been received during the three months ended September 30, 2002, in addition to a separate running royalty fee based upon future electronic check transactions processed by the licensee. Revenue from the initial license fee has been deferred and is expected to be recognized over the life of the agreement. The running royalty fee is being recognized on a monthly basis.

During the three months ended September 30, 2002, revenue from and associated with our three largest customers amounted to approximately 49.9% of our total sales volume. We may be economically dependent on sales volume to these customers.

We maintain contracts with our largest customers that typically run for three-year durations. In many cases, these contracts include our provision of separate and related services. Many times, related services are sold as a bundle of services to these customers. In some cases, contracts to provide these services to these customers are automatically renewed and in other cases, some or all of the services are put out to general bid at the expiration of the contract term. In the instances where contracts expire and the customer places the contract out for general bid, we compete with competitors in order to renew contracts. During the three months ended September 30, 2002, JCPenney, one of our largest customers, sought bids from us and other service providers to provide both a new service, being centralized returns, and electronic check recovery service, one of the services currently provided by us to JCPenney. Over the past ten fiscal quarters, we generated approximately $980,000, or approximately 4.2% of our total revenue, from our electronic check recovery service provided to JCPenney. We were unsuccessful in our bid to JCPenney and, therefore, the resulting impact on future revenue is expected to be approximately $98,000 per quarter. We continue to provide primary collections and other services to JCPenney.

Costs of operations

Costs of operations decreased from approximately $2.3 million for the three months ended September 30, 2001, to approximately $1.6 million for the three months ended September 30, 2002, a decrease of approximately 30.4%. For the three months ended September 30, 2002, costs of operations as a percentage of sales decreased to approximately 80% compared to approximately 102% for the three months ended September 30, 2001. The decrease was principally attributable to our implementation of electronic check recovery methods which allowed us to migrate from labor-intensive traditional check recovery methods to more cost efficient electronic check recovery methods. This resulted in a decrease of approximately 41.2% in salaries and benefits from approximately $1.3 million for the three months ended September 30, 2001 to approximately $764,000 for the three months ended September 30, 2002 and a decrease of approximately 44.6% in telecommunications costs from approximately $130,000 for the three months ended September 30, 2001 to approximately $72,000 for the three months ended September 30, 2002. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses decreased to approximately $560,000 from approximately $1.2 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of approximately 53.3%. The decrease in sales, general and administrative expense is primarily attributable to lower costs associated with the reduction of personnel costs and general corporate expenses.

Amortization and depreciation

Amortization and depreciation decreased to approximately $620,000 from approximately $810,000 for the three months ended September 30, 2002 and 2001, respectively. These decreases are principally associated with our adoption of the provisions of CICA 3062 and SFAS 142 which no longer subject goodwill to amortization over its estimated useful life. Amortization of goodwill for the three months ended September 30, 2001 was approximately $207,000. Depreciation expenses for capital assets increased to approximately $554,000 from approximately $544,000 for the three months ended September 30, 2002 and 2001, respectively.

Other expenses (income)

For the three months ended September 30, 2002 we had other expenses of approximately $14,000 compared to other expenses of approximately $30,000 for the three months ended September 30, 2001. The other expenses were attributed to a foreign exchange loss from cash and cash equivalents held in Canadian currency. The decrease in other expenses was primarily attributed to costs associated with the merger of our subsidiaries, which was completed during the previous period ended September 30, 2001.

Interest

Interest expense increased to approximately $6,000 from approximately $3,000 for the three months ended September 30, 2002 and 2001, respectively. Interest income decreased to approximately $12,000 from approximately $48,000 for the three months ended September 30, 2002 and 2001, respectively. This decrease in interest earned was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of approximately 2.32% to approximately 1.53% for the three months ended September 30, 2001 and 2002, respectively.

EBITDA1

Earnings before income taxes, interest, depreciation and amortization, or "EBITDA," decreased to a loss of approximately $162,000 from a loss of approximately $1.2 million for the three months ended September 30, 2002 and 2001, respectively, a decrease in losses of approximately 86.5%. The decrease was principally attributable to our Financial Payment Processing operations implementation of electronic check recovery methods, which enabled us to reduce staffing levels and related costs. The decrease was also attributed to a reduction in general corporate expenses.

Net loss

Net loss decreased to approximately $770,000 from approximately $2.0 million for the three months ended September 30, 2002 and 2001, respectively. The decrease was principally attributable to our Financial Payment Processing operations implementation of electronic check recovery methods, which enabled us to reduce staffing levels and related costs. The decrease was also attributed to a reduction in general corporate expenses.

Basic and diluted loss per share were both approximately ($0.04) for the three months ended September 30, 2002, as compared to approximately ($0.10) for the three months ended September 30, 2001.

Six Months Ended September 30, 2002 results compared to Six Months Ended September 30, 2001

Revenues

Total revenues decreased to approximately $3.9 million for the six months ended September 30, 2002 from approximately $4.7 million for the six months ended September 30, 2001. This decrease was mainly attributable to a decrease in revenues from our primary and secondary check collections business. Revenues from our primary check collections business decreased approximately 20% from approximately $2.5 million for the six months ended September 30, 2001 to approximately $2 million for the six months ended September 30, 2002. Revenues from our secondary check collections business decreased approximately 30% from approximately $1.3 million for the six months ended September 30, 2001 to approximately $900,000 for the six months ended September 30, 2002.

During the six months ended September 30, 2002, we granted a personal, non-exclusive, non-transferable, limited sub-license under our intellectual property estate regarding the processing of electronic check transactions to a third party payment processor. The agreement involved an initial license fee, a portion of which has been received during the six months ended September 30, 2002, in addition to a separate running royalty fee based upon future electronic check transactions processed by the licensee. Revenue from the initial license fee has been deferred and is expected to be recognized over the life of the agreement. The running royalty fee is being recognized on a monthly basis.

During the six months ended September 30, 2002, revenue from and associated with the Corporation's three largest customers amounted to approximately 54.1% of the Corporation's total sales volume. The Corporation may be economically dependent on sales volume to these customers.

Cost of operations

Costs of operations decreased from approximately $4.7 million for the six months ended September 30, 2001, to approximately $3.2 million for the six months ended September 30, 2002, a decrease of approximately 32%. The decrease was principally attributable to our implementation of electronic check recovery methods which allowed us ot migrate from labor-intensive traditional check recovery methods to more cost efficient electronic check recovery methods. This resulted in a decrease of approximately 36% in salaries and benefits from approximately $2.5 million for the six months ended September 30, 2001 to approximately $1.6 million for the six months ended September 30, 2002 and a decrease of approximately 46.6% in telecommunications costs from approximately $277,000 for the six months ended September 30, 2001 to approximately $148,000 for the six months ended September 30, 2002. Costs of operations as a percentage of sales decreased to approximately 82% compared to approximately 100% for the six months ended September 30, 2001. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $1.3 million and approximately $2.2 million for the six months ended September 30, 2002 and 2001, respectively. The decrease in sales, general and administrative expense is primarily attributable to lower costs associated with the reduction of personnel costs and general corporate expenses.

Amortization and depreciation

Amortization and depreciation decreased to approximately $1.2 million from approximately $1.6 million for the six months ended September 30, 2002 and 2001, respectively. These decreases are principally associated with our adoption of the provisions of CICA 3062 and SFAS 142 which no longer subject goodwill to amortization over its estimated useful life. Amortization of goodwill for the six months ended September 30, 2001 was approximately $414,000. Depreciation expenses for capital assets were approximately $1.1 million as compared to approximately $1.1 million for the six months ended September 30, 2002 and 2001, respectively.

Other expenses

Other expenses decreased to approximately $8,000 from approximately $48,000 for the six months ended September 30, 2002 and 2001, respectively. The decrease in other expenses was primarily attributed to costs associated with the merger of our subsidiaries, which was completed during the six months ended September 30, 2001.

Interest

Interest expense decreased to approximately $14,000 from approximately $16,000 for the six months ended September 30, 2002 and 2001, respectively. This decrease was due to the decrease in long-term debt. Interest income decreased to approximately $24,000 from approximately $105,000 for the six months ended September 30, 2002 and 2001, respectively. This decrease in interest earned was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of 2.32% to 1.62% for the six months ended September 30, 2001 and 2002, respectively.

EBITDA1

Earnings before income taxes, interest, depreciation and amortization, or "EBITDA," decreased to a loss of approximately $586,000 from a loss of approximately $2.2 million for the six months ended September 30, 2002 and 2001, respectively, a decrease in losses of approximately 73.4%. The decrease was principally attributable to our Financial Payment Processing operations implementation of electronic check recovery methods, which enabled us to reduce staffing levels and related costs. The decrease was also attributed to a reduction in general corporate expenses.

Net Loss

Net loss decreased to approximately $1.8 million from approximately $3.7 million for the six months ended September 30, 2002 and 2001, respectively, a decrease in net loss of approximately 51.4%. The decrease in net loss was principally attributable to our Financial Payment Processing operations implementation of electronic check recovery methods, which enabled us to reduce staffing levels and related costs. The decrease was also attributed to a reduction in general corporate expenses.

Loss per both basic and diluted shares was ($0.09) for the six months ended September 30, 2002, as compared to ($0.20) for the six months ended September 30, 2001.

Subsequent Business Developments

Subsequent to the quarter end, we were successful in securing agreements with 49 multi-lane grocery stores with 268 locations in the Houston, Texas area. Under these agreements, we will be providing electronic check verification, electronic check recovery, payroll check cashing and traditional check recovery services to these Houston area stores. Also subsequent to the quarter end, we agreed to act as the preferred merchant service provider for the SafeCHECK Company LLC ("SafeCHECK"). We will partner with SafeCHECK to offer real-time, on-line check verification and check conversion services to retailers and other clients.

Although the resulting impact has not yet been determined, we believe that both subsequent events should have a positive effect on our future financial performance. In addition to the check services presently being provided to the Houston area grocery stores, we plan, as a result of initial interest from a select group of stores, to initiate testing of electronic check conversion services. We have historically enjoyed significantly higher revenues and margins from electronic check conversion services compared to existing electronic check verification services. Our strategy is to encourage stores to adopt the electronic check conversion services in place of the check verification services.

We believe our partnership with SafeCHECK should allow us to develop new revenue streams by allowing us to provide a broader width of check related services such as electronic check conversion with guarantee to a segment of retailers and web-based merchants who previously were not considered potential clients.

We continue to be active in the area of our intellectual property and have received various levels of interest and clarification from parties regarding licensing arrangements regarding our patent estate. Our goal is to negotiate long-term arrangements based upon acceptable financial terms while at the same time preparing to enforce the rights granted to us under our patent estate. While we have not quantified the result of successfully licensing our patent estate, we expect that licensing arrangements would have a significant impact upon our future financial performance.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $3.1 million in working capital as of September 30, 2002, compared to approximately $3.8 million in working capital as of March 31, 2002. The decrease in working capital was related to normal operating activities and a decrease in accounts payable and accrued liabilities of approximately $310,000, a decrease of prepaid expenses of approximately $185,000 and an increase in accounts receivable of approximately $116,000. Cash flows used in operations were approximately $650,000 as compared to approximately $2.6 million for the six months ended September 30 2002 and 2001, respectively, a decrease in cash flows used in operations of approximately 75%. Cash used in investing activities was approximately $157,000 as compared to approximately $425,000 for the six months ended September 30, 2002 and 2001, respectively. The decrease during the six months ended September 30, 2002 was due mainly to a reduction in capital asset expenditures. Cash used in financing activities was approximately $169,000 for the six months ended September 30, 2002, as compared to approximately $127,000 for the six months ended September 30, 2001. The increase in cash used in financing activities is primarily due to the payments on capital leases.

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

Recently Issued Accounting Standards

In 2001, the Financial Accounting Standards Board ("FASB") and the Canadian Institute of Chartered Accountants ("CICA") issued new pronouncements governing business combinations, goodwill and intangible assets as described in Note 2.(a) to the accompanying unaudited consolidated financial statements.. With the adoption of CICA 3062 and FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact-based analysis.

We have adopted the provisions of CICA 3062 and SFAS 142 effective April 1, 2002 which require us to perform the first of the CICA 3062 and SFAS 142 impairment tests before the end of the second quarter of 2002. During the second quarter of 2002, the Corporation completed its first fair value based impairment tests and recorded a one-time, non-cash charge of approximately $6.4 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is recognized as the effect of a change in accounting policy and recorded as an adjustment to the opening deficit balance as of the beginning of the current fiscal year under CICA 3062 (see Note 5 to the accompanying unaudited consolidated financial statements regarding SFAS 142).

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2002, until September 30, 2002, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0-13959).

ITEM 4. Controls and Procedures

Based on their evaluation, as of a date within ninety days of the filing of this Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

14-

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation's Annual General Meeting of Shareholders held September 4, 2002 (the "Meeting"), the following proposals were adopted by shareholders of the Corporation (the "Shareholders") by ordinary resolution: (1) to elect PATRICK H. GAINES, GREG A. MACRAE, L. WILLIAM SEIDMAN, ROBIN B. MARTIN and JACQUELINE PACE, as directors of the Corporation for terms expiring at the Annual General Meeting of Shareholders in 2003, as described in the Corporation's Information Circular and Proxy Statement for the Meeting; (2) to appoint Ernst & Young LLP, as auditor of the Corporation to hold office until the Annual General Meeting of Shareholders in 2003.

The number of shares cast for, against and withheld, as well as the number of abstentions and broker non-votes as to each of these matters are as follows:
	PROPOSAL	SHARES FOR	SHARES AGAINST	WITHHELD	ABSTENTIONS	BROKER NON-VOTES
Ordinary Resolutions:
1.	Election of Directors:
a.	Patrick H. Gaines	12,985,374	24,309	0	0	0
b.	Greg A. MacRae	12,985,074	24,609	0	0	0
c.	L. William Seidman	12,985,074	24,609	0	0	0
d.	Robin B. Martin	12,985,074	24,609	0	0	0
e.	Jacqueline Pace	12,985,374	24,309	0	0	0
2.	Appointment of Ernst & Young LLP, as Auditors	12,999,910	1,162	8,611	0	0

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

Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2002:

i) A current report on Form 8-K, dated June 28, 2002, was filed on August 29, 2002 (Items 5 and 7).

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Richard R. Schulz

Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: November 14, 2002

OFFICER CERTIFICATION

I, Patrick H. Gaines, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of LML Payment Systems Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Patrick H. Gaines

Patrick H. Gaines

President and CEO

OFFICER CERTIFICATION

I, Richard R. Schulz, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of LML Payment Systems Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Richard R. Schulz

Richard R. Schulz

Controller and Chief Accounting Officer