Form 10-Q
period 2002-12-31
LML PAYMENT SYSTEMS INC
filed 2003-02-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10--Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 0--13959

LML PAYMENT SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Yukon Territory	980--20--9289
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1680--1140 West Pender Street

Vancouver, British Columbia

Canada V6E 4G1

(Address of principal executive offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (604) 689--4440

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of January 31, 2003, was 19,585,561.

LML PAYMENT SYSTEMS INC.

FORM 10--Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

INDEX

In this Quarterly Report on Form 10--Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	December 31, 2002 $ (Unaudited)	March 31, 2002 $
ASSETS
Current Assets
Cash and cash equivalents	3,346,401	4,582,304
Restricted cash	300,000	250,000
Accounts receivable, less allowances of $63,152 and $55,881, respectively	899,083	333,947
Prepaid expenses	337,684	593,614
Total Current Assets	4,883,168	5,759,865
Real Property, net	1,575,812	1,582,432
Capital Assets, net	3,755,693	5,129,598
Patents, net	1,488,117	1,588,245
Goodwill, net	--	6,433,586
Other Assets	465,186	425,012
TOTAL ASSETS	12,167,976	20,918,738

LIABILITIES
Current Liabilities
Accounts payable	505,196	1,094,855
Accrued liabilities	392,186	320,520
Accrued compensation	232,164	266,452
Current portion of capital lease obligations	131,383	270,407
Current portion of deferred revenue	28,037	--
Total Current Liabilities	1,288,966	1,952,234
Capital lease obligations	--	88,717
Deferred revenue	250,936	--
Total Liabilities	1,539,902	2,040,951
Commitments and Contingencies
SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Class B, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Common shares, no par value, 100,000,000 shares
authorized, 19,585,561 and 19,447,561 shares issued and
outstanding, respectively

	-- -- 30,313,061	-- -- 29,783,736
Deficit	(19,684,987)	(10,905,949)
Total Shareholders' Equity	10,628,074	18,877,787
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	12,167,976	20,918,738

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(In U.S. Dollars, except share data)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2002 $	2001 $	2002 $	2001 $
REVENUE	2,538,242	2,180,141	6,448,366	6,881,746

COSTS AND EXPENSES
Cost of operations	1,932,616	1,853,824	5,145,274	6,533,120
Sales, general and administrative	567,900	589,193	1,842,750	2,772,132
Amortization and depreciation	575,094	820,403	1,813,765	2,417,683
Other expenses (income)	3,370	(102,290)	11,654	(53,992)
	3,078,980	3,161,130	8,813,443	11,668,943

LOSS FROM OPERATIONS	(540,738)	(980,989)	(2,365,077)	(4,787,197)

Interest income, net	11,965	11,951	35,795	116,548
NET LOSS BEFORE TAXES	(528,773)	(969,038)	(2,329,282)	(4,670,649)
State taxes	(16,170)	423	(16,170)	(238)

NET LOSS	(544,943)	(968,615)	(2,345,452)	(4,670,887)

DEFICIT, beginning of period Change in accounting policy (see Note 2)	(19,140,044) --	(9,369,754) --	(10,905,949) (6,433,586)	(5,667,482) --

DEFICIT, end of period	(19,684,987)	(10,338,369)	(19,684,987)	(10,338,369)

LOSS PER SHARE
Basic	(0.03)	(0.05)	(0.12)	(0.24)
Diluted	(0.03)	(0.05)	(0.12)	(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,492,795	19,413,345	19,460,669	19,066,389
Diluted	19,492,795	19,413,345	19,460,669	19,066,389

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2002 $	2001 $	2002 $	2001 $
Operating Activities:
Net Loss	(544,943)	(968,615)	(2,345,452)	(4,670,887)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for losses on accounts receivable	17,933	136,637	17,933	136,637
Amortization and depreciation	575,094	820,403	1,813,765	2,417,683
Other	--	(62,797)	--	(60,713)
Changes in operating assets and liabilities
Restricted cash	(50,000)	--	(50,000)	--
Accounts receivable	(467,280)	168,855	(583,068)	(83,756)
Prepaid expenses	70,782	49,149	255,930	150,589
Accounts payable and accrued liabilities	(242,646)	(813,484)	(552,281)	(1,135,515)
Other assets	12,668	18,764	(120,696)	8,027
Deferred revenue	(7,008)	--	278,973	--
Net cash used in operating activities	(635,400)	(651,088)	(1,284,896)	(3,237,935)

Investing Activities:
Capital asset expenditures	(92,600)	(65,614)	(243,396)	(481,156)
Patents	(3,350)	(7,014)	(9,195)	(16,294)
Net cash provided by (used in) investing activities	(95,950)	(72,628)	(252,591)	(497,450)

Financing Activities:
Payments on capital leases	(41,240)	(81,763)	(227,741)	(251,494)
Proceeds from exercise of stock options	512,000	--	529,325	43,000
Net cash used in financing activities	470,760	(81,763)	301,584	(208,494)
DECREASE IN CASH AND CASH EQUIVALENTS	(260,590)	(805,479)	(1,235,903)	(3,943,879)
Cash and cash equivalents, beginning of period	3,606,991	5,218,954	4,582,304	8,357,354
Cash and cash equivalents, end of period	3,346,401	4,413,475	3,346,401	4,413,475

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated balance sheet as of December 31, 2002, the consolidated statements of operations and deficit for the three months and nine months ended December 31, 2001 and 2002, and the consolidated statements of cash flows for the three months and nine months ended December 31, 2001 and 2002, of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2002, was derived from its audited financial statements for the fiscal year--ended March 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10--Q and Article 10 of Regulation S--X, and do not contain certain information and disclosure included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10--K for the fiscal year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0--13959). Certain of the prior period financial statement amounts have been reclassified to conform to the current period presentation.

2. Accounting Changes

a) Goodwill

The Canadian Institute of Chartered Accountants' ("CICA") handbook section 3062, "Goodwill and Other Intangible Assets" ("CICA 3062") and the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") became effective for fiscal years beginning on or after January 1, 2002. CICA 3062 and SFAS 142 changed the accounting for goodwill from an amortization method to an impairment--only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life, ceased upon adoption of CICA 3062 and SFAS 142. For any acquisitions completed since June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized. The Corporation has not completed any acquisitions since June 30, 2001.

The Corporation has adopted the provisions of CICA 3062 and SFAS 142 effective April 1, 2002 which require the Corporation to perform the first of the CICA 3062 and SFAS 142 impairment tests before the end of the second quarter of 2002. Under CICA 3062 and SFAS 142, goodwill impairment is deemed to exist if the carrying amount of goodwill exceeds its implied fair value. This methodology differs from the Corporation's previous policy, as permitted under accounting standards existing at that time, of evaluating impairment of goodwill by comparing book value versus market value of the Corporation at an enterprise level. During the second quarter of 2002, the Corporation completed its first fair value based impairment tests and recorded a one--time, non--cash charge of approximately $6.4 million to reduce the carrying value of its goodwill. Such charge is non--operational in nature and is recognized as the effect of a change in accounting policy and recorded as an adjustment to the opening deficit balance as of the beginning of the current fiscal year under CICA 3062 (see Note 5 regarding SFAS 142). The Corporation will continue to amortize existing intangible assets other than goodwill over their estimated useful lives. These intangible assets continue to be subject to an impairment test comparing carrying amounts to net recoverable amounts. See also Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following table presents the impact on net loss from operations for the three months and nine months ended December 31, 2001 and 2002 of the CICA 3062 and SFAS 142 requirement to cease the amortization of goodwill as if the standard had been in effect beginning April 1, 2001:

	Three months ended December 31		Nine months ended December 31
	2002 $	2001 $	2002 $	2001 $

Net loss -- reported	(544,934)	(968,615)	(2,345,452)	(4,670,887)
Adjustments:

Amortization of goodwill	--	206,948	--	620,844
Net loss -- adjusted	(544,934)	(761,667)	(2,345,452)	(4,050,043)
Net loss per share -- reported	(0.03)	(0.05)	(0.12)	(0.24)
Adjustments:

Amortization of goodwill	--	0.01	--	0.03
Net loss per share -- adjusted	(0.04)	(0.04)	(0.12)	(0.21)

b) Stock--based compensation

Effective April 1, 2002, the Corporation adopted the new CICA Handbook Section 3870 "Stock--based compensation and other stock--based payments". Under this new standard, certain stock--based compensation arrangements are accounted for under a fair--value--based method. There are exemptions available for certain stock--based compensation plans where options are granted by the Corporation to employees that are not required to be accounted for using a fair--value--based method under the new standard. Accordingly, there will be no change to the Corporation's existing accounting policies for these plans. As required by the standard, the Corporation will provide pro--forma disclosures setting forth compensation expense as if the fair value method was used. The weighted average fair value of options granted in the three months and nine months ended December 31, 2002 was $3.63 per option.

	Three Months Ended December 31	Nine Months Ended December 31
	2002 $	2002 $
Compensation expense Net loss	1,144,832	3,762,294
As reported	(544,943)	(2,345,452)
Pro forma	(1,689,775)	(6,107,746)
Net loss per share
As reported	(0.03)	(0.12)
Pro forma	(0.09)	(0.31)

Fair value of options granted are estimated at the date of grant using the Black--Scholes option pricing model with the following assumptions for the three months and nine months ended December 31, 2002:

Risk free interest rate of 4% for the three months and nine months ended December 31, 2002;

Expected volatility of 104%;

Expected life of the options of 4 years for the three months and nine months ended December 31, 2002;

No dividend yields.

3. Common Shares

During the nine months ended December 31, 2002, the Corporation issued 138,000 common shares from the exercise of employee stock options for total proceeds of $529,325.

4. Industry and Geographic Segments

	Financial Payment Processing Operations U.S.
	Three Months ended December 31		Nine Months ended December 31
	2002 $	2001 $	2002 $	2001 $
Revenue	2,455,164	2,126,582	6,281,881	6,742,393
Revenue major customers	1,232,165	1,030,710	3,069,244	3,890,698
Segment operating loss	(228,261)	(729,733)	(1,440,785)	(3,441,432)
Total assets	7,435,285	14,776,461	7,435,285	14,776,461

	Residential Real Estate Operations U.S.
	Three months ended December 31		Nine months ended December 31
	2002 $	2001 $	2002 $	2001 $
Revenue	83,078	53,559	165,485	131,853
Segment operating income (loss)	(36,859)	9,945	(71,803)	(33,640)
Total assets	1,650,086	1,665,349	1,650,086	1,665,349

	Administrative Operations Canada
	Three months ended December 31		Nine months ended December 31
	2002 $	2001 $	2002 $	2001 $
Revenue	--	--	1,000	7,500
Segment operating loss	(279,823)	(248,827)	(832,864)	(1,195,815)
Total assets	3,082,605	4,960,337	3,082,605	4,960,337

The Corporation employs a large amount of financial and managerial resources relating to its Financial Payment Processing Operations. The Financial Payment Processing Operations involve electronic check authorization, electronic check conversion (ECC) and primary and secondary check collection including electronic check re--presentment (RCK). The Corporation also provides electronic fund transfer switching services to certain segments of the retail industry. The Corporation focuses on providing its services to supermarkets, grocery stores, multi--lane retailers, convenience stores and other national, regional and local retailers. Administrative Operations is the corporate administration of the Corporation's headquarters. Residential Real Estate Operations involve the development and sale of residential real estate lots and homes in the United States. There were no inter--segment sales.

During the three months ended December 31, 2002, revenues from the Corporation's three largest customers amounted to approximately 20%, 19% and 10%, respectively, of total revenue (2001 - 0%, 27% and 20%). The actual amount of revenues from these customers amounted to approximately $500,000, $490,588 and $241,577 (2001 - $0, $584,860 and $445,850) respectively. During the nine months ended December 31, 2002, revenues from the Corporation's three largest customers amounted to approximately 23%, 14% and 11%, respectively, of total revenue (2001 - 22%, 20% and 14%). The actual amount of revenues from these customers amounted to approximately $1,479,451 $911,323 and $678,470 (2001 -- $1,502,036, $1,379,930 and $1,008,732) respectively. The Corporation may be economically dependent on revenues from these customers. These revenues are attributable to the Financial Payment Processing Operations segment.

5. Reconciliation of United States to Canadian Generally Accepted Accounting Principles

These financial statements are prepared using Canadian generally accepted accounting principles ("CDN GAAP") which do not differ materially from United States generally accepted accounting principles ("U.S. GAAP") with respect to the accounting policies and disclosures in these financial statements except as set out below:

a) Under U.S. GAAP, the Corporation could not effect the reduction in deficit of $22,901,744 (performed in fiscal 2001 and disclosed in the Corporation's Form 10--K for the fiscal year ended March 31, 2001) by reducing the stated capital of the shares of the Corporation's common stock.

b) The Corporation has adopted the "Goodwill and Other Intangible Assets" standard under CICA 3062 and SFAS 142 effective April 1, 2002 as disclosed in Note 2a. The US standard, SFAS 142 is identical to CICA 3062 except in one respect. Under the Canadian basis, the impairment is recorded as an adjustment to opening retained earnings as of the beginning of the year while under the US basis, the impairment is reflected as a cumulative effect of an accounting change in the Consolidated Statements of Operations and Deficit of the Corporation as follows:
Nine months ended December 31, 2002
$

Net loss -- CDN GAAP	(2,345,452)
U.S. GAAP adjustments:

Cumulative effect of accounting change	(6,433,586)
Net loss -- U.S. GAAP	(8,779,038)

Loss per share - CDN GAAP	(0.12)
U.S. GAAP adjustments:

Cumulative effect of accounting change per basic and diluted share	(0.33)

Loss per share - U.S. GAAP
Basic	(0.45)
Diluted	(0.45)

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report on Form 10--Q to the "Corporation", "LML", "we", "us" or "our" refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.'s direct subsidiaries include LML Corp., Legacy Promotions Inc. and LHTW Properties Inc. LML Corp.'s subsidiaries are LML Patent Corp., and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to dollars or "$" are to U.S. Dollars.

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10--K which has been prepared in accordance with Canadian generally accepted accounting policies, for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0--13959). We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

Forward Looking Information

All statements other than statements of historical fact contained herein are forward--looking statements. Forward--looking statements generally are accompanied by words such as "anticipate," "believe," "project," "potential" or "expect" or similar statements. The forward--looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing our services, the volume and total value of transactions processed by merchants utilizing our services, the technological adaptation of electronic check conversion end--users, the renewal of material contracts in our business, our ability to anticipate and respond to technological changes, particularly with respect to financial payments and e--commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against us, and the cost of protecting our intellectual property. Even if the assumptions on which the forward--looking statements are based prove accurate and appropriate, the actual results of our operations in the future may vary widely due to technological change, increased competition, additional government regulation or intervention in the industry, general economic conditions, other risks described in our filings with the Securities and Exchange Commission and other factors not yet known or anticipated. Accordingly, the actual results of our operations in the future may vary widely from the forward--looking statements included herein. All forward--looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

Overview

LML Payment Systems Inc. is a financial payment processor that primarily provides consumer financial payment processing solutions to retailers and other clients in the United States. Our financial payment processing solutions include traditional check recovery, electronic check re--presentment, electronic check authorization and electronic check conversion. We also provide electronic fund transfer switching services to certain segments of the retail industry. We focus on providing our services to supermarkets, grocery stores, multi--lane retailers, convenience stores and other national, regional and local retailers.

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

Other Operations. In a separate business segment, we own and manage a 332--acre manufactured home retirement property known as Wildwood Estates, in Wildwood, Florida. Operations have included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provide the resident community with certain amenities and services commonly associated with similar developments. We presently have the entire property listed for sale at $2.5 million and are exploring other options regarding its disposition. The results of operations for this business segment were not significant for the three and nine month periods ended December 31, 2002 or December 31, 2001.

Results of Operations

Three Months Ended December 31, 2002 results compared to Three Months Ended December 31, 2001

Revenues

Our revenues consist primarily of fees from our primary and secondary check collection, electronic check authorization, electronic check conversion and transaction switching business. Revenues are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Revenue from our electronic check authorization, electronic check conversion and transaction switching business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with our primary and secondary check collection business are contingent on successful recovery; accordingly, revenue is recognized as cash is received. In accordance with Statement of Position ("SOP") 97--2, "Software Revenue Recognition," we recognize software license revenue when all of the following criteria are met: execution of a written agreement; delivery of software; the license fee is fixed and determinable; collectibility of the proceeds is probable; and vendor--specific objective evidence exists to allocate the total fee to elements of multiple--element arrangements, including post contract customer support. Vendor--specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, the price established by authorized management or a substantive renewal rate for post--contract customer support. If we don't have sufficient evidence of the fair value of undelivered elements, revenue is recognized ratably over the support period when the undelivered element is post--contract customer support. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue. Revenue regarding Wildwood Estates is recognized when sales of property lots and mobile homes are completed. Maintenance fees from the management of the property and from the maintenance of the common areas are recognized straight line over the service period.

Total revenues increased to approximately $2.5 million for the three months ended December 31, 2002 from approximately $2.2 million for the three months ended December 31, 2001, an increase of approximately 13.6%. This increase was mainly attributable to an increase in revenues derived from the software license revenue resulting from our partnership with CheckFree Corporation. Revenues from our primary and secondary check collection business were approximately $1.5 million for the three months ended December 31, 2002 compared to approximately $1.8 million for the three months ended December 31, 2001, a decrease of approximately 16.6%. We believe this reduction is partially a result of us no longer providing electronic check recovery services for JC Penney and partially a result of softer consumer spending trends. Revenues from electronic check verification were approximately $369,000 for the three months ended December 31, 2002 compared to approximately $249,000 for the three months ended December 31, 2001, an increase of approximately 48.2%. The increase is mainly attributable to the rollout of check processing services, including electronic check verification, to 49 multi--lane grocery stores with 268 locations in the Houston, Texas area during the three months ended December 31, 2002.

During the three months ended December 31, 2002, we partnered with CheckFree Corporation to deliver an electronic check solution for lockbox operations. We granted CheckFree a non--exclusive, non--transferable perpetual royalty--bearing license to use certain modules of our software which, when combined with certain software owned by CheckFree, will form an Integrated Product designed to be employed in lockbox operations. Terms of the agreement involved a software license fee, an annual post contract customer support fee and royalties based upon future licensing of the CheckFree Integrated Product. In accordance with SOP 97--2, "Software Revenue Recognition", the software license fee has been recognized and included in revenue during the three months ended December 31, 2002. The post contract customer support fee will be recognized ratably over the support period. Royalty revenue will be recognized when realized and earned. The agreement with CheckFree Corporation is consistent with the development of our strategic objectives as it utilizes certain modules of our electronic transaction processing software and strengthens our position as a financial payment processor. We cannot anticipate the future demand, if any, from our customers and prospective customers for the licensing of our electronic transaction processing software and, therefore, we do not expect these types of revenue to recur on a quarter by quarter basis.

During the three months ended December 31, 2002, revenue from and associated with our three largest customers amounted to approximately 48.5% of our total revenue. We may be economically dependent on revenue from these customers.

Costs of operations

Costs of operations were approximately $1.9 million for the three months ended December 31, 2002 as compared to approximately $1.9 million for the three months ended December 31, 2001. For the three months ended December 31, 2002, costs of operations as a percentage of sales decreased to approximately 76% compared to approximately 85% for the three months ended December 31, 2001. The decrease was principally attributable to an increase in revenues while costs of operations remained constant. We continue to focus on implementing cost cutting measures through the introduction of automated processes and more cost efficient electronic check recovery methods. Salaries and benefits as a percentage of sales decreased to approximately 50% compared to approximately 56% for the three months ended December 31, 2001. Telecommunications costs were approximately $104,000 for the three months ended December 31, 2002 as compared to approximately $134,000 for the three months ended December 31, 2001, a decrease of approximately 22%. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses decreased to approximately $568,000 from approximately $589,000 for the three months ended December 31, 2002 and 2001, respectively, a decrease of approximately 3.6%. The decrease in sales, general and administrative expense is primarily attributable to lower costs associated with the reduction of personnel costs and general corporate expenses.

Amortization and depreciation

Amortization and depreciation decreased to approximately $575,000 from approximately $820,000 for the three months ended December 31, 2002 and 2001, respectively. These decreases are principally associated with our adoption of the provisions of CICA 3062 and SFAS 142 which no longer subject goodwill to amortization over its estimated useful life. Amortization of goodwill for the three months ended December 31, 2001 was approximately $207,000. Depreciation expenses for capital assets decreased to approximately $537,000 from approximately $560,000 for the three months ended December 31, 2002 and 2001, respectively.

Other expenses (income)

For the three months ended December 31, 2002 we had other expenses of approximately $3,000 compared to other income of approximately $102,000 for the three months ended December 31, 2001. The other expenses were attributed to a foreign exchange loss from cash and cash equivalents held in Canadian currency. For the three months ended December 31, 2001, we had other income attributed to the reconciliation of outstanding trade payables, which was a non--cash item of approximately $61,000 and an employee tax refund of approximately $41,000.

Interest

Interest expense was approximately $5,000 for the three months ended December 31, 2002 and 2001, respectively. Interest income was approximately $17,000 for the three months ended December 31, 2002 and 2001, respectively. Funds were placed in term deposits or short--term commercial paper at an average interest rate of 1.56% for the three months ended December 31, 2002 as compared to an average interest rate of 1.58% for the three months ended December 31, 2001.

EBITDA1

Earnings before income taxes, interest, depreciation and amortization, or "EBITDA," increased to approximately $34,000 from a loss of approximately $161,000 for the three months ended December 31, 2002 and 2001, respectively. This increase was mainly attributable to the increase in revenues derived from software license revenue resulting from our partnership with CheckFree Corporation.

Net loss

Net loss decreased to approximately $545,000 from approximately $969,000 for the three months ended December 31, 2002 and 2001, respectively. The decrease was principally attributable to the increase in revenues derived from software license revenue resulting from our partnership with CheckFree Corporation.

Basic and diluted loss per share were both approximately ($0.03) for the three months ended December 31, 2002, as compared to approximately ($0.05) for the three months ended December 31, 2001.

Nine Months Ended December 31, 2002 results compared to Nine Months Ended December 31, 2001

Revenues

Total revenues decreased to approximately $6.4 million for the nine months ended December 31, 2002 from approximately $6.9 million for the nine months ended December 31, 2001. This decrease was mainly attributable to a decrease in revenues from our primary and secondary check collections business. Revenues from our primary check collections business decreased approximately 18% from approximately $3.8 million for the nine months ended December 31, 2001 to approximately $3.1 million for the nine months ended December 31, 2002. Revenues from our secondary check collections business decreased approximately 22% from approximately $1.8 million for the nine months ended December 31, 2001 to approximately $1.4 million for the nine months ended December 31, 2002.

During the nine months ended December 31, 2002, we granted a personal, non--exclusive, non--transferable, limited sub--license under our intellectual property estate regarding the processing of electronic check transactions to a third party payment processor. The agreement involved an initial license fee, a portion of which has been received during the nine months ended December 31, 2002, in addition to a separate running royalty fee based upon future electronic check transactions processed by the licensee. Revenue from the initial license fee has been deferred and is expected to be recognized over the life of the agreement. The running royalty fee is being recognized on a monthly basis.

During the nine months ended December 31, 2002, revenue from and associated with the Corporation's three largest customers amounted to approximately 47.6% of the Corporation's total revenue. The Corporation may be economically dependent on revenue from these customers.

We maintain contracts with our largest customers that typically run for three--year durations. In many cases, these contracts include our provision of separate and related services. Many times, related services are sold as a bundle of services to these customers. In some cases, contracts to provide these services to these customers are automatically renewed and in other cases, some or all of the services are put out to general bid at the expiration of the contract term. In the instances where contracts expire and the customer places the contract out for general bid, we compete with competitors in order to renew contracts. During the nine months ended December 31, 2002, JCPenney, one of our largest customers, sought bids from us and other service providers to provide certain recovery services. We were ultimately unsuccessful in our bid for these services to JCPenney and, therefore, the resulting impact on future revenue is expected to be approximately $98,000 per quarter. We continue to provide primary collections and other services to JCPenney.

Cost of operations

Costs of operations decreased to approximately $5.1 million as compared to $6.5 million for the nine months ended December 31, 2002 and 2001, respectively, a decrease of approximately 21.5%. The decrease was principally attributable to our implementation of electronic check recovery methods which allowed us to migrate from labor--intensive traditional check recovery methods to more cost efficient electronic check recovery methods. This resulted in salaries and benefits decreasing to approximately $3.4 million as compared to approximately $4.6 million for the nine months ended December 31, 2002 and 2001, respectively, a decrease of approximately 26%. It also resulted in telecommunications costs decreasing from approximately $270,000 as compared to approximately $450,000 for the nine months ended December 31, 2002 and 2001, respectively, a decrease of approximately 40%. Costs of operations as a percentage of sales decreased to approximately 80% compared to approximately 95% for the nine months ended December 31, 2001. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $1.8 million and approximately $2.8 million for the nine months ended December 31, 2002 and 2001, respectively. The decrease in sales, general and administrative expense is primarily attributable to lower costs associated with the reduction of personnel costs and general corporate expenses.

Amortization and depreciation

Amortization and depreciation decreased to approximately $1.8 million from approximately $2.4 million for the nine months ended December 31, 2002 and 2001, respectively. These decreases are principally associated with our adoption of the provisions of CICA 3062 and SFAS 142 which no longer subject goodwill to amortization over its estimated useful life. Amortization of goodwill for the nine months ended December 31, 2001 was approximately $621,000. Depreciation expenses for capital assets were approximately $1.7 million as compared to approximately $1.6 million for the nine months ended December 31, 2002 and 2001, respectively.

Other expenses (income)

For the nine months ended December 31, 2002 we had other expenses of approximately $12,000 compared to other income of approximately $54,000 for the nine months ended December 31, 2001. For the nine months ended December 31, 2001, other income was attributed to the reconciliation of outstanding trade payables, which was a non--cash item of approximately $61,000 and an employee tax refund of approximately $41,000 offset by merger costs of approximately $41,000.

Interest

Interest expense decreased to approximately $18,000 from approximately $21,000 for the nine months ended December 31, 2002 and 2001, respectively. This decrease was due to the decrease in long--term debt. Interest income decreased to approximately $54,000 from approximately $137,000 for the nine months ended December 31, 2002 and 2001, respectively. This decrease in interest earned was primarily attributed to a decrease in funds placed in term deposits or short--term commercial paper, as well as a decrease in interest rates to an average of 1.54% as compared to 1.58% for the nine months ended December 31, 2002 and 2001, respectively.

EBITDA1

Earnings before income taxes, interest, depreciation and amortization, or "EBITDA," decreased to a loss of approximately $551,000 from a loss of approximately $2.4 million for the nine months ended December 31, 2002 and 2001, respectively, a decrease in losses of approximately 77%. The decrease was principally attributable to our Financial Payment Processing operations implementation of electronic check recovery methods, which enabled us to reduce staffing levels and related costs. The decrease was also attributed to the increase in revenues derived from software license revenue resulting from our partnership with CheckFree Corporation.

Net Loss

Net loss decreased to approximately $2.3 million from approximately $4.7 million for the nine months ended December 31, 2002 and 2001, respectively, a decrease in net loss of approximately 51.1%. The decrease in net loss was principally attributable to our Financial Payment Processing operations implementation of electronic check recovery methods, which enabled us to reduce staffing levels and related costs. The decrease was also attributed to the increase in revenues derived from software license revenue resulting from our partnership with CheckFree Corporation.

Loss per both basic and diluted shares was ($0.12) for the nine months ended December 31, 2002, as compared to ($0.24) for the nine months ended December 31, 2001.

Business Developments

During the current quarter, we partnered with CheckFree Corporation to deliver an electronic check solution for lockbox operations. We granted Checkfree a non--exclusive, non--transferable, perpetual royalty--bearing license to use certain modules of our software which, when combined with certain software owned by CheckFree, will form an Integrated Product designed to be employed in lockbox operations. In addition to the software license fee and post--contract customer support fees, the license also provides for royalties based upon future licensing of the Integrated Product. We believe this partnership complements and enhances our efforts to provide electronic check services to the lockbox market.

We continue to be active in the area of our intellectual property and have received various levels of interest and clarification from parties regarding licensing arrangements regarding our patent estate. Our goal is to negotiate long--term arrangements based upon acceptable financial terms while at the same time preparing to enforce the rights granted to us under our patent estate. While we have not quantified the result of successfully licensing our patent estate, we expect that licensing arrangements would have a significant impact upon our future financial performance.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $3.6 million in working capital as of December 31, 2002, compared to approximately $3.8 million in working capital as of March 31, 2002. The decrease in working capital was related to normal operating activities and a decrease in accounts payable and accrued liabilities of approximately $552,000, a decrease of prepaid expenses of approximately $256,000 and an increase in accounts receivable of approximately $583,000. Cash flows used in operations were approximately $1.3 million as compared to approximately $3.2 million for the nine months ended December 31 2002 and 2001, respectively, a decrease in cash flows used in operations of approximately 59%. Cash used in investing activities was approximately $253,000 as compared to approximately $497,000 for the nine months ended December 31, 2002 and 2001, respectively. The decrease during the nine months ended December 31, 2002 was due mainly to a reduction in capital asset expenditures. Cash provided by financing activities was approximately $302,000 for the nine months ended December 31, 2002, as compared to cash used in financing activities of approximately $208,000 for the nine months ended December 31, 2001. The increase in cash provided by financing activities is primarily due to the exercise of options of our common stock during the three months ended December 31, 2002.

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

Recently Issued Accounting Standards

In 2001, the Financial Accounting Standards Board ("FASB") and the Canadian Institute of Chartered Accountants ("CICA") issued new pronouncements governing business combinations, goodwill and intangible assets as described in Note 2.(a) to the accompanying unaudited consolidated financial statements. With the adoption of CICA 3062 and FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair--value--based test at the reporting units level. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Determining the useful lives of intangible assets will require considerable judgment and fact--based analysis.

We have adopted the provisions of CICA 3062 and SFAS 142 effective April 1, 2002 which require us to perform the first of the CICA 3062 and SFAS 142 impairment tests before the end of the second quarter of 2002. During the second quarter of 2002, the Corporation completed its first fair value based impairment tests and recorded a one--time, non--cash charge of approximately $6.4 million to reduce the carrying value of its goodwill. Such charge is non--operational in nature and is recognized as the effect of a change in accounting policy and recorded as an adjustment to the opening deficit balance as of the beginning of the current fiscal year under CICA 3062 (see Note 5 to the accompanying unaudited consolidated financial statements regarding SFAS 142).

Contingencies

In addition to the legal matters previously reported in our Annual Report filed on Form 10--K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0--13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2002, until December 31, 2002, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10--K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0--13959).

ITEM 4. Controls and Procedures

Based on their evaluation, as of a date within ninety days of the filing of this Report on Form 10--Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a--14 and 15d--14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material changes with respect to the information concerning legal proceedings contained in our Annual Report on Form 10--K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on June 28, 2002 (file no. 0--13959). In addition to the legal matters as described herein and as previously reported in our most recent report on Form 10--K, we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 6. Exhibits and Reports on Form 8--K

a) Exhibits:

Exhibit

Number Description of Document

3.1 Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10--Q for the period ended September 30, 2000, of LML Payment Systems Inc. (File No. 0--13959)).

3.2 Bylaws (incorporated by reference to Exhibit 1.2 to the Annual Report on Form 20--F for the fiscal year ended March 31, 1998, of LML Payment Systems Inc. (File No. 0--13959)).

3.3 Amendment to Bylaws of LML Payment Systems Inc. (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10--Q for the period ended September 30, 2001, of LML Payment Systems Inc. (File No. 0--13959)).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes--Oxley Act of 2002 (filed herewith).

99.2 Certification of Controller and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes--Oxley Act of 2002 (filed herewith).

b) Reports on Form 8--K

We filed the following Current Reports on Form 8--K with the Securities and Exchange Commission during the quarter ended December 31, 2002:

i) A current report on Form 8--K, dated October 30, 2002, was filed on November 1, 2002 (Item 5)

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Richard R. Schulz

Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: February 14, 2003

OFFICER CERTIFICATION

I, Patrick H. Gaines, certify that:

1.  I have reviewed this quarterly report on Form 10--Q of LML Payment Systems Inc.;

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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a--14 and 15d--14) for the registrant and we have:

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

February 14, 2003

/s/ Patrick H. Gaines

Patrick H. Gaines

President and CEO

OFFICER CERTIFICATION

I, Richard R. Schulz, certify that:

1.  I have reviewed this quarterly report on Form 10--Q of LML Payment Systems Inc.;

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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a--14 and 15d--14) for the registrant and we have:

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

February 14, 2003

/s/ Richard R. Schulz

Richard R. Schulz

Controller and Chief Accounting Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES--OXLEY ACT OF 2002.

In connection with the Quarterly Report of LML Payment Systems Inc. (the "Corporation") on Form 10--Q for the period ended December 31, 2002 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Patrick H. Gaines, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes--Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

/s/ Patrick H. Gaines

Patrick H. Gaines

Chief Executive Officer

February 14, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES--OXLEY ACT OF 2002.

In connection with the Quarterly Report of LML Payment Systems Inc. (the "Corporation") on Form 10--Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard R. Schulz, Controller and Chief Accounting Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes--Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

/s/ Richard R. Schulz

Richard R. Schulz

Controller and Chief Accounting Officer

February 14, 2003