Form 10-K
period 2003-03-31
LML PAYMENT SYSTEMS INC
filed 2003-06-27
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

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

Common Stock, without par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. ). Yes [X] No [ ]

As of September 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant held by non-affiliates based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ SmallCap Market, was approximately $78,296,676.

As of June 20, 2003, the Registrant had 19,593,061 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.

2002 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. Business

Unless the context otherwise requires, references in this report on Form 10-K to the "Company", "LML," "we," "us" or "our" refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. Effective April 1, 2001, CFDC Holdings Corp., CF Data Corp., Check Technologies, Inc., National Recovery Systems, Ltd. of America d/b/a Check Center, National Process Servers, Inc. and Phoenix EPS, Inc. merged into ChequeMARK Inc., which simultaneously changed its name to LML Payment Systems Corp. Subsequent to the merger, LML Payment Systems Inc.'s subsidiaries are LML Corp. (formerly known as ChequeMARK Holdings Inc.), Legacy Promotions Inc. and LHTW Properties, Inc. LML Corp's subsidiaries are LML Patent Corp. (formerly known as ChequeMARK Patent Inc.), and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to "$" are to U.S. Dollars.

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

Subsequent to the year ended March 31, 2003, we sold the Wildwood Estates property for total gross proceeds of approximately $2.4 million cash. Wildwood Estates is a 332-acre manufactured home retirement property in Wildwood, Florida which we owned and managed in a separate business segment. Operations included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provided the resident community with certain amenities and services commonly associated with similar developments.

Revenue from our financial payment processing services comprised approximately 98% of our total revenue in 2003, compared to approximately 2% for the manufactured home retirement property business. For additional information relating to our business segments and operations, please see Note 14 to the Consolidated Financial Statements in Part II, Item 8. of this report.

Strategy

In November, 2001 the U.S. Federal Reserve released research results from three main studies(1): The Depository Financial Institution Check Study, the Check Sample Study and the Electronic Payment Study. The Check Sample Study indicated that approximately 50 billion checks were written in the United States in the year 2000, totaling approximately $48 trillion in payments. Approximately 50 percent were written by consumers. The study also established that the leading use of checks was for remittance or bill payment followed by consumer payments made at the retail point-of-sale.

We believe that there is a large market for financial payment processing solutions including electronic check authorization, traditional and electronic check recovery and we believe that there will likely be a large market for electronic check conversion services.

1. A Snapshot of the Retail Payments System: Research Results from the Federal Reserve.
The Depository Financial Institution Check Study: The Check Sample Study Electronic Payment Instruments Study, November, 2001
Federal Reserve System

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

We also have a strategic objective to develop revenue streams from the licensing of our intellectual property, specifically, the licensing of the intellectual property associated with our five patents regarding electronic check processing.

In furtherance of this objective, during the year ended March 31, 2003, we granted a personal, non-exclusive, non-transferable, limited sub-license to Global eTelecom, Inc. under our intellectual property estate regarding the processing of electronic check transactions. Global eTelecom agreed to pay an up-front license fee and a running royalty fee based upon each electronic check transaction processed.

We continue to actively seek to license our patent estate and have received various levels of interest from business partners regarding licensing arrangements. Our goal is to negotiate long-term arrangements based upon favourable financial terms while at the same time preparing to enforce the rights granted to us under our patent estate. While we have not quantified the results of successfully licensing our patent estate, we expect that licensing arrangements would have a significant positive impact upon our future financial performance.

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

In order to enhance our authorization services we partnered with SafeCheck LLC to offer retail merchants an online, real-time consumer account verification service whereby, as part of a transaction authorization process, we could verify that a consumer's account existed and that the consumer's account contained sufficient funds to cover the transaction. In addition to enhanced verification, the SafeCheck relationship provides for the real-time debit of a consumer's account thereby allowing for same day settlement for check transactions. SafeCheck is owned by 11 banking organizations in the United States that together account for 45% of the nation's demand deposit accounts. The bank owners include ABN Amro, Bank of America, BB&T, Citibank, Fleet National Bank, JPMorgan Chase Bank, US Bank, Union Bank of California, Union Planters, Wachovia and Wells Fargo. Three EFT switches are also owners and they include NYCE Corp., Pulse and STAR.

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

We employ proven IBM Mainframe hardware equipment for all of our electronic payment processing including electronic check authorization, electronic check re-presentment, electronic check conversion and credit, debit and EBT card switching. We also employ our proprietary processing software - known as the Retail Electronic Payments System - to process all electronic payment transactions. Our data center is operated by technical and support personnel on a 24 hour / 7 days a week basis. We maintain disaster recovery arrangements with IBM and several communication carriers. We are presently evaluating plans for construction of a second data center which will provide redundant and geographically separate processing capabilities which will enable an instantaneous redirection of all information technology services.

Sales and Marketing

We market our financial payment processing services, including traditional check recovery, electronic check recovery, electronic check authorization, electronic check conversion and electronic fund transfer switching services, directly through an internal sales force which, at March 31, 2003, included 6 sales people who sold directly to local "mom & pop" stores, as well as to medium and large retailers. Our strategy has been to provide a suite of vertical check processing services to clients while also providing electronic authorization routing or switching services for other point-of-sale tender types such as credit card, debit card and EBT.

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

Under our LASRtm brand, we are developing and planning to market three distinct electronic check services for the retail point-of-sale: LASR Datatm, LASR Directtm and LASR Debittm. All include certain levels of authorization, settlement and recovery. We believe that the retail merchant community is heavily segmented into different types of merchants who require highly different service offerings. Our strategy is to match individual merchants with the type of LASRtm service offering that best meets their requirements.

In addition to the retail point-of-sale, recently approved rules allow for the conversion of consumer checks from remittance lockbox operators. We announced a partnership with CheckFree Corporation through which we will provide and maintain key technology for CheckFree's lockbox conversion program. We estimate that last year remittance lockboxes processed over 8 billion paper payments. As a market entry into this industry segment, our strategy is to continue to support and maintain our obligations under our partnership agreement with CheckFree.

We presently own five United States patents that describe electronic check processing methods. We plan to develop the profitability of our intellectual property and related technology through the provision of electronic check processing licenses. We plan to offer licenses of our technology in exchange for royalty fees that are typically calculated on a transaction basis. During the fiscal year ended March 31, 2003, we awarded a limited sub-license to Global eTelecom Inc., a company that provides electronic check conversion services primarily, but not exclusively, to the small retailer segment of the market and to mail-order and telephone order businesses.

We are an active participant and sponsor at many trade association conferences and tradeshows including NACHA's "Payments 2003", NACHA's "Electronic Check 2003", the Food Marketing Institute's "Marketechnics 2003" and the "National Retailer Association" show.

We continue to evaluate and examine acquisition opportunities of businesses where we believe our electronic check processing services can be offered to existing clientele in such industries as commercial lockbox, telephone catalogue businesses and Internet businesses.

Competition

The financial payment processing market in which we operate is highly competitive and is characterized by changing technology, evolving industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence. Our competitors include other check authorization, collections, software development and guarantee firms offering some or all of the payment processing services offered by us, including electronic check authorization and collections, electronic check re-presentment and electronic check conversion. There are at least 17 competing verification companies. We believe our largest competitors are First Data's TeleCheck Services, Certegy, Inc. Visa USA and ECHO's XPRESSCHEX, Inc. In addition, we anticipate that entities within the related credit card and banking industry, which are both highly competitive, may provide competing electronic checking services in the future. Many of our competitors have greater technical, financial and marketing resources than us and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than us. There can be no assurance that our current products and services will not become obsolete or that we will have the financial, technical and marketing resources and support facilities to compete successfully in the future.

We believe that part of our success will depend on our ability to successfully market existing products, to acquire transaction volume, and to develop and introduce new products and services in addition to or as enhancements of existing products and services. However, there can be no assurance that we will be able to increase our transaction volume, develop and introduce new products and services in addition to, or as enhancements of, existing products and services or compete successfully in the future.

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

In addition, on September 4, 2001, we received notification of the issuance of U.S. Patent No. 6,283,366. This patent addresses electronic check conversion regarding corporate checks and electronic fund transfers and relates to existing U.S. Patent No. 5,484,988 and U.S. Patent No. 6,164,528. On March 12, 2002, we received notification of the issuance of U.S. Patent No. 6,354,491. This patent addresses electronic check processing and relates to existing U.S. Patent Nos. 5,484,988, 6,164,528 and 6,283,366.

Subsequent to the year ended March 31, 2003, we received notification of the issuance of U.S. Patent No. 6,547,129. This patent addresses electronic check processing and relates to existing U.S. Patent Nos. 5,484,988, 6,164,528, 6,283,366 and 6,354,491.

During the year ended March 31, 2003, we granted a personal, non-exclusive, non-transferable, limited sub-license to Global eTelecom, Inc. under our intellectual property estate regarding the processing of electronic check transactions. Global eTelecom agreed to pay the subsidiary an up-front license fee and a running royalty fee based upon each electronic check transaction processed.

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

Risks Associated with the Development of our Business

As we continue to develop our business in the financial payment processing industry, we may encounter unforeseen difficulties, some of which may be beyond our ability to control related to marketing, product development, regulation, or proprietary technology. The success of our business will depend on, among other things, the demand for and cost of marketing our technology, the volume and total value of transactions processed by merchants utilizing our technology, the technological adaptation of electronic check conversion end-users, the renewal of material contracts with existing clients, our ability to anticipate and respond to technological changes, particularly with respect to e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, and the cost of protecting our technological products. The actual results of our operations in the future may vary widely due to, but not limited to, technological changes, increased competition, new government regulation or intervention in the industry, general economic conditions and other risks described in our filings with the Securities and Exchange Commission.

Corporate History

We were originally incorporated under the laws of the Province of British Columbia, Canada, as a "specially limited company" on January 24, 1974. In October 1997, after receipt of shareholder approval, our directors elected to change our governing corporate jurisdiction to the Yukon Territory, which change became effective in November 1997. Under the Yukon Business Corporations Act, we are a corporation, which enjoys limited liability for its shareholders, is governed by its Board of Directors and generally has the powers and capacity attributable to a corporation.

Employees

There exists competition for personnel in the financial payment processing industry. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel. There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future. As of June 20, 2003, we had 100 full-time employees and 1 part-time employee, including 6 employees in sales and marketing and 13 employees in administration and finance. We also employ consultants to perform services for us from time to time.

Business Concentration

During the fiscal year ended March 31, 2003, fees from and associated with our three largest customers amounted to approximately 46% of total revenue. 7-Eleven, JC Penney, and Dillon's were our principal customers. In fiscal year 2003, revenue from 7-Eleven, JC Penney, and Dillon's amounted to approximately 22%, 13% and 11%, respectively, of our total revenue. We may be economically dependent on revenue from these customers. During the year ended March 31, 2003, JC Penney, one of our largest customers and responsible for approximately 20% of total revenue in the year ended 2002, sought bids from us and other financial payment processing service providers to provide both a new centralized return service and an electronic check recovery service, one of the services already provided by us to JC Penney. Ultimately, we were unsuccessful in our bid to provide these services and by the conclusion of our third quarter of fiscal 2003 no longer provided these services to JC Penney. We are continuing to provide primary collections and other services to JC Penney. As a result, electronic check recovery service revenue received from JC Penney decreased from approximately $536,000 in fiscal year 2002 to approximately $328,000 in fiscal year 2003. See "Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operations."

Financial Information by Industry and Geographical Segments

Financial information relating to industry and geographical segments can be found in the Notes to Consolidated Financial Statements included herein.

Florida Manufactured Home Retirement Community Business

Our wholly owned subsidiary, LHTW Properties Inc., owned and operated a retirement styled residential community located in Wildwood, Florida, known as Wildwood Estates. Wildwood Estates consisted of approximately 332 acres including approximately 76 acres of platted and developed land, 136 acres of developable area outside of the platted area, and 120 acres of wetlands.

Wildwood Estates is a manufactured home subdivision. All residents owned their own home and land and paid for the amenities, upkeep and maintenance of common area facilities.

Subsequent to the year ended March 31, 2003, our wholly owned subsidiary, LHTW Properties Inc., sold the Wildwood Estates property for total gross proceeds of approximately $2.4 million cash.

ITEM 2. Properties

Office Space. As of June 20, 2003, we leased office space containing approximately 34,000 square feet of floor space for our operations. Our principal facilities include:

Approximate

Location Square Feet Description

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

Florida Real Estate. Wildwood Estates is a manufactured home subdivision located in Wildwood, Florida and is comprised of five platted subdivisions, along with adjacent land area (common areas and surplus land). The total development consisted of approximately 332 acres including approximately 76 acres of platted and developed land, 136 acres of developable area outside of the platted areas, and 120 acres of wetlands. Subsequent to the year ended March 31, 2003, we sold the Wildwood Estates property.

ITEM 3. Legal Proceedings

On December 14, 2000, we received a complaint filed by Todd H. Moore against us in the 150th District Court, Bexar County, Texas. Mr. Moore is seeking an order directing us to deliver an option to purchase 250,000 shares of our common stock at $1.50 per share, or, alternatively, damages of $10 million, and certain other relief. Mr. Moore alleges that we retained him in 1998 to assist in raising media exposure of us and that as compensation for such services, Mr. Moore was to receive the stock option. We are unaware of any further developments in this action. We believe this suit is without merit and intend to defend this action vigorously.

Originally, in December 1999, Mr. Moore filed a similar suit against us in the United States District Court, Western District of Washington, alleging substantially the same facts as those set forth above. The original suit was dismissed with prejudice on June 5, 2000. Mr. Moore filed a motion with the court in Washington to have the dismissal in the prior suit changed to a dismissal without prejudice. This motion was granted by the court in February 2001. We are unaware of any further developments in this action.

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

Fiscal Year Ended	High	Low
March 31	$	$
2003
1Q	12.44	6.70
2Q	7.24	3.50
3Q	13.93	5.05
4Q	13.75	4.74
2002
1Q	5.75	3.50
2Q	5.30	3.75
3Q	5.23	3.12
4Q	12.10	3.37

The prices set forth above are not necessarily indicative of liquidity of the trading market for our common stock. Trading in our common stock is limited and sporadic.

Our common stock price is volatile.

The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

    Actual or anticipated fluctuations in our operating results;
    Financial or business announcements by us, our competitors or our customers;
    Announcements of the introduction of new or enhanced products and services by us or our competitors;
    Announcements of mergers, joint development efforts or corporate partnerships in the electronic commerce market;
    Market conditions in the banking, telecommunications, technology and emerging growth sectors;
    Rumors relating to our competitors or us; and
    General market or economic conditions.

In addition, the U.S. stock markets have experienced significant price and volume fluctuations which have particularly affected the trading price of equity securities of many technology companies.

Holders of Common Stock

As of June 2, 2003, there were approximately 409 record holders of our common stock, with 19,593,061 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan and the 1998 Stock Incentive Plan:
	(A)	(B)	(C)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders[1]	2,015,000	$6.08	2,482,500
Equity compensation plans not approved by security holders[2]	80,000	$7.21875	-
Total	2,095,000	-	2,482,500

1. These plans consist of (i) the 1996 Stock Option Plan, (ii) the 1998 Stock Incentive Plan

2. These plans consist of 80,000 options granted to a former consulting agreement dated November 30, 1999, vesting over a period of 1 year, expiring on November 30, 2005.

ITEM 6. Selected Financial Data

The following table presents summary historical financial and other data. The selected historical financial data presented below as of and for each of the years in the five year period ended March 31, 2003, is derived from audited Consolidated Financial Statements (see Note 17 to the Consolidated Financial Statements in Part II, Item 8). Readers should read the financial data below together with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and with our Consolidated Financial Statements, including the notes thereto (2003, 2002 and 2001 only), included elsewhere in this annual report.

Table of Selected Financial Data1

Year Ended March 31

(Presented under Canadian GAAP)

(Amounts in thousands, except per share data)
	2003	2002	2001	2000	1999
Statement of operations data:
Operating revenue	$8,773	$9,268	$10,071	$3,045	$234
Net loss [3]	(3,048)	(5,238)	(5,214)	(2,347)	(2,315)
Per share - basic	(.16)	(.27)	(.34)	(.19)	(.22)
Per share - diluted	(.16)	(.27)	(.34)	(.19)	(.22)
Weighted average number of common shares outstanding - basic	19,495	19,249	16,769	12,089	10,460
Weighted average number of common shares outstanding - diluted	19,495	19,249	16,769	12,089	10,460
Balance Sheet Data:
Current assets	$4,908	$5,760	$9,659	$12,358	$150
Total assets[2]	11,553	20,919	27,311	23,738	3,562
Current liabilities	1,346	1,952	2,976	2,522	1,101
Long-term debt, less current portion	-	89	274	70	879

Table of Selected Financial Data1

Year Ended March 31

(Reconciliation As Adjusted for U.S. GAAP)

(Amounts in thousands, except per share data)
	2003	2002	2001	2000	1999
Statement of operations data:
Operating revenue	$8,773	$9,268	$10,071	$3,045	$234
Net loss before cumulative effect of accounting change	(3,048)	(5,238)	(5,214)	(2,229)	(2,433)
Per share - basic	(.16)	(.27)	(.34)	(.18)	(.23)
Per share - diluted	(.16)	(.27)	(.34)	(.18)	(.23)
Cumulative effect of accounting change	(6,434)	-	-	-	-
Per share - basic	(.33)	-	-	-	-
Per share - diluted	(.33)	-	-	-	-
Net loss [3]	(9,482)	(5,238)	(5,214)	(2,229)	(2,433)
Per share - basic	(.49)	(.27)	(.34)	(.18)	(.23)
Per share - diluted	(.49)	(.27)	(.34)	(.18)	(.23)
Weighted average number of common shares outstanding - basic	19,495	19,249	16,769	12,089	10,460
Weighted average number of common shares outstanding - diluted	19,495	19,249	16,769	12,089	10,460
Balance Sheet Data:
Current assets	$4,908	$5,760	$9,659	$12,358	$150
Total assets[2]	11,553	20,919	27,311	23,738	3,444
Current liabilities	1,346	1,952	2,976	2,522	1,101
Long-term debt, less current portion	-	89	274	70	879

1. The financial information set forth in this table for the fiscal years ended March 31, 1999, 2000, 2001, 2002 and 2003 includes our accounts on a consolidated basis. The financial data for the fiscal year ended March 31, 2000 includes the acquisition of CFDC Holdings Corp. and National Recovery Systems, Ltd. of America d/b/a Check Center. The financial data for the fiscal year ended March 31, 2001 includes the acquisition of Phoenix EPS Inc. and Check Technologies Inc.

2. The Total Assets for the fiscal year ended March 31, 2003 are reflective of a one-time non-cash charge of approximately $6.4 million to write-off the carrying value of our goodwill. See the Notes to our Consolidated Financial Statements included herein. The Total Assets for the fiscal year ended March 31, 1999 have been retroactively restated to reflect the adoption of a new accounting policy of expensing development costs.

3. Under Canadian generally accepted accounting principals ("Canadian GAAP"), goodwill impairment of approximately $6.4 million is recorded as an adjustment to opening retained earnings as of the beginning of the fiscal year ended March 31, 2003, while under U.S. generally accepted accounting principles ("U.S. GAAP"), the impairment is reflected as a cumulative effect of an accounting change and included in net loss for the fiscal year ended March 31, 2003.

Other Data

The following table reconciles EBITDA to the accompanying audited Consolidated Financial Statements:

Table of Selected Financial Data1

Year Ended March 31

(Reconciliation of EBITDA to Canadian GAAP)

(Amounts in thousands)
	2003	2002	2001	2000	1999
Net loss[2]	(3,048)	(5,238)	(5,214)	(2,347)	(2,315)
Add: Interest Taxes Depreciation and Amortization EBITDA[3]	(53) 20 2,390 (691)	(132) 17 3,247 (2,106)	(571) 58 3,085 (2,642)	213 18 884 (1,232)	107 - 349 (1,859)

Table of Selected Financial Data1

Year Ended March 31

(Reconciliation As Adjusted for U.S. GAAP)

(Amounts in thousands)
	2003	2002	2001	2000	1999
Net loss[2]	(9,482)	(5,238)	(5,214)	(2,229)	(2,433)
Add: Cumulative Effect of Accounting Changes[2] Interest Taxes Depreciation and Amortization EBITDA[3]	6,434 (53) 20 2,390 (691)	- (132) 17 3,247 (2,106)	- (571) 58 3,085 (2,642)	- 213 18 884 (1,114)	- 107 - 349 (1,977)

1. The financial information set forth in the table for the fiscal years ended March 31, 1999, 2000, 2001, 2002 and 2003 includes our account on a consolidated basis. The financial data for the fiscal year ended March 31, 2000 includes the acquisition of CFDC Holdings Corp. and National Recovery Systems, Ltd. of America d/b/a Check Center. The financial data for the fiscal year ended March 31, 2001 includes the acquisition of Phoenix EPS Inc. and Check Technologies Inc.

2. Under Canadian generally accepted accounting principals ("Canadian GAAP"), goodwill impairment of approximately $6.4 million is recorded as an adjustment to opening retained earnings as of the beginning of the fiscal year ended March 31, 2003, while under U.S. generally accepted accounting principles ("U.S. GAAP"), the impairment is reflective as a cumulative effect of an accounting change and included in net loss for the fiscal year ended March 31, 2003.

3. EBITDA is earnings before interest, taxes, depreciation and amortization. It is important to note that EBITDA is a supplemental non-GAAP measure and does not represent cash provided or used by operating activities. We believe that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performance as it provides as additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. To evaluate EBITDA, components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (as determined in accordance with Canadian GAAP or U.S. GAAP as an indicator of our operating performance or to cash flows from operation activities (as determined in accordance with Canadian GAAP or U.S. GAAP) as a measure of liquidity. Our method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to our similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. See Item 8. "Financial Statements." This information is not necessarily indicative of future operating results. The Consolidated Financial Statements and Notes thereto have been prepared in accordance with Canadian generally accepted accounting principles.

Forward Looking Information

All statements other than statements of historical fact contained herein are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "intend," "project," "potential" or "expect" or similar statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing our services, the volume and total value of transactions processed by merchants utilizing our services, the technological adaptation of electronic check conversion end-users, the renewal of material contracts in our business, our ability to anticipate and respond to technological changes, particularly with respect to financial payments and e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against us, and the cost of protecting our intellectual property. Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of our operations in the future may vary widely due to technological changes, increased competition, new government regulation or intervention in the industry, general economic conditions and other risks described in our filings with the Securities and Exchange Commission. Accordingly, the actual results of our operations in the future may vary widely from the forward-looking statements included herein. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

Revenue from our financial payment processing services comprised approximately 98% of our total revenue in 2003, compared to approximately 2% for the manufactured home retirement property business. For additional information relating to our business segments and operations, please see Note 14 to the Consolidated Financial Statements in Part II, Item 8. of this annual report.

The corporate acquisitions that have been completed by us over the past three years have made our results of operations not directly comparable year over year due to a full 12 months of operation results not being included in prior fiscal years, as well as the increase in amortization for the corporate acquisitions. The acquisition of Phoenix EPS Inc. and Check Technologies Inc., which were completed in fiscal year 2001, were not included in our results of operations until July 2000.

In a separate business segment, we owned and managed a 332-acre manufactured home retirement property known as Wildwood Estates, in Wildwood, Florida. Operations included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provided the resident community with certain amenities and services commonly associated with similar developments. Subsequent to the year ended March 31, 2003, we sold the Wildwood Estates property for total gross proceeds of approximately $2.4 million cash.

Results of Operations

Fiscal year 2003 compared to Fiscal year 2002

Revenue

Our revenue consists primarily of fees from our primary and secondary check collection, electronic check authorization, electronic check conversion and transaction switching business. Revenue is recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Revenue from our electronic check authorization, electronic check conversion and transaction switching business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with our primary and secondary check collection business are contingent on successful recovery; accordingly, revenue is recognized as cash is received. In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," we recognize software license revenue when all of the following criteria are met: execution of a written agreement; delivery of software; the license fee is fixed and determinable; collectability of the proceeds is probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements, including post contract customer support. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, the price established by authorized management or a substantive renewal rate for post-contract customer support. If we do not have sufficient evidence of the fair value of undelivered elements, revenue is recognized ratably over the support period when the undelivered element is post-contract customer support. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue. Revenue regarding Wildwood Estates was recognized when sales of property lots and mobile homes were completed. Maintenance fees from the management of the property and from the maintenance of the common areas were recognized straight line over the service period.

During the year ended March 31, 2003, we granted a personal non-exclusive, non-transferable, limited sub-license under our intellectual property estate regarding the processing of electronic check transactions to a third party payment processor. The agreement involved an initial license fee, in addition to a separate running royalty fee based upon future electronic check transactions processed by the licensee. Revenue from the initial license fee has been deferred and is expected to be recognized over the life of the agreement. The running royalty fee is being recognized on a monthly basis.

During the year ended March 31, 2003, JC Penney, one of our largest customers and responsible for approximately 20% of total revenue in the year ended 2002, sought bids from us and other financial payment processing service providers to provide both a new, centralized return service, and an electronic check recovery service, one of the services provided by us to JC Penney. Ultimately, we were unsuccessful in our bid for these services and by the conclusion of our third quarter of fiscal 2003 we no longer provided these services to JC Penney. As a result, electronic check recovery service revenue received form JC Penney decreased from approximately $536,000 in fiscal 2002 to approximately $328,000 in fiscal year 2003. We are continuing to provide primary collections and other services to this customer which resulted in revenue of approximately $832,000 in fiscal 2003 as compared to approximately $1.5 million in fiscal 2002.

On March 31, 2003, Fleming Retail Group ("Fleming"), one of our customers we currently provide transaction switching services to, filed for Chapter 11 reorganization in the United States Bankruptcy Court. Fleming recently notified us of its intention to commence closing and selling their remaining grocery retail store locations. Consequently, we believe the transaction switching services currently provided by us to Fleming may no longer be required and, therefore, the resulting impact on future revenue could be a reduction of approximately $360,000 per year or approximately 4% of our total revenue.

Total revenue for fiscal year 2003 was approximately $8.8 million, approximately a 5.4% decrease over total revenue of approximately $9.3 million for fiscal year 2002. This decrease is primarily the result of reductions in revenue from our primary and secondary check collections business. Revenue from our primary check collections business decreased approximately 20.75% from approximately $5.3 million for fiscal year 2002 to approximately $4.2 million for fiscal year 2003. Revenue from our secondary check collections business decreased approximately 17.4% from approximately $2.3 million for fiscal year 2002 to approximately $1.9 million for fiscal year 2003. We believe the reductions in revenue from our primary and secondary check collections business is partially a result of us no longer providing electronic check recovery services for one of our largest customers and partially a result of softer consumer spending trends throughout fiscal year 2003. Revenue from electronic check verification increased approximately 18.2% from approximately $1.1 million for fiscal year 2002 to approximately $1.3 million for fiscal year 2003. The increase is mainly attributable to the rollout of check processing services, including electronic check verification, to 49 multi-lane grocery stores with 268 locations in the Houston, Texas area during the third quarter of fiscal year 2003. Revenue from the licensing of certain modules of our software increased approximately $490,000 for the year ended March 31, 2003. The increases in electronic check verification revenue and software licensing revenue is consistent with our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor. Revenue relating to Wildwood Estates increased approximately 14% from approximately $187,000 in fiscal year 2002 to approximately $213,000 for fiscal year 2003.

Costs of operations

Costs of operations decreased from approximately $8.1 million in fiscal year 2002 to approximately $6.9 million in fiscal year 2003, a decrease of approximately 14.8%. Financial payment processing costs of operations decreased approximately 16.2% from approximately $7.9 million in fiscal year 2002 to approximately $6.6 million for fiscal year 2003. The decrease was principally attributable to our implementation of electronic check recovery methods which allowed us to migrate from labor intensive traditional check recovery methods to more cost efficient electronic check recovery methods. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. For fiscal year 2003, costs of operations as a percentage of revenue decreased to approximately 77.4% compared to approximately 87.1% for fiscal year 2002. Financial payment processing costs of operations were approximately $1.6 million in the first quarter, approximately $1.5 million in the second quarter, approximately $1.8 million in the third quarter and approximately $1.7 million in the fouth quarter. We continue to seek ways to reduce costs of operations. Costs of operations related to Wildwood Estates increased approximately 24.4% from approximately $226,000 in fiscal year 2002 to approximately $281,000 for fiscal year 2003.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses decreased from approximately $3.3 million in fiscal year 2002 to approximately $2.5 million in fiscal year 2003, a decrease of approximately 24.2%. The decrease in sales, general and administrative expenses are principally attributable to lower costs associated with the reduction of personnel costs, legal and general corporate expenses. For fiscal year 2003, sales, general and administrative expenses as a percentage of revenue decreased to approximately 28.7% compared to approximately 35.5% for fiscal year 2002.

Amortization and depreciation

Amortization on goodwill and other intangibles decreased to approximately $272,000 for fiscal year 2003 from approximately $1 million for fiscal year 2002. Depreciation expenses relating to our system software and other software increased to approximately $1.5 million for fiscal year 2003 from approximately $1.3 million for fiscal year 2002. The decrease in amortization of goodwill and other intangibles is associated with our adoption of the provisions of CICA 3062 and SFAS 142 which no longer subject goodwill to amortization over its estimated useful life. During the second quarter of fiscal 2003, we completed our first fair value based impairment tests and recorded a one-time non-cash charge of approximately $6.4 million to write-off the carrying value of goodwill. Amortization of goodwill for fiscal year 2002 was approximately $827,000. Depreciation expense for capital assets decreased to approximately $581,000 for fiscal year 2003 from approximately $846,000 for fiscal year 2002. The decrease was primarily attributable to certain capital assets, which were acquired through previous years' acquisitions, becoming fully depreciated during fiscal year 2003.

Other expenses (income)

In fiscal year 2003, we had other expenses of approximately $36,000 compared to other income of approximately $72,000 in fiscal year 2002. Other expenses were mainly attributed to foreign exchange losses from cash and cash equivalents held in Canadian currency. Other income in fiscal year 2002 was attributed to the reconciliation of outstanding trade payables, which was a non-cash item of approximately $61,000, an employee tax refund of approximately $41,000 offset by merger costs of approximately $30,000.

Interest

Interest expense increased to approximately $23,000 in fiscal year 2003 from approximately $20,000 in fiscal year 2002. Interest income for fiscal year 2003 decreased to approximately $76,000 from approximately $152,000 for fiscal year 2002. The decrease in interest income was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of approximately 1.58% in fiscal year 2002 to approximately 1.36% in fiscal year 2003.

Income Taxes

We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. At this time, we consider it more likely than not that the future tax assets will not be realized through future taxable income. Accordingly, the future tax asset is reserved in full as of March 31, 2003.

Net Loss

Net loss was approximately $3 million for fiscal year 2003 and approximately $5.2 million for fiscal year 2002. Loss per both basic and diluted shares was approximately ($0.16) in fiscal year 2003, as compared to approximately ($0.27) for fiscal year 2002.

Fiscal Year 2002 compared to Fiscal Year 2001

Revenue

Total revenue for fiscal year 2002 was approximately $9.3 million, approximately a 7.9% decrease over revenue of approximately $10.1 million for fiscal year 2001. This decrease is primarily the result of our plan to move away from licensing our Retail Electronic Payment System software directly to clients and implementing a centralized data center processing model which operates our Retail Electronic Payment System and provides clients with transaction based services rather than software licenses. Although this has caused a short-term decrease in revenue, it is expected to increase revenue in the long-term. Licensing revenue and consulting fees decreased approximately $400,000 for fiscal year 2002. In the third quarter of fiscal year 2002, we began to recover paper returned items electronically for clients. Revenue from electronic collection activities increased by approximately $1.7 million for the year while traditional collection revenue decreased by approximately $1.8 million for the year. Transaction processing revenue increased by approximately $200,000 for the year. Revenue related to Wildwood Estates decreased approximately 2% from approximately $191,000 to approximately $187,000 for fiscal year 2002.

Costs of operations

Costs of operations increased from approximately $7.9 million in fiscal year 2001 to approximately $8.1 million in fiscal year 2002, an increase of approximately 2.5%. Financial payment processing costs of operations increased approximately 2.6% from approximately $7.7 million in fiscal year 2001 to approximately $7.9 million for fiscal year 2002. The increase was principally attributable to incremental fixed costs associated with the development of our data center in the second fiscal quarter of 2002. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. For fiscal year 2002, costs of operations as a percentage of revenue increased to approximately 87.1% compared to approximately 78.2% for fiscal year 2001. Beginning near the end of the second quarter of fiscal year 2002, we began to initiate electronic check re-presentment on behalf of many of our clients for whom we had been performing traditional collection services. The implementation of the more cost-efficient electronic check re-presentment methods from our data center resulted in a reduction of costs of operations primarily in the third and fourth quarters of fiscal year 2002. Financial payment processing costs of operations were approximately $2.3 million in the first quarter, approximately $2.2 million in the second quarter, approximately $1.8 million in the third quarter and approximately $1.5 million in the fourth quarter. We continue to seek ways to reduce costs of operations. Costs of operations related to Wildwood Estates decreased approximately 9.5% from approximately $249,000 in fiscal year 2001 to approximately $226,000 for fiscal year 2002.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses decreased from approximately $4 million in fiscal year 2001 to approximately $3.3 million in fiscal year 2002, a decrease of approximately 17.5%. The decrease in sales, general and administrative expenses are principally attributable to lower costs associated with the reduction of personnel costs, legal and general corporate expenses. For fiscal year 2002, sales, general and administrative expenses as a percentage of revenue decreased to approximately 35.5% compared to approximately 39.6% for fiscal year 2001.

Amortization and depreciation

Amortization on goodwill and other intangibles increased to approximately $1 million for fiscal year 2002 from approximately $947,000 for fiscal year 2001. Depreciation expenses relating to our system software and other software increased to approximately $1.3 million for fiscal year 2002 from approximately $1.1 million for fiscal year 2001. These increases are principally associated with amortization of goodwill for a full year from all of our previous corporate acquisitions and amortization of our intellectual property, and depreciation of the system software. Depreciation expense for capital assets decreased to approximately $846,000 for fiscal year 2002 from approximately $1.1 million for fiscal year 2001.

Other expenses (income)

In fiscal year 2002, we had other income of approximately $72,000 compared to other expenses of approximately $769,000 in fiscal year 2001. Other income was attributed to the reconciliation of outstanding trade payables, which was a non-cash item of approximately $61,000, an employee tax refund of approximately $41,000 offset by merger costs of approximately $30,000. Other expenses in fiscal year 2001 was primarily attributed to approximately $444,000 in costs associated with the Wildwood Estates legal settlement, as well as approximately $174,000 in costs associated with the merger of our subsidiaries which took place on April 1, 2001, and expenses for potential acquisitions that we have determined will not be completed.

Interest

Interest expense decreased to approximately $20,000 in fiscal year 2002 from approximately $114,000 in fiscal year 2001. This decrease was due to the decrease in long-term debt. Interest income for fiscal year 2002 decreased to approximately $152,000 from approximately $685,000 for fiscal year 2001. The decrease in interest income was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of approximately 6.3% in fiscal year 2001 to approximately 1.58% in fiscal year 2002.

Income Taxes

We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. We consider it more likely than not that the future tax assets will not be realized through future taxable income. Accordingly, the future tax asset is reserved in full as of March 31, 2002.

Net Loss

Net loss was approximately $5.2 million for fiscal year 2002 and approximately $5.2 million for fiscal year 2001. Loss per both basic and diluted shares was approximately ($0.27) in fiscal year 2002, as compared to approximately ($0.34) for fiscal year 2001.

Subsequent Events

Subsequent to the year ended March 31, 2003, we received notification of the issuance of U.S. Patent No. 6,547,129. This patent addresses electronic check processing and relates to existing U.S. Patent Nos. 5,484,988, 6,164,528, 6,283,366 and 6,354,491.

Subsequent to the year ended March 31, 2003, our wholly owned subsidiary, LHTW Properties Inc., sold the Wildwood Estates property for total gross proceeds of approximately $2.4 million cash.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $3.6 million in working capital as of March 31, 2003 compared to $3.8 million in working capital as of March 31, 2002. The decrease in working capital was primarily related to normal operating activities, a decrease in accounts payable and accrued liabilities of approximately $453,000, a decrease in the current portion of long-term debt to approximately $90,000 as of March 31, 2003 from approximately $270,000 at March 31, 2002 and offset by an increase in accounts receivable of approximately $268,000. Cash flows used in operations were approximately $1.1 million for fiscal year 2003 and approximately $2.9 million for fiscal year 2002. Cash used in investing activities was approximately $338,000 for fiscal year 2003 as compared to approximately $614,000 for fiscal year 2002. Expenditures during fiscal year 2003 consisted mainly of capital asset expenditures which included an update of computer hardware at our primary and secondary check collection centers. Cash provided by financing activities was approximately $298,000 for fiscal year 2003 as compared to cash used in financing of approximately $303,000 for fiscal year 2002. The increase in cash provided by financing activities is primarily due to the increase in proceeds from exercise of options of our common stock in fiscal year 2003 as compared to fiscal year 2002.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements. We believe that the following accounting policies involve a higher degree of complexity and warrant specific description.

Revenue Recognition

Transaction processing and service fees are recognized in the period these services are performed. These services consist of processing our clients' electronic check authorization and conversion transactions. These fees are charged on a per transactions basis and depend upon the contractual agreement with the client.

Check recovery fees are recognized in the period when cash is received for the services performed. These services typically consist of recovering the face amount of the original transaction and a service or collection fee. We are typically paid the service fee only when we are successful in the recovery of the face amount of the original transaction on behalf of our client.

In cases where our clients are of sufficient size and possess the technical capability to process transactions on their own, we license certain elements of our modules of our electronic payment processing software. We are typically paid either a fixed license fee which is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" or in some cases a fee per transaction processed by the client whereupon revenue is recognized at the time the transactions are processed, provided the fee is fixed and determinable and collectability is reasonably assured.

License fees regarding the licensing of the technology embodied within our five U.S. patents regarding electronic check processing are recognized in the period earned. In some instances, our licensees have paid an up-front fee to obtain a license, and in such cases the up-front fee is treated as deferred revenue and is recognized over the life of the agreement. Running royalties earned from electronic check transactions processed by the licensee are recognized on a monthly basis.

We receive fixed maintenance fees from residents who live at our Wildwood Estates property in return for the maintenance of common areas and associated services. We recognize maintenance fees over the service period.

Valuation of Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of our other long-lived assets, primarily our patents and our transactions processing software, equipment and other intangible assets, may warrant revision or may not be recoverable. When there are indications that such assets should be evaluated for possible impairment, we perform an impairment test in accordance with SFAS No. 144: "Accounting for the Impairment or Disposal of Long-Lived Assets". In the opinion of management, our long-lived assets are appropriately valued as of March 31, 2003 and 2002.

Stock Based Compensation

We issue stock options to our employees and directors under the terms of our 1996 Stock Option Plan and our 1998 Stock Incentive Plan. Canadian generally accepted accounting principles provide two alternative methods of accounting for stock options under the terms and conditions we typically issue such options. One alternative is to estimate the fair value of the stock option on the date of grant and recognize that value as an expense to operations over the option's vesting period. The other option currently available to our Corporation is to estimate the fair value of the option on the date of grant but only reflect the impact in a pro-forma disclosure setting forth compensation expense as if the fair value method was used in the Corporation's financial statements and forego adjusting the consolidated statement of operations. The method a corporation chooses to apply is a matter of policy. Consistent with our past practices, we utilize the second of these options and reflect the impact of the compensation expense in a pro-forma disclosure to our financial statements. As illustrated in Note 4(b) to the financial statements, were we to change our accounting policy on this matter to reflect the expense in our consolidated statement of operations, or should Canadian generally accepted accounting principles change to require us to reflect this expense in our consolidated statement of operations, our results would be materially and adversely affected.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as such term is defined in Item 303 (a) (4) of Regulation S-K.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to provide alternative methods of transition to SFAS 123 fair value method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB opinion No. 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of a corporation's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in the annual and interim financial statements. We have implemented the required disclosures of SFAS 148 in the audited Consolidated Financial Statements (see Note 4 (b) to the Consolidated Financial Statements in Part II, Item 8).

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement requires corporations to recognize costs associated with exit or disposal activities when they are incurred rather than the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this standard will have a material impact on our financial position or consolidated statement of operations.

In November, 2002, the EITF reached a consensus on EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF Issue No. 00-21"). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF Issue No. 00-21 will have a material effect on our consolidated statement of operations.

Summary Quarterly Financial Data (Unaudited)

The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2003 and March 31, 2002 (in thousands, except share data):

Year Ended March 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	1,918	1,992	2,538	2,325
Net loss	(1,031)	(770)	(545)	(702)
Basic net loss per common share	(.05)	(.04)	(.03)	(.04)
Diluted net loss per common share	(.05)	(.04)	(.03)	(.04)

Year Ended March 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenues	2,435	2,267	2,180	2,386
Net loss	(1,702)	(2,000)	(969)	(568)
Basic net loss per common share	(.09)	(.10)	(.05)	(.03)
Diluted net loss per common share	(.09)	(.10)	(.05)	(.03)

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2003, our marketable securities were recorded at a fair value of approximately $2.1 million, with an overall weighted average return of 1.4% and an overall weighted average life of less than three months. Our marketable securities have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (9% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2003. The fair value of our debt approximates its carrying value. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

We have immaterial exposure to foreign currency transaction gains or losses. To date, we have not entered into any derivative financial instrument to manage foreign currency risk and are currently not evaluating the future use of any such financial instruments.

ITEM 8. Financial Statements and Supplementary Data

Information called for by this item is set forth in our Consolidated Financial Statements contained in this report. Our Consolidated Financial Statements begin at page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Information concerning our change in accountants was disclosed in our current report on Form 8-K dated March 28, 2002 and filed on April 2, 2002.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information on our directors and executive officers is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Security Matters

Information on the securities ownership of certain beneficial owners and our management is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders, and is incorporated herein by reference. Information required by Item 201 (d) of Regulation S-K is set forth under Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters".

ITEM 13. Certain Relationships and Related Transactions

Information on certain relationships and related transactions is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14. Controls and Procedures

Based on their evaluation, as of a date within ninety days of the filing of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

ITEM 16. Exhibits, Financial Statement Schedules and Reports on Form 8K

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

Page

Report of Ernst & Young LLP, Independent Chartered Accountants F-1

Consolidated Balance Sheets at March 31, 2003 and 2002 F-4

Consolidated Statements of Operations
for each of the three years ended March 31, 2003, 2002 and 2001 F-5

Consolidated Statements of Shareholders' Equity
for each of the three years ended March 31, 2003, 2002 and 2001 F-6

Consolidated Statements of Cash Flows
for each of the three years ended March 31, 2003, 2002 and 2001 F-7

Notes to Consolidated Financial Statements F-8

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K for the fourth quarter ending March 31, 2003:

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2003:

A current report on Form 8-K, dated February 14, 2003 was filed on February 21, 2003 (Items 5 and 7).

(c) Exhibits:

Exhibit

Number Description of Document

3.1 Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2000 of LML (File No. 0-13959).

3.2 Bylaws of LML (incorporated by reference to Exhibit 1.2 to the Annual Report on Form 20-F for the fiscal year ended March 31, 1998 of LML (File No. 0-13959).

3.3 Amendment to Bylaws of LML (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001, of LML (File No. 0-13959).

10.1* Form of employment agreement between Robert E. Peyton and Phoenix EPS Inc. made as of July 9, 2000 (File No. 0-13959).

21 Subsidiaries of LML (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the period ended March 31, 2001 of LML (File No. 0-13959).

23.1* Consent of Ernst & Young LLP

23.2* Notice Regarding Consent of Arthur Andersen LLP

99.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2* Certification of Controller and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

_______

* filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Patrick H. Gaines

Patrick H. Gaines,

Chairman of the Board, Chief Executive Officer, and President

Date: June 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

Signature	Title	Date
/s/ Patrick H. Gaines Patrick H. Gaines	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	June 27, 2003
/s/ Richard R. Schulz Richard R. Schulz	Controller (Principal Financial and Accounting Officer)	June 27, 2003
/s/ Gregory A. MacRae Gregory A. MacRae	Director	June 27, 2003
/s/ L. William Seidman L. William Seidman	Director	June 27, 2003
/s/ Jacqueline Pace Jacqueline Pace	Director	June 27, 2003
/s/ Robin B. Martin Robin B. Martin	Director	June 27, 2003

OFFICER CERTIFICATION

I, Patrick H. Gaines, certify that:

1.  I have reviewed this annual report on Form 10-K of LML Payment Systems Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 27, 2003

/s/ Patrick H. Gaines

Patrick H. Gaines

President and CEO

OFFICER CERTIFICATION

I, Richard R. Schulz, certify that:

1.  I have reviewed this annual report on Form 10-K of LML Payment Systems Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 27, 2003

/s/ Richard R. Schulz

Richard R. Schulz

Controller and Chief Accounting Officer

EXHIBIT 23.1

CONSENT OF INDEPENDENT CHARTERED ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-11404 and No. 333-49402) pertaining to the 1998 Stock Incentive Plan and the 1996 Stock Option Plan of LML Payment Systems Inc. of our report dated June 17, 2003, with respect to the consolidated financial statements included in its Annual Report (Form 10-K) for the year ended March 31, 2003, filed with the Securities and Exchange Commission.

/s/ ERNST & YOUNG LLP

Chartered Accountants

Vancouver, Canada

June 27, 2003

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

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Annual Report of LML Payment Systems Inc. (the "Corporation") on Form 10-K for the fiscal year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick H. Gaines, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

/s/ Patrick H. Gaines

Patrick H. Gaines

Chief Executive Officer

June 27, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Annual Report of LML Payment Systems Inc. (the "Corporation") on Form 10-K for the fiscal year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard R. Schulz, Controller and Chief Accounting Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

/s/ Richard R. Schulz

Richard R. Schulz

Controller and Chief Accounting Officer

June 27, 2003

AUDITORS' REPORT

To the Shareholders of

LML Payment Systems Inc.

We have audited the consolidated balance sheets of LML Payment Systems Inc. as at March 31, 2003 and 2002, and the consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems Inc. as at March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

The financial statements of the Corporation for the year ended March 31, 2001 were audited by other independent auditors who have ceased operations and whose report dated June 27, 2001 expressed an unqualified opinion on those financial statements.

Vancouver, B.C.

/s/ ERNST & YOUNG LLP

June 17, 2003

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

March 31
2003 $		2002 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3,483,690	4,582,304
Restricted cash (Note 3)	300,000	250,000
Accounts receivable, less allowances of $60,815 and $55,881, respectively (Note 3)	583,969	333,947
Prepaid expenses	540,303	593,614
Total current assets	4,907,962	5,759,865
REAL PROPERTY HELD FOR SALE (Note 5)	1,580,020	1,582,432
CAPITAL ASSETS (Notes 6 and 8)	3,291,517	5,129,598
PATENTS (Note 7)	1,454,270	1,588,245
GOODWILL (Note 4 (a))	-	6,433,586
OTHER ASSETS	319,514	425,012
Total assets	11,553,283	20,918,738
LIABILITIES
CURRENT LIABILITIES
Accounts payable	504,869	1,094,855
Accrued liabilities	723,493	586,972
Current portion of long-term debt (Note 8)	90,016	270,407
Current portion of deferred revenue	28,037	-
Total current liabilities	1,346,415	1,952,234
LONG TERM DEBT (Note 8)	-	88,717
DEFERRED REVENUE	243,927	-
Total liabilities	1,590,342	2,040,951
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 9) Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding Common shares, no par value, 100,000,000 shares authorized, 19,593,061 and 19,447,561 issued and outstanding, respectively	30,350,561	29,783,736
DEFICIT	(20,387,620)	(10,905,949)
Total shareholders' equity	9,962,941	18,877,787
Total liabilities and shareholders' equity	11,553,283	20,918,738

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. Dollars, except share data)
Years ended March 31,
	2003 $	2002 $	2001 $
REVENUE	8,773,496	9,268,154	10,071,358
COSTS AND EXPENSES
Cost of operations	6,908,954	8,132,566	7,950,620
Sales, general and administrative expenses	2,520,126	3,314,747	3,993,653
Amortization and depreciation (Note 4a)	2,390,323	3,246,795	3,085,146
Other expenses (income)	35,785	(72,357)	768,770

LOSS FROM OPERATIONS	(3,081,692)	(5,353,597)	(5,726,831)

Interest income, net	53,202	131,978	571,020

LOSS BEFORE INCOME TAXES	(3,028,490)	(5,221,619)	(5,155,811)

Income taxes	19,595	16,848	57,884
NET LOSS	(3,048,085)	(5,238,467)	(5,213,695)

DIVIDENDS, PREFERRED	-	-	(453,787)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(3,048,085)	(5,238,467)	(5,667,482)

LOSS PER SHARE
Basic and diluted	(0.16)	(0.27)	(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,495,334	19,248,970	16,769,410

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In U.S. Dollars)
	Common	Preferred	Amount $	Deficit $	Total $
Balance as at March 31, 2000	14,956,487	883,283	44,047,550	(22,901,744)	21,145,806
Exercise of stock options	283,500		4,141,750		4,141,750
Issuance of common stock - acquisition	251,574		4,907,500		4,907,500
Return of common stock - associated with settlement (Note 15(a))	(466,820)		(466,820)		(466,820)
Shares issued for conversion of subsidiary preferred stock to common (Note 9(b))	3,533,132	(883,283)	-		-
Issuance of common stock - previous acquisition, price protection (Note 9(d))	140,056		-		-
Deficit adjustment (Note 9(a))			(22,901,744)	22,901,744	-
Preferred dividends paid				(453,787)	(453,787)
Net loss				(5,213,695)	(5,213,695)

Balance as at March 31, 2001	18,697,929	-	29,728,236	(5,667,482)	24,060,754

Exercise of stock options	43,500		55,500		55,500
Issuance of common stock - previous acquisition, price protection (Note 9(d))	706,132		-		-
Net loss				(5,238,467)	(5,238,467)
Balance as at March 31, 2002	19,447,561	-	29,783,736	(10,905,949)	18,877,787

Exercise of stock options	145,500		566,825		566,825
Net loss				(3,048,085)	(3,048,085)
Change in accounting policy (Note 4(a))				(6,433,586)	(6,433,586)

Balance as at March 31, 2003	19,593,061	-	30,350,561	(20,387,620)	9,962,941

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

Years ended March 31,
	2003 $	2002 $	2001 $
OPERATING ACTIVITIES:
Net loss	(3,048,085)	(5,238,467)	(5,213,695)
Adjustments to reconcile net loss to net cash used in operating activities
Provisions for losses on accounts receivable	17,933	55,477	82,635
Amortization and depreciation	2,390,323	3,246,795	3,085,146
Write-down of assets	-	(104,557)	-
Other	-	12,337	22,837
Changes in operating assets and liabilities (excluding effect of acquisitions)
Restricted cash	(50,000)	-	(250,000)
Accounts receivable	(267,954)	159,709	(231,935)
Prepaid expenses	53,311	(84,589)	78,779
Accounts payable and accrued liabilities	(453,465)	(919,771)	1,209,007
Other assets	28,136	15,307	(71,500)
Deferred revenue	271,964	-	-
Net cash used in operating activities	(1,057,837)	(2,857,759)	(1,288,726)

INVESTING ACTIVITIES
Purchase of Phoenix, net of cash acquired	-	-	(126,205)
Purchase of Check Technologies, net of cash acquired	(50,000)	(51,750)	(518,505)
Additional ChequeMARK & Patent consideration	-	-	(2,664,464)
Real property improvements	-	-	(272,846)
Capital asset expenditures	(277,333)	(543,315)	(657,783)
Patents	(11,161)	(18,818)	(27,384)
Net cash used in investing activities	(338,494)	(613,883)	(4,267,187)

FINANCING ACTIVITIES
Payments on long term debt	-	-	(1,121,280)
Payments on capital leases	(269,108)	(358,908)	(182,266)
Payment of dividends on preferred shares	-	-	(453,787)
Proceeds from exercise of stock options	566,825	55,500	4,141,750
Net cash provided by (used in) financing activities	297,717	(303,408)	2,384,417
DECREASE IN CASH AND CASH EQUIVALENTS	(1,098,614)	(3,775,050)	(3,171,496)
Cash and cash equivalents, beginning of year	4,582,304	8,357,354	11,528,850
Cash and cash equivalents, end of year	3,483,690	4,582,304	8,357,354
Supplemental disclosure of cash flow information: Interest paid Taxes paid	22,903 19,595	20,469 15,622	153,871 18,121

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

1. NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2(a), is a financial payment processor providing check processing solutions including electronic check authorization, electronic check conversion (ECC) and primary and secondary check collection including electronic check re-presentment (RCK) to national, regional and local retailers in the U.S. The Corporation also provides selective routing of debit, credit and electronic benefit transaction (EBT) transactions to third party processors and banks in the U.S. for authorization and settlement.

The Corporation's intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,547,129, No. 6,354,491, No. 6,283,366, No. 6,164,528 and No. 5,484,988, which describe electronic check processing methods (see Note 16).

Through its subsidiary LHTW Properties Inc., ("LHTW") the Corporation owned and operated Wildwood Estates, a 332-acre residential community in Wildwood, Florida. Operations included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, the Corporation provided the resident community with certain amenities and services commonly associated with similar developments. Subsequent to the year end, the Corporation, through its subsidiary LHTW Properties Inc., sold its real property located in Wildwood Florida. Gross proceeds from the sale total approximately $2,400,000 cash (see Notes 5 and 16).

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

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

(b) Use of Estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to, among others, the allowance for doubtful accounts, determination of impairment of assets, useful lives for depreciation and amortization and income taxes. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with a maturity of three months or less.

(d) Real Property

Real property is valued at the lower of cost, net of accumulated depreciation. Real property consists of land held for resale, common area land and a building. The common area building is amortized using the straight-line method over 25 years.

(e) Capital Assets

Capital assets are recorded at cost less accumulated depreciation. A straight-line method is used to depreciate the life of assets as follows:

Computer equipment 3 - 5 years

Computer software 3 - 5 years

Furniture and fixtures 3 years

Leasehold improvements Lesser of the life of the lease or the useful life of the leasehold improvement

Office equipment 5 years

Vehicles 4 years

Website & trademarks 5 years

System and software 5 years

(f) Patents and Other Intangible Assets

Intangible assets with finite lives ("intangible assets subject to amortization") are amortized on a straight-line basis over their estimated lives. Patent costs are amortized using the straight-line method over the remaining life of the patents since acquisition in 1998, which approximated 15 years at that time.

(g) Goodwill

Goodwill represented the excess of the purchase price of an acquired enterprise over the fair values of the identifiable assets acquired and liabilities assumed. For goodwill recognized prior to April 1, 2002, amortization was calculated using the straight-line method over 10 years. Effective April 1, 2002, goodwill is no longer subject to amortization but is subject to an annual review for impairment, or more frequently if events or changes in circumstances indicate that an impairment has occurred.

(h) Long-lived Assets

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

(i) Revenue Recognition

Revenue consists primarily of transaction charges from the Corporation's primary and secondary check collection business including electronic check re-presentment, electronic check authorization and electronic check conversion business, software license sales and maintenance fees. Revenue is recognized in accordance with CICA handbook section 3400 and with the corresponding US guidance, SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition."

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

In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," the Corporation recognizes software license revenue when all of the following criteria are met: execution of a written agreement; delivery of software; the license fee is fixed and determinable; collectibility of the proceeds is probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements, including post contract customer support. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, the price established by authorized management or a substantive renewal rate for post-contract customer support. If the Corporation does not have sufficient evidence of the fair value of undelivered elements, revenue is recognized ratably over the support period when the undelivered element is post-contract customer support. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue.

Maintenance fees from the management of the property and from the maintenance of the common areas are recognized straight line over the service period.

(j) Income Taxes

The liability method is used in accounting for income taxes. Under this method income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and measured using the substantially enacted tax rates and laws that will be in effect when the differences are expected to reverse.

(k) Loss Per Common Share

Basic loss per common share is calculated based on net loss, less preferred stock dividends divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes the dilutive effect of stock options and warrants granted using the treasury stock method.

(l) Stock Based Compensation Plans

The Corporation has two stock-based compensation plans, which are described in Note 10. The Corporation has adopted the new CICA handbook section 3062 which corresponds with the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") 123. Under this new standard stock-based compensation arrangements are accounted for under a fair value based method except there is an alternative available for options granted to employees and directors. Accordingly, applying the new standard did not represent a compensation expense for the Corporation. Rather, the Corporation provides pro-forma disclosures setting forth compensation expense as if the fair value method was used. Any consideration paid by employees and directors on exercise of stock options or purchase of stock is credited to share capital.

(m) Foreign Exchange

The functional currency of the Corporation is the US dollar. The Corporation follows the temporal method of accounting for the translation of foreign currency amounts into US dollars. Under this method monetary assets and liabilities are translated into US dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date. Revenue and expense are translated at average exchange rates prevailing during the year. Exchange gains or losses, which have been immaterial for fiscal 2003, 2002 and 2001 are reflected in the results of operations.

(n) Financial Instruments

The Corporation's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and long-term debt, the fair values of which approximates their carrying values. From time to time the Corporation purchases short-term investments including commercial paper. The principal objective of the Corporation's investment activities is to provide maximum levels of interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation.

3. FINANCIAL INSTRUMENTS

(a) Restricted Cash

Under the terms of the processing agreement with one of the Corporation's processing banks, the Corporation has pledged a deposit of $250,000 (2002-$250,000) against charge back losses. The Corporation has also established an irrevocable standby letter of credit in favor of Citicorp Diners Club Inc. of $50,000 (2002-$0) under the terms of the corporate credit card agreement. In addition, restricted cash of $208,561 (2002-$222,936) relating to the IBM financing is long term in nature and is included in "Other Assets."

(b) Concentrations of Credit Risk

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Corporation places its cash with financial institutions. However, at times during the year ended March 31, 2003 certain balances exceeded the Canadian Deposit Insurance Corporation limits of $60,000 CDN and the United States Federal Deposit Insurance Corporation limits of $100,000.

During the year ended March 31, 2003, revenue from the Corporation's three (3) largest customers amounted to approximately 22%, 13% and 11% of total revenue (2002-22%, 20% and 15%). The amount of actual revenue from these customers amounted to approximately $1,955,958, $1,159,513 and $973,930 (2002-$2,029,723, $1,846,262 and $1,363,614), respectively. The Corporation may be economically dependent on revenue from these customers. This revenue is attributable to the Financial Payment Processing Operating segment. During the year ended March 31, 2003, one of the Corporation's largest customers that amounted to approximately 20% of total revenue in the year ended 2002, sought bids from the Corporation and other service providers to provide both a new service, being centralized returns, and electronic check recovery service, one of the services provided by the Corporation to this customer. The Corporation was ultimately unsuccessful in it's bid for these services and by the conclusion of the Corporation's third quarter of fiscal 2003 no longer provided these services to this customer. The Corporation is continuing to provide primary collections and other services to this customer.

4. CHANGE IN ACCOUNTING POLICIES

a) Goodwill

The Canadian Institute of Chartered Accountants' ("CICA") handbook section 3062, "Goodwill and Other Intangible Assets" ("CICA 3062") and the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") became effective for fiscal years beginning on or after January 1, 2002. CICA 3062 and SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, the Corporation's amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life, ceased upon adoption of CICA 3062 and SFAS 142. For any corporate acquisitions completed since June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized. The Corporation has not completed any corporate acquisitions since June 30, 2001.

The Corporation has adopted the provisions of CICA 3062 and SFAS 142 effective April 1, 2002 which required the Corporation to perform the first of the CICA 3062 and SFAS 142 impairment tests before the end of the second quarter of 2003. Under CICA 3062 and SFAS 142, goodwill impairment is deemed to exist if the carrying amount of goodwill exceeds its implied fair value. This methodology differs from the Corporation's previous policy, as permitted under accounting standards existing at that time, of evaluating impairment of goodwill by comparing book value versus market value of the Corporation at an enterprise level. During the second quarter of 2003, the Corporation completed its first fair value based impairment tests and recorded a one-time, non-cash charge of approximately $6.4 million to write-off the carrying value of its goodwill. Such charge is non-operational in nature and is recognized as the effect of a change in accounting policy and recorded as an adjustment to the opening deficit balance as of the beginning of the current fiscal year under CICA 3062.

The following table presents the impact on net loss from operations for the fiscal year ended March 31, 2003, 2002 and 2001 of the CICA 3062 requirement to cease the amortization of goodwill as if the standard had been in effect beginning April 1, 2000:

	2003 $	2002 $	2001 $

Net loss - reported	(3,048,085)	(5,238,467)	(5,213,695)
Adjustments:

Amortization of goodwill	-	827,828	801,390
Net loss - adjusted	(3,048,085)	(4,410,639)	(4,412,305)
Net loss per share - reported	(0.16)	(0.27)	(0.34)
Adjustments:

Amortization of goodwill	-	0.04	0.05
Net loss per share - adjusted	(0.16)	(0.23)	(0.29)

b) Stock-based compensation

Effective April 1, 2002, the Corporation adopted the new CICA Handbook Section 3870 "Stock-based compensation and other stock-based payments". Under this new standard, stock-based compensation arrangements are accounted for under a fair value based method except there is an alternative available for options granted to employees and directors. Accordingly, applying the new standard did not represent a compensation expense for the Corporation. Rather, the Corporation provides pro-forma disclosures setting forth compensation expense as if the fair value method was used. The weighted average fair value of options granted in fiscal years ended March 31, 2003, 2002 and 2001 was $3.63, $4.25 and $11.12 per option.

	2003 $	2002 $	2001 $
Compensation expense	4,798,297	4,264,741	3,843,065

Net loss available to common shareholders:
As reported	(3,048,085)	(5,238,466)	(5,667,482)
Pro forma	(7,846,382)	(9,503,207)	(9,510,547)
Basic and diluted loss per common share:
As reported	(0.16)	(0.27)	(0.34)
Pro forma	(0.40)	(0.49)	(0.57)

Fair value of options granted are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the fiscal years ended March 31, 2003, 2002 and 2001:

Risk free interest rate of 4% for 2003 and 6% for 2002 and 2001;

Expected volatility of 104% for 2003, 60% for 2002 and 90% for 2001;

Expected life of the options of 4 years for 2003 and 5 years for 2002 and 2001;

No dividend yields.

5. REAL PROPERTY HELD FOR SALE
	2003 $	2002 $
Land held for resale	584,672	584,672
Common area land	803,554	803,554
Common area building	227,125	220,688
Total cost	1,615,351	1,608,914
Less: accumulated depreciation	35,331	26,482
Net book value	1,580,020	1,582,432

Depreciation expense of real property totaled $8,849 in 2003, $9,344 in 2002 and $33,820 in 2001.

The Corporation has determined that as at March 31, 2003, a sale of the entire property is probable and is expected to qualify for recognition as a completed sale within one year (see Note 16). Consequently, the real property has now been classified as real property held for sale. The real property held for sale is reported under the Residential Real Estate Operations segment (see Note 14). Operating losses for this segment for the years ended March 31, 2003, 2002 and 2001 were $84,624, $56,794 and $373,029 respectively.

6. CAPITAL ASSETS
	2003 $	2002 $
Computer equipment	1,394,393	1,229,288
Computer software	949,383	879,448
Furniture and fixtures	288,678	286,851
Leasehold improvements	192,876	191,550
Office equipment	609,224	588,396
Vehicles	104,437	104,437
Website & trademarks	23,816	23,816
System & software	6,764,029	6,753,122
Total cost	10,326,836	10,056,908
Less: accumulated amortization and depreciation	7,035,319	4,927,310
Net book value	3,291,517	5,129,598

Depreciation expense on capital assets totaled $2,108,009 in 2003, $2,191,155 in 2002 and $2,104,634 in 2001. Capital assets include $675,711 and $724,737 of assets that are financed under various capital leases for the years ended March 31, 2003 and 2002, respectively. Accumulated amortization on these assets totals $612,739 and $398,933 for the years ended March 31, 2003 and 2002, respectively. Amortization of capital lease assets is included in depreciation expense.

7. PATENTS
	2003 $	2002 $
Cost	1,933,830	1,922,563
Less: accumulated amortization	479,560	334,318
Net book value	1,454,270	1,588,245

Amortization expense totaled $145,241 in 2003, $141,153 in 2002 and $106,028 in 2001.

8. LONG TERM DEBT

	2003 $	2002 $
Obligations under capital lease agreement	90,016	359,124
Less current portion	90,016	270,407
	-	88,717

In September 2000, the Corporation entered into a lease agreement with IBM Credit Corporation to finance an equipment purchase of $377,835 and maintenance services of $87,326. Lease payments are due on the last day of each month under the lease terms of thirty-six (36) months. At the Corporation's option, title to the equipment could transfer to the Corporation at the expiration of the lease. Accordingly these amounts have been recorded as a capital lease.

Future minimum payments due	$
2004	92,718
Less amount representing interest (6%)	2,702
Net principal balance	90,016

The lease is collateralized by the equipment under capital lease.

9. CAPITAL STOCK

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

(c) Warrants

At the year end March 31, 2003, 1,200,000 warrants expired and, therefore, no warrants were outstanding at the year-end.

(d) On January 26, 2001, the Corporation issued 140,056 shares of common stock to the former shareholders of CFDC Holdings Corp. under the price protection covenants. On June 27, 2001, the Corporation issued 679,134 shares of common stock to the former shareholders of Phoenix EPS Inc. under the price protection covenants. On December 13, 2001, the Corporation issued 26,998 shares of common stock to the former shareholders of Check Technologies Inc. under the price protection covenants.

(e) Loss Per Common Share

As a result of the net losses incurred for 2003, 2002 and 2001, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 1,941,000 for 2003, 781,000 for 2002 and 1,243,500 for 2001, issuable under stock options, warrants and convertible share securities.

10. COMMON STOCK OPTIONS

The Corporation maintains two stock option plans; the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Stock Incentive Plan (the "1998 Plan"). The number of shares that may be granted under the 1996 Plan is a total of 3 million shares and the number of shares that may be granted under the 1998 Plan is a total of 3 million shares. All director, officer and employee options are granted under the Corporation's 1996 Plan or the 1998 Plan with the exception of 80,000 shares of options granted to a former consultant, vesting over a one year period, which were not granted under the 1996 Plan or the 1998 Plan. The exercise price of options granted under the 1996 Plan and the 1998 Plan is 100% of the fair market value on the date the option is granted. Options to directors, officers and employees are normally vested over a three-year period. Options are typically exercisable for a period of five years from date of grant. Options previously granted will be forfeited upon leaving the employ of the Corporation.

The Corporation has adopted the new CICA handbook section 3062 which corresponds with the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") 123. Under this new standard stock-based compensation arrangements are accounted for under a fair value based method except there is an alternative available for options granted to employees and directors. Accordingly, applying the new standard did not represent a compensation expense for the Corporation. Rather, the Corporation provides pro-forma disclosures setting forth compensation expense as if the fair value method was used.

At March 31, 2003 there are options outstanding and exercisable to issue 2,095,000 shares of the Corporation (2002 - 1,385,000). The price of these options ranges from $3.00 to $20.375 and their expiry dates range from November 2, 2003 to September 4, 2007. At March 31, 2003, 2,482,500 common shares were reserved for issuance pursuant to the 1996 Plan and 1998 Plan.

The following table summarizes information about the share options outstanding:

Range $	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining

3.00-3.50	215,500	3.07	1.15
4.00-4.95	417,500	4.37	2.36
5.00-5.90	908,000	10.96	9.55
7.00-10.00	424,000	7.36	2.24
20.375	130,000	20.38	2.28
	2,095,000	6.13	3.08

Option activity for the three preceding years is as follows:
	2003		2002		2001
	Shares #	Weighted average exercise price $	Shares #	Weighted average exercise price $	Shares #	Weighted average exercise price $
Options outstanding, beginning of year	1,385,000	6.45	1,373,500	6.95	1,090,000	5.13
Granted	1,023,000	5.04	199,000	4.88	645,000	13.12
Forfeited	(167,500)	4.10	(144,000)	8.88	(78,000)	4.67
Exercised	(145,500)	3.90	(43,500)	1.28	(283,500)	14.61
Options outstanding, end of year	2,095,000	6.13	1,385,000	6.45	1,373,500	6.95

11. NON-CASH INVESTING AND FINANCING ACTIVITIES

	2003 $	2002 $	2001 $
Acquisition of capital assets under capital lease	-	167,526	632,687
Issuance of 251,574 shares of common stock - acquisitions	-	-	4,907,500
Return to treasury 466,820 shares of common stock	-	-	(466,820)
	-	167,526	5,073,367

12. EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401 (k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2003, 2002 and 2001 of $37,096, $55,455 and $81,698 respectively.

13. INCOME TAXES

At March 31, 2003, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $7,682,000 and U.S. federal net operating loss carry-forwards of $12,498,000. Due to Canadian and US tax "change of ownership" rules, the loss carry-forwards are restricted in their use. None of these tax benefits have been recognized in the financial statements and expire as follows:

$

2004	483,000
2005	388,000
2006	275,000
2007	3,773,000
2008	254,000
2009-2023	15,007,000

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liability for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's future tax assets as of March 31, 2003 and 2002 are as follows:

	2003 $	2002 $
Future tax assets:
Capital cost allowance in excess of book depreciation	92,000	78,000
Book amortization in excess of cumulative eligible capital deductions	263,000	(60,000)
Book amortization in excess of Goodwill deductions for tax	-	(1,207,000)
Canadian non-capital loss carry-forwards	3,332,000	2,998,000
US federal net operating loss carry-forwards	4,702,000	5,467,000
Total future tax assets	8,389,000	7,276,000
Valuation allowance for future tax assets	(8,389,000)	(7,276,000)
Net future tax assets	-	-

The potential income tax benefits related to these future tax assets have not been recognized in the accounts as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation. Accordingly, no future tax assets have been recognized in the financial statements as at March 31, 2003.

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 43.37% statutory tax rate, at March 31, 2003 and 2002 is:

	2003 $	2002 $

Income taxes at statutory rates	(1,322,000)	(2,272,000)
Amortization of goodwill in excess of allowable deductions for tax	-	189,000
Amortization in excess of capital cost allowance for tax	14,000	4,000
Effect of US tax rates	153,000	331,000
Canadian non-capital losses not used	515,000	553,000
Non-capital losses not used	640,000	1,195,000
	-	-

14. INDUSTRY AND GEOGRAPHIC SEGMENTS

	Financial Payment Processing Operations U.S.
	2003 $	2002 $	2001 $
Revenue (excluding intercompany sales)	8,559,093	9,073,346	9,880,123
Revenue major customers (Note 3 (b))	4,089,401	5,239,599	5,480,127
Segment operating loss	(1,744,511)	(3,897,164)	(3,211,283)
Total assets	7,063,646	14,683,910	18,222,594

	Residential Real Estate Operations U.S.
	2003 $	2002 $	2001 $
Revenue (excluding intercompany sales)	213,403	187,308	191,235
Segment operating loss	(84,624)	(56,794)	(373,029)
Total assets	1,641,362	1,637,660	1,643,506

	Corporate Canada
	2003 $	2002 $	2001 $
Revenue (excluding intercompany sales)	1,000	7,500	-
Segment operating loss	(1,218,950)	(1,284,509)	(1,629,383)
Total assets	2,848,275	4,597,168	7,444,411

The Corporation employs a large amount of financial and managerial resources relating to its Financial Payment Processing Operations. The Financial Payment Processing Operations involve electronic check authorization, electronic check conversion (ECC) and primary and secondary check collection including electronic check re-presentment (RCK). Corporate is the corporate administration of the Corporation's headquarters. Residential Real Estate Operations involve the development and sale of residential real estate lots and homes in the United States. There were no inter-segment sales.

15. COMMITMENTS AND CONTINGENCIES

(a) Effective August 22, 2000, the Corporation, Mr. Hills and MARK Technologies, Inc. ("MARK") reached a settlement with respect to the Corporation's legal action commenced March 10, 1999 and other claims against Mr. Hills and MARK. Pursuant to the terms of the settlement in exchange for relief of its obligation to issue to the defendants 1,828,560 earn-out shares pursuant to certain agreements, 466,820 shares of the Corporation's common stock with a value of $466,820 held in escrow were canceled and returned to the Corporation in the year ended March 31, 2001. The settlement does not affect the rights to earn-out shares of shareholders of Mark Technologies, Inc., other than Mr. Hills (See Note 15 (b).

(b) Pursuant to certain agreements dated March 11, 1998 regarding the Corporation's acquisition of the assets of ChequeMARK Technologies Corp. (the "Asset Purchase Agreement") and U.S. Patent No. 5,484,988 or any continuations, divisions, reissues or additional patent applications for all or any part thereof (the "Patent Purchase Agreement"), the Corporation committed to issue to the vendors up to a maximum of 1,971,440 common shares (original commitment of 3,800,000 earn-out shares less Mr. Hills and Mr. Hills portion of any earn-out shares issuable to MARK settlement of 1,828,560), subject to a defined earn-out formula (one common share for each $7.50 in pre-tax net income generated by the asset purchased), for the period up to August 2003. No common shares were earned during the year ended March 31, 2003.

(c) On December 14, 2000, the Corporation received a complaint filed by Todd H. Moore ("Moore") against the Corporation in the 150th District Court, Bexar County, Texas. Moore is seeking an order directing the Corporation to deliver an option to purchase 250,000 shares of the Corporation's common stock at $1.50 per share, or, alternatively, damages of $10 million, and certain other relief. Moore alleges that the Corporation retained him in 1998 to assist in raising media exposure of the Corporation and that as compensation for such services Moore was to receive the stock option. In December 1999, Moore filed a similar suit against the Corporation in the United States District Court, Western District of Washington, alleging substantially the same facts as those set forth above. The original suit was dismissed with prejudice on June 5, 2000. Moore filed a motion with the court in Washington to attempt to have the dismissal in the prior suit changed to a dismissal without prejudice, this motion was granted by the court in February 2001. The Corporation believes this suit is without merit and intends to defend this action vigorously. At March 31, 2003, no amount has been accrued on this matter.

(d) The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

(e) Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises, are as follows:

$
2004	274,783
2005	132,461
2006	41,129
448,373

The Corporation's rent expense totaled $474,544 in 2003, $410,001 in 2002 and $377,264 in 2001.

16. SUBSEQUENT EVENTS

(a) Subsequent to the year ended March 31, 2003, the Corporation received notification of the issuance of U.S. Patent No. 6,547,129. This patent addresses electronic check processing and relates to existing U.S. Patent Nos. 5,484,988, 6,164,528, 6,283,366 and 6,354,491.

(b) Subsequent to the year end, the Corporation through its subsidiary LHTW Properties Inc., sold its real property located in Wildwood Florida. Gross proceeds from the sale total approximately $2,400,000 cash.

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

(b) The Corporation has adopted the "Goodwill and Other Intangible Assets" standard under CICA 3062 and SFAS 142 effective April 1, 2002 as disclosed in Note 4 (a). The US standard, SFAS 142 is identical to CICA 3062 except in one respect. Under the Canadian basis, the impairment is recorded as an adjustment to opening retained earnings as of the beginning of the year while under the US basis, the impairment is reflected as a cumulative effect of an accounting change in the Consolidated Statements of Operations.

Adjustments under U.S. GAAP result in changes to the Consolidated Statement of Operations of the Corporation as follows:

	Year ended March 31
	2003 $	2002 $	2001 $

Net loss - CDN GAAP	(3,048,085)	(5,238,467)	(5,667,482)

U.S. GAAP adjustments:
Cumulative effect of accounting change	(6,433,586)	-	-
Net loss - U.S. GAAP	(9,481,671)	(5,238,467)	(5,667,482)

Loss per share - CDN GAAP
Basic and Diluted	(0.16)	(0.27)	(0.34)

U.S. GAAP adjustments:
Cumulative effect of accounting change	(0.33)	-	-

Loss per share - U.S. GAAP
Basic and Diluted	(0.49)	(0.27)	(0.34)

There are no adjustments under U.S. GAAP that resulted in changes to the Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation.