Form 10-Q
period 2003-06-30
LML PAYMENT SYSTEMS INC
filed 2003-08-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.). Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of July 31, 2003, was 19,593,061.

1

LML PAYMENT SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

INDEX

2

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	June 30, 2003 $ (Unaudited)	March 31, 2003 $
ASSETS
Current Assets
Cash and cash equivalents	5,027,084	3,483,690
Restricted cash	300,000	300,000
Accounts receivable, less allowances of $103,253 and $60,815, respectively	479,112	583,969
Prepaid expenses	450,782	540,303
Total Current Assets	6,256,978	4,907,962
Real Property Held for Sale, net	-	1,580,020
Capital Assets, net	2,795,729	3,291,517
Patents, net	1,425,522	1,454,270
Other Assets	274,012	319,514
TOTAL ASSETS	10,752,241	11,553,283

LIABILITIES
Current Liabilities
Accounts payable	386,423	504,869
Accrued liabilities	142,046	216,513
Accrued compensation	205,813	257,667
Current portion of capital lease obligations	48,648	90,016
Current portion of deferred revenue	227,462	277,350
Total Current Liabilities	1,010,392	1,346,415

Deferred revenue	236,918	243,927
Total Liabilities	1,247,310	1,590,342

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Class B, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Common shares, no par value, 100,000,000 shares
authorized, 19,593,061 and 19,593,061 shares issued and
outstanding, respectively

	- - 30,350,561	- - 30,350,561
Deficit	(20,845,630)	(20,387,620)
Total Shareholders' Equity	9,504,931	9,962,941
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	10,752,241	11,553,283

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(In U.S. Dollars, except share data)

(Unaudited)

	Three Months Ended June 30
	2003 $	2002 $
REVENUE	1,896,663	1,878,887

COSTS AND EXPENSES
Cost of operations	1,757,877	1,580,713
Sales, general and administrative	612,828	715,088
Amortization and depreciation	572,448	614,633
Other expenses (income)	16,347	(6,189)

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST INCOME AND INCOME TAXES	(1,062,837)	(1,025,358)

Interest income, net	9,601	11,855

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,053,236)	(1,013,503)

State income taxes	4,200	-
LOSS FROM CONTINUING OPERATIONS	(1,057,436)	(1,013,503)

Discontinued operations (Note 3)	599,426	(17,072)

NET LOSS	(458,010)	(1,030,575)

DEFICIT, beginning of period	(20,387,620)	(10,905,949)

DEFICIT, end of period	(20,845,630)	(11,936,524)

LOSS PER SHARE
Basic loss per share
Loss from continuing operations	(0.05)	(0.05)
Net loss	(0.02)	(0.05)
Diluted loss per share Loss from continuing operations	(0.05)	(0.05)
Net loss	(0.02)	(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,593,061	19,450,869
Diluted	19,593,061	19,450,869

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

(Unaudited)

	Three Months Ended June 30
	2003 $	2002 $
Operating Activities:
Loss from continuing operations	(1,057,436)	(1,013,503)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	42,439	-
Amortization and depreciation	572,448	614,633
Changes in operating assets and liabilities
Accounts receivable	60,351	(262,109)
Prepaid expenses	82,424	184,420
Accounts payable and accrued liabilities	(228,264)	(354,733)
Other assets	(733)	6,855
Deferred revenue	(56,897)	225,716
Net cash used in operating activities of continuing operations	(585,668)	(598,721)

Investing Activities:
Capital asset expenditures	(7,126)	(36,834)
Patents	(7,306)	(3,288)
Net cash used in investing activities of continuing operations	(14,432)	(40,122)

Financing Activities:
Payments on capital leases	(41,368)	(103,581)
Proceeds from exercise of stock options	-	17,325
Net cash used in financing activities of continuing operations	(41,368)	(86,256)
Net cash used in continuing operations	(641,468)	(725,099)
Net cash (used in) provided by discontinued operations (Note 3)	2,184,862	(30,973)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,543,394	(756,072)
Cash and cash equivalents, beginning of period	3,483,690	4,582,304
Cash and cash equivalents, end of period	5,027,084	3,826,232

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations and deficit for the three months ended June 30, 2002 and 2003, and the consolidated statements of cash flows for the three months ended June 30, 2002 and 2003, of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2003, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 27, 2003 (file no. 0-13959). Certain of the prior period financial statement amounts have been reclassified to conform to the current period presentation.

2. Stock-based compensation

CICA Handbook section 3870 Stock-based Compensation and Other Stock-based Payments ("CICA 3870"), encourages, but does not require, corporations to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in CICA 3870 and its related interpretations, and to provide disclosures of the pro forma effects of adoption had we recorded compensation expense under the fair value method. During the three months ended June 30, 2003, there were no stock options granted. The pro forma compensation expense recorded during the three months ended June 30, 2003 represents the amortization of previously issued stock options. These previously issued options are amortized to pro forma compensation expense as the options vest.

	Three Months Ended June 30	Three Months Ended June 30
	2003 $	2002 $
Compensation cost Net loss	763,854	878,758
As reported	(458,010)	(1,030,575)
Pro forma	(1,221,864)	(1,909,333)
Net loss per share
As reported	(0.02)	(0.05)
Pro forma	(0.06)	(0.10)

Fair value of options granted are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended June 30, 2003 and 2002:

Risk free interest rate of 4% for the three months ended June 30, 2003 and 2002;

Expected volatility of 104% for three months ended June 30,2003 and 2002;

Expected life of the options of 4 years for the three months ended June 30, 2003 and 2002;

No dividend yields.

3. Discontinued operations

On June 18, 2003 the Corporation, through its subsidiary LHTW Properties Inc. sold its real property located in Wildwood, Florida. The decision to discontinue operations of this business segment, previously reported under the Residential Real Estate Operations segment, resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with the business strategy. The Corporation received gross proceeds of $2.4 million, less selling costs of $185,113, for net proceeds of $2,214,887. The Corporation has recorded a gain on the sale of $625,042 during the three months ended June 30, 2003. There are no expected tax consequences to the Corporation as there are previously existing non-capital losses which the Corporation can apply this gain against. The results of these discontinued operations have been reclassified in the statements of operations and deficit and cash flows for the three months ended June 30, 2003 and 2002. The results of operations of the Residential Real Estate Operations segment are as follows:
Consolidated Statements of Operations	Three Months ended June 30
	2003 $	2002 $
Revenue	35,462	39,230
Net loss from discontinued operations	(25,616)	(17,072)
Net gain from sale of property (a)	625,042	-

Discontinued operations	599,426	(17,072)
(a) Assets included as part of the disposal group:
Real Property - Held for sale

Land held for resale	584,672
Common area land	803,554
Common area building	227,125
Total cost	1,615,351
Less: accumulated depreciation	36,846
Net book value	1,578,505
Capital assets Computer equipment	2,056
Furniture and fixtures	37,407
Total cost	39,463
Less: accumulated depreciation	28,123
Net book value	11,340

Total net book value	1,589,845
Net proceeds from sale of property	2,214,887
Net gain from sale of property	625,042

Consolidated balance sheets	June 30, 2003 $	March 31, 2003 $
Cash	4,634	12,443
Accounts receivable - net	25,474	27,542
Prepaid expenses	1,506	8,603

Total current assets of discontinued operations	31,614	48,588

Real property - held for sale	-	1,580,020
Capital assets	-	12,753

Total assets of discontinued operations	31,614	1,641,361
Current liabilities	85,353	101,856

Total liabilities of discontinued operations	85,353	101,856
Consolidated statements of cash flows	Three Months ended June 30
	2003 $	2002 $
Cash flows (used in) provided by discontinued operations
Operating activities	(30,025)	(30,973)
Investing activities	2,214,887	-

Net cash provided by (used in) discontinued operations	2,184,862	(30,973)

4. Industry and Geographic Segments

	Financial Payment Processing Operations U.S. Three Months ended June 30
	2003 $	2002 $
Revenue (excluding intercompany sales)	1,895,663	1,877,887
Revenue major customers	682,862	1,120,155
Segment operating loss	(748,473)	(770,151)
Total assets	7,734,502	14,008,569

	Corporate Canada Three months ended June 30
	2003 $	2002 $
Revenue (excluding intercompany sales)	1,000	1,000
Segment operating loss	(308,963)	(243,352)
Total assets	2,986,125	4,011,112

The Financial Payment Processing Operations involve electronic check authorization, electronic check conversion (ECC) and primary and secondary check collection including electronic check re-presentment (RCK). Corporate is the corporate administration of the Corporation's headquarters. There were no inter-segment sales.

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

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 27, 2003 (file no. 0-13959). We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

Forward Looking Information

All statements other than statements of historical fact contained herein are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "intend," "project," "potential" or "expect" or similar statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing our services, the volume and total value of transactions processed by merchants utilizing our services, the technological adaptation of electronic check conversion end-users, the renewal of material contracts in our business, our ability to anticipate and respond to technological changes, particularly with respect to financial payments and e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against us, and the cost of protecting our intellectual property. Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of our operations in the future may vary widely due to technological change, increased competition, new government regulation or intervention in the industry, general economic conditions, other risks described in our filings with the Securities and Exchange Commission. Accordingly, the actual results of our operations in the future may vary widely from the forward-looking statements included herein. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

Other Operations

In a separate business segment, we owned and managed a 332-acre manufactured home retirement property known as Wildwood Estates, in Wildwood, Florida. Operations included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provided the resident community with certain amenities and services commonly associated with similar developments. In June 2003, we sold the Wildwood Estates property for total gross proceeds of approximately $2.4 million cash. (See "Results of Operations - Discontinued Operations" located in "Management Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Note 3 to the Consolidated Financial Statements in Part I, Item 1).

Results of Operations

Revenue

Our revenue consists primarily of fees from our primary and secondary check collection, electronic check authorization, electronic check conversion and transaction switching business. Revenue is recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Revenue from our electronic check authorization, electronic check conversion and transaction switching business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with our primary and secondary check collection business are contingent on successful recovery; accordingly, revenue is recognized as cash is received. In accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition," we recognize software license revenue when all of the following criteria are met: execution of a written agreement; delivery of software; the license fee is fixed and determinable; collectibility of the proceeds is probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements, including post contract customer support. Vendor specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, the price established by authorized management or a substantitive renewal rate for post-contract customer support. If we do not have sufficient evidence of the fair value of undelivered elements, revenue is recognized ratably over the support period when the undelivered element is post-contract customer support. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue. Revenue regarding Wildwood Estates was recognized when sales of property lots and mobile homes were completed. Maintenance fees from the management of the property and from the maintenance of the common areas were recognized straight line over the service period.

Total revenue was approximately $1.9 million for the three months ended June 30, 2003 as compared to approximately $1.9 million for the three months ended June 30, 2002. Revenue from our primary check collection business was approximately $850,000 for the three months ended June 30, 2003 as compared to approximately $976,000 for the three months ended June 30, 2002, a decrease of approximately 12.9%. This decrease was mainly attributable to us no longer providing electronic check recovery services to JC Penney, formerly one of our largest customers and responsible for approximately 18.3% of total revenue for the three months ended June 30, 2002. We are continuing to provide other primary collection services to JC Penney which resulted in revenue of approximately 7.8% of total revenue for the three months ended June 30, 2003. Revenue from our secondary check collection business was approximately $532,000 for the three months ended June 30, 2003 as compared to approximately $495,000 for the three months ended June 30, 2002, an increase of approximately 7.5%. Revenue from electronic check verification increased approximately 34.6% from approximately $247,000 for the three months ended June 30, 2002 to approximately $333,000 for the three months ended June 30, 2003. The increase is mainly attributable to the rollout of check processing services, including electronic check verification, to 49 multi-lane grocery stores with 268 locations in the Houston, Texas area during the third quarter of fiscal year 2003. Revenue from the licensing of certain modules of our software increased approximately $45,000 for the three months ended June 30, 2003. The increases in electronic check verification revenue and software licensing revenue is consistent with our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor.

During the three months ended June 30, 2003, revenue from and associated with our two largest customers amounted to approximately 36% of total revenue. We may be economically dependent on revenue from these customers.

On March 31, 2003, Fleming Retail Group ("Fleming"), one of our customers we previously provided transaction switching services to, filed for Chapter 11 reorganization in the United States Bankruptcy Court. During the three months ended June 30, 2003, Fleming notified us of its intention to commence closing and selling their remaining grocery retail store locations and by the conclusion of the three months ended June 30, 2003, Fleming had finalized the closing and selling of these remaining grocery retail store locations. Consequently, the transaction switching services previously provided by us to Fleming is no longer required and, therefore, the resulting impact on future revenue is a reduction of approximately $90,000 per quarter or approximately 4% of our total revenue.

Costs of operations

Costs of operations increased from approximately $1.6 million for the three months ended June 30, 2002, to approximately $1.8 million for the three months ended June 30, 2003, an increase of approximately 12.5%. Cost of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. The increase was partially attributable to an increase in traditional collection services versus a decrease in electronic check recovery services resulting from the removal of the electronic check recovery services previously provided to JC Penney. Services such as electronic check recovery, provide us with a greater gross margin due to utilization of more cost efficient electronic check recovery methods as compared to more labor-intensive traditional check recovery methods. The increase was also attributable to a provision for losses on accounts receivable from Fleming Retail Group of approximately $42,000 resulting from their recent bankruptcy. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses decreased to approximately $613,000 from approximately $715,000 for the three months ended June 30, 2003 and 2002, respectively, a decrease of approximately 14.3%. The decrease in sales, general and administrative expense is primarily attributable to lower costs associated with the reduction of personnel costs and general corporate expenses.

Amortization and depreciation

Amortization and depreciation decreased to approximately $572,000 from approximately $615,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years' acquisitions, which had become fully depreciated.

Other expenses (income)

For the three months ended June 30, 2003 we had other expenses of approximately $16,000 compared to other income of approximately $6,000 for the three months ended June 30, 2002. The other expenses were attributed to foreign exchange losses from current liabilities due in Canadian currency. Other income for the three months ended June 30, 2002 was attributed to a foreign exchange gain from cash and cash equivalents held in Canadian currency.

Interest

Interest expense decreased to approximately $5,000 from approximately $8,000 for the three months ended June 30, 2003 and 2002, respectively. This decrease was due to the decrease in long-term debt. Interest income decreased to approximately $14,000 from approximately $20,000 for the three months ended June 30, 2003 and 2002, respectively. This decrease in interest earned was primarily attributed to a decrease in funds placed in term deposits or short-term commercial paper, as well as the decrease in interest rates from an average of approximately 1.7% to approximately 1% for the three months ended June 30, 2003 and 2002, respectively.

Loss from continuing operations

Loss from continuing operations increased to approximately $1.1 million from approximately $1 million for the three months ended June 30, 2003 and 2002, respectively. The increase was primarily attributable to an increase in cost of operations resulting from an increase in traditional check collection services as well as an increase in our provision for losses on accounts receivable.

Basic and diluted loss per share from continuing operations were both approximately ($0.05) for the three months ended June 30, 2003, as compared to approximately ($0.05) for the three months ended June 30, 2002.

Results of Operations - discontinued operations

During the three months ended June 30, 2003, we sold our Wildwood Estates property, previously reported in a separate business segment, for total gross proceeds of approximately $2.4 million cash. We recorded net profit of approximately $599,000, which was primarily attributed to a net gain of approximately $625,000 from the sale of real property and capital assets offset by a net loss of approximately $26,000 from discontinued operations. The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment which was no longer consistent with our business strategy.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $5.2 million in working capital as of June 30, 2003, compared to approximately $3.6 million in working capital as of March 31, 2003. The increase in working capital was attributable to cash flows provided by discontinued operations of approximately $2.2 million offset by cash used in operating activities of continuing operations of approximately $585,000. Cash used in operating activities of continuing operations related to normal operating activities and a decrease in accounts payable and accrued liabilities of approximately $228,000, a decrease of prepaid expenses of approximately $82,000 and a decrease in accounts receivable of approximately $60,000. Cash flows used in continuing operations were approximately $586,000 as compared to approximately $599,000 for the three months ended June 30, 2003 and 2002, respectively. Cash used in investing activities of continuing operations was approximately $14,000 as compared to approximately $40,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease during the three months ended June 30, 2003 was due mainly to a reduction in capital asset expenditures. Cash used in financing activities of continuing operations was approximately $41,000 for the three months ended June 30, 2003, as compared to approximately $86,000 for the three months ended June 30, 2002. The decrease in cash used in financing activities is primarily due to the decrease in payments on capital leases.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2003. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2003 filed with the Securities and Exchange Commission.

Contingencies

In addition to the legal matters previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 27, 2003 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2003, until June 30, 2003, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 27, 2003 (file no. 0-13959).

ITEM 4. Controls and Procedures

The Corporation's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of the principal executive and principal financial officers are that the controls and procedures are effective at the reasonable assurance level.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material changes with respect to the information concerning legal proceedings contained in our Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 27, 2003 (file no. 0-13959). In addition to the legal matters as described herein and as previously reported in our most recent report on Form 10-K, we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

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

  31.1 Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

  31.2 Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith).

  32.1 Section 1350 Certification of Chief Executive Officer (furnished herewith).

  32.2 Section 1350 Certification of Controller and Chief Accounting Officer (furnished herewith).

  Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2003:

i) A current report on Form 8-K, dated May 7, 2003, was filed on May 7, 2003 (Item 7)

ii) A current report on Form 8-K, dated May 13, 2003, was filed on May 29, 2003 (Item 5)

iii) A current report on Form 8-K, dated June 4, 2003, was filed on June 19, 2003 (Item 5)

iv) A current report on Form 8-K, dated June 27, 2003, was filed on June 30, 2003 (Item 5)

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Richard R. Schulz

Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: August 14, 2003

Exhibit 31.1

RULE 13A-14(A) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Patrick H. Gaines, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of LML Payment Systems Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information, and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Patrick H. Gaines

Patrick H. Gaines

President and CEO

August 14, 2003

Exhibit 31.2

RULE 13A-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Richard R. Schulz, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of LML Payment Systems Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information, and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Richard R. Schulz

Richard R. Schulz

Controller and Chief Accounting Officer

August 14, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of LML Payment Systems Inc. (the "Corporation") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Patrick H. Gaines, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

/s/ Patrick H. Gaines

Patrick H. Gaines

Chief Executive Officer

August 14, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of LML Payment Systems Inc. (the "Corporation") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard R. Schulz, Controller and Chief Accounting Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

/s/ Richard R. Schulz

Richard R. Schulz

Controller and Chief Accounting Officer

August 14, 2003