Form 10-Q
period 2003-09-30
LML PAYMENT SYSTEMS INC
filed 2003-11-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares of the registrant's Common Stock outstanding as of October 31, 2003, was 19,605,561.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

INDEX

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)
	September 30, 2003 $ (Unaudited)	March 31, 2003 $

ASSETS
Current Assets
Cash and cash equivalents	4,646,137	3,483,690
Restricted cash	300,000	300,000
Accounts receivable, less allowances of $103,253 and $60,815, respectively	453,178	583,969
Prepaid expenses	460,506	540,303

Total Current Assets	5,859,821	4,907,962

Real Property Held for Sale, net	-	1,580,020
Capital Assets, net	2,365,944	3,291,517
Patents, net	1,389,395	1,454,270
Other Assets	238,665	319,514

TOTAL ASSETS	9,853,825	11,553,283

LIABILITIES
Current Liabilities
Accounts payable	519,505	504,869
Accrued liabilities	165,539	216,513
Accrued compensation	250,296	257,667
Current portion of capital lease obligations	-	90,016
Current portion of deferred revenue	259,323	277,350

Total Current Liabilities	1,194,663	1,346,415

Deferred revenue	229,909	243,927

Total Liabilities	1,424,572	1,590,342

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Class B, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Common shares, no par value, 100,000,000 shares
authorized, 19,605,561 and 19,593,061 shares issued and
outstanding, respectively

	- - 30,394,311	- - 30,350,561
Deficit	(21,965,058)	(20,387,620)

Total Shareholders' Equity	8,429,253	9,962,941

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	9,853,825	11,553,283

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2003 $	2002 $	2003 $	2002 $

REVENUE	1,773,113	1,948,830	3,669,776	3,827,717

COSTS AND EXPENSES
Cost of operations	1,658,527	1,523,076	3,416,404	3,103,789
Sales, general and administrative	669,630	559,762	1,282,458	1,274,850
Amortization and depreciation	526,365	615,554	1,098,813	1,230,187
Other expenses	40,338	14,474	56,685	8,285

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST INCOME AND INCOME TAXES	(1,121,747)	(764,036)	(2,184,584)	(1,789,394)

Interest income, net	17,836	11,974	27,437	23,830

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,103,911)	(752,062)	(2,157,147)	(1,765,564)

State income taxes	4,200	-	8,400	-

LOSS FROM CONTINUING OPERATIONS	(1,108,111)	(752,062)	(2,165,547)	(1,765,564)

Discontinued operations (Note 3)	(11,317)	(17,872)	588,109	(34,945)

NET LOSS	(1,119,428)	(769,934)	(1,577,438)	(1,800,509)

DEFICIT, beginning of period	(20,845,630)	(18,370,110)	(20,387,620)	(10,905,949)
Change in accounting policy	-	-	-	(6,433,586)

DEFICIT, end of period	(21,965,058)	(19,140,044)	(21,965,058)	(19,140,044)

LOSS PER SHARE
Basic loss per share
Loss from continuing operations	(0.06)	(0.04)	(0.11)	(0.09)

Net loss	(0.06)	(0.04)	(0.08)	(0.09)

Diluted loss per share Loss from continuing operations	(0.06)	(0.04)	(0.11)	(0.09)

Net loss	(0.06)	(0.04)	(0.08)	(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,594,572	19,451,061	19,593,812	19,450,869
Diluted	19,594,572	19,451,061	19,593,812	19,450,869

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)
	Three Months Ended September 30		Six Months Ended September 30

	2003 $	2002 $	2003 $	2002 $

Operating Activities:
Loss from continuing operations	(1,108,111)	(752,062)	(2,165,547)	(1,765,564)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	-	-	42,439	-
Amortization and depreciation	526,365	615,554	1,098,813	1,230,187
Other	41,519	-	41,519	-
Changes in operating assets and liabilities
Accounts receivable	(41,018)	142,398	19,333	(119,712)
Prepaid expenses	(11,230)	3,410	71,194	187,830
Accounts payable and accrued liabilities	243,299	20,487	15,035	(334,246)
Other assets	24,001	(140,219)	23,268	(133,364)
Deferred revenue	24,852	108,715	(32,045)	334,431

Net cash used in operating activities of continuing operations	(300,323)	(1,717)	(885,991)	(600,438)

Investing Activities:
Capital asset expenditures	(49,105)	(111,931)	(56,231)	(148,765)
Patents	-	(2,557)	(7,306)	(5,845)

Net cash used in investing activities of continuing operations	(49,105)	(114,488)	(63,537)	(154,610)

Financing Activities:
Payments on capital leases	(48,648)	(82,920)	(90,016)	(186,501)
Proceeds from exercise of stock options	43,750	-	43,750	17,325

Net cash used in financing activities of continuing operations	(4,898)	(82,920)	(46,266)	(169,176)

Net cash used in continuing operations	(354,326)	(199,125)	(995,794)	(924,224)

Net cash (used in) provided by discontinued operations (Note 3)	(26,621)	(20,116)	2,158,241	(51,089)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(380,947)	(219,241)	1,162,447	(975,313)
Cash and cash equivalents, beginning of period	5,027,084	3,826,232	3,483,690	4,582,304

Cash and cash equivalents, end of period	4,646,137	3,606,991	4,646,137	3,606,991

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2003 and the consolidated statements of operations and deficit and cash flows for the three months and six months ended September 30, 2002 and 2003 of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2003, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 27, 2003 (file no. 0-13959). Certain of the prior period financial statement amounts have been reclassified to conform to the current period presentation.

2. Stock-based compensation

CICA Handbook section 3870 Stock-based Compensation and Other Stock-based Payments ("CICA 3870"), encourages, but does not require, corporations to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to continue to account for stock-based compensation using the intrinsic value method and to provide disclosures of the pro forma effects of adoption had we recorded compensation expense under the fair value method. During the three months and six months ended September 30, 2003, there were 40,000 stock options granted. The pro forma compensation expense recorded during the three months and six months ended September 30, 2003 represents the amortization of previously issued stock options as well as the stock options granted during the three and six months ended September 30, 2003. These options are amortized to pro forma compensation expense as the options vest.

	Three Months Ended September 30		Six Months Ended September 30

	2003 $	2002 $	2003 $	2002 $

Net loss
As reported	(1,119,428)	(769,934)	(1,577,438)	(1,800,509)

Compensation cost	520,663	1,738,705	1,284,517	2,617,463
Pro forma	(1,640,091)	(2,508,639)	(2,861,955)	(4,417,972)
Net loss per share
As reported	(0.06)	(0.04)	(0.08)	(0.09)
Pro forma	(0.08)	(0.13)	(0.15)	(0.23)

Fair value of options granted are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months and six months ended September 30, 2003:

Risk free interest rate of 4% for the three months and six months ended September 30, 2003;

Expected volatility of 104% for three months and six months ended September 30,2003;

Expected life of the options of 4 years for the three months and six months ended September 30, 2003;

No dividend yields.

3. Discontinued operations

On June 18, 2003 the Corporation, through its subsidiary LHTW Properties Inc. sold its real property located in Wildwood, Florida. The decision to discontinue operations of this business segment, previously reported under the Residential Real Estate Operations segment, resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with the Corporation's business strategy. The Corporation received gross proceeds of $2.4 million, less selling costs of $185,113, for net proceeds of $2,214,887. The Corporation has recorded a gain on the sale of $625,042 during the six months ended September 30, 2003. There are no expected tax consequences to the Corporation as there are previously existing non-capital losses which the Corporation can apply this gain against. The results of these discontinued operations have been reclassified in the statements of operations and deficit and cash flows for the three months and six months ended September 30, 2003 and 2002. The results of operations of the Residential Real Estate Operations segment are as follows:

Consolidated Statements of Operations	Three Months ended September 30		Six Months ended September 30
	2003 $	2002 $	2003 $	2002 $

Revenue	200	43,177	35,662	82,407

Net loss from discontinued operations	(11,317)	(17,872)	(36,933)	(34,945)
Net gain from sale of property (a)	-	-	625,042	-

Discontinued operations	(11,317)	(17,872)	588,109	(34,945)

(a) Assets included as part of the disposal group:
Real Property - Held for sale

Land held for resale	584,672
Common area land	803,554
Common area building	227,125

Total cost	1,615,351
Less: accumulated depreciation	36,846

Net book value	1,578,505

Capital assets Computer equipment	2,056
Furniture and fixtures	37,407

Total cost	39,463
Less: accumulated depreciation	28,123

Net book value	11,340

Total net book value	1,589,845

Net proceeds from sale of property	2,214,887

Net gain from sale of property	625,042

Consolidated balance sheets	September 30, 2003 $	March 31, 2003 $

Cash	8,564	12,443
Accounts receivable - net	41,220	27,542
Prepaid expenses	-	8,603

Total current assets of discontinued operations	49,784	48,588
Real property - held for sale	-	1,580,020
Capital assets	-	12,753

Total assets of discontinued operations	49,784	1,641,361

Current liabilities	84,291	101,856

Total liabilities of discontinued operations	84,291	101,856

Consolidated statements of cash flows	Three Months ended September 30		Six Months ended September 30
Cash flows (used in) provided by discontinued operations	2003 $	2002 $	2003 $	2002 $

Operating activities	(26,621)	(18,085)	(56,646)	(49,058)
Investing activities	-	(2,031)	2,214,887	(2,031)

Net cash provided by (used in) discontinued operations	(26,621)	(20,116)	2,158,241	(51,089)

4. Industry and Geographic Segments

	Financial Payment Processing Operations U.S.
	Three Months ended September 30		Six Months ended September 30
	2003 $	2002 $	2003 $	2002 $

Revenue	1,773,113	1,948,830	3,668,776	3,826,717

Revenue major customers	683,295	994,497	1,366,157	2,114,652

Segment operating loss	(774,145)	(442,373)	(1,522,618)	(1,212,524)

Total assets	7,121,043	7,122,404	7,121,043	7,122,404

	Corporate Canada
	Three Months ended September 30		Six Months ended September 30
	2003 $	2002 $	2003 $	2002 $

Revenue	-	-	1,000	1,000

Segment operating loss	(333,966)	(309,689)	(642,929)	(553,040)

Total assets	2,682,998	3,734,188	2,682,998	3,734,188

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

Overview

LML Payment Systems Inc. is a financial payment processor that provides consumer financial payment processing solutions to retailers and other clients in the United States. Our financial payment processing solutions include traditional check recovery, electronic check re-presentment, electronic check authorization and electronic check conversion. We also provide electronic fund transfer switching services to certain segments of the retail industry. We focus on providing our services to supermarkets, grocery stores, multi-lane retailers, convenience stores and other national, regional and local retailers in the United States.

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

Discontinued Operations

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

Results of Operations

Three Months Ended September 30, 2003 results compared to Three Months Ended September 30, 2002

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

Total revenue was approximately $1.8 million for the three months ended September 30, 2003 as compared to approximately $1.9 million for the three months ended September 30, 2002. Revenue from our primary check collection business was approximately $840,000 for the three months ended September 30, 2003 as compared to approximately $1.1 million for the three months ended September 30, 2002, a decrease of approximately 23.6%. This decrease was mainly attributable to us no longer providing electronic check recovery services to JC Penney, formerly one of our largest customers which was responsible for approximately 12.3% of our primary check collection revenue for the three months ended September 30, 2002. We are continuing to provide other primary collection services to JC Penney. Revenue from our secondary check collection business was approximately $492,000 for the three months ended September 30, 2003 as compared to approximately $415,000 for the three months ended September 30, 2002, an increase of approximately 18.6%. Revenue from electronic check verification increased approximately 16% from approximately $244,000 for the three months ended September 30, 2002 to approximately $283,000 for the three months ended September 30, 2003. The increase is mainly attributable to the rollout of check processing services, including electronic check verification, to 49 multi-lane grocery stores with 268 locations in the Houston, Texas area during the third quarter of fiscal year 2003. Revenue from the licensing of certain modules of our software decreased approximately $10,000 for the three months ended September 30, 2003. The increase in electronic check verification revenue is consistent with our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor.

During the three months ended September 30, 2003, revenue from and associated with our two largest customers amounted to approximately 38.5% of total revenue. We may be economically dependent on revenue from these customers. During the three months ended September 30, 2003, 7-Eleven, one of our largest customers, informed us that they would not be renewing their contract for check authorization and recovery services with us. During the past six quarters, we recorded revenue of approximately $480,000 per quarter directly attributable to this contract. The contract is scheduled to terminate at the end of November 2003.

Costs of operations

Costs of operations increased from approximately $1.5 million for the three months ended September 30, 2002, to approximately $1.7 million for the three months ended September 30, 2003, an increase of approximately 13.3%. Cost of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. The increase was partially attributable to an increase in traditional collection services versus a decrease in electronic check recovery services resulting from the removal of the electronic check recovery services previously provided to JC Penney. Services such as electronic check recovery, provide us with a greater gross margin due to utilization of more cost efficient electronic check recovery methods as compared to more labor-intensive traditional check recovery methods. During the three months ended September 30, 2003, we made certain adjustments including certain staff reductions which we expect to result in a reduction of our cost of operations by approximately $200,000 per quarter. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses increased to approximately $670,000 from approximately $560,000 for the three months ended September 30, 2003 and 2002, respectively, an increase of approximately 19.6%. The increase in sales, general and administrative expense is primarily attributable to an increase in sales personnel. The declining value of the U.S. dollar has resulted in increases in Corporate administrative costs where a number of expenses are incurred in Canadian dollars.

Amortization and depreciation

Amortization and depreciation decreased to approximately $526,000 from approximately $616,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years' acquisitions, which had become fully depreciated.

Interest

Interest expense decreased to a credit of approximately $3,000 from an expense of approximately $6,000 for the three months ended September 30, 2003 and 2002, respectively. This decrease was due to an adjustment of interest expense for our final payment of our capital lease obligation during the three months ended September 30, 2003. Interest income decreased to approximately $15,000 from approximately $18,000 for the three months ended September 30, 2003 and 2002, respectively. This decrease in interest earned was primarily attributed to a decrease in interest rates from an average of approximately 1.53% for the three months ended September 30, 2002 to approximately 1% for the three months ended September 30, 2003.

Loss from continuing operations

Loss from continuing operations increased to approximately $1.1 million from approximately $752,000 for the three months ended September 30, 2003 and 2002, respectively. The increase was primarily attributable to a decrease in electronic check recovery services revenue and an increase in cost of operations resulting from an increase in traditional check collection services as well as an increase in sales, general and administrative expenses resulting from an increase in sales personnel and general corporate expenses.

Basic and diluted loss per share from continuing operations were both approximately ($0.06) for the three months ended September 30, 2003, as compared to approximately ($0.04) for the three months ended September 30, 2002.

Six Months Ended September 30, 2003 results compared to Six Months Ended September 30, 2002

Revenue

Total revenue was approximately $3.7 million for the six months ended September 30, 2003 as compared to approximately $3.8 million for the six months ended September 30, 2002. Revenue from our primary check collection business was approximately $1.7 million for the six months ended September 30, 2003 as compared to approximately $2 million for the six months ended September 30, 2002, a decrease of approximately 15%. This decrease was mainly attributable to us no longer providing electronic check recovery services to JC Penney, formerly one of our largest customers which was responsible for approximately 12.6% of our primary check collection revenue for the six months ended September 30, 2002. We are continuing to provide other primary collection services to JC Penney. Revenue from our secondary check collection business was approximately $1 million for the six months ended September 30, 2003 as compared to approximately $911,000 for the six months ended September 30, 2002, an increase of approximately 9.8%. Revenue from electronic check verification increased approximately 25.5% from approximately

$491,000 for the six months ended September 30, 2002 to approximately $616,000 for the six months ended September 30, 2003. The increase is mainly attributable to the rollout of check processing services, including electronic check verification, to 49 multi-lane grocery stores with 268 locations in the Houston, Texas area during the third quarter of fiscal year 2003. Revenue from the licensing of certain modules of our software increased approximately $35,000 for the six months ended September 30, 2003. The increases in electronic check verification revenue and software licensing revenue is consistent with our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor.

During the six months ended September 30, 2003, revenue from and associated with our two largest customers amounted to approximately 37.2% of total revenue. We may be economically dependent on revenue from these customers. During the six months ended September 30, 2003, 7-Eleven, one of our largest customers, informed us that they would not be renewing their contract for check authorization and recovery services with us. During the past six quarters, we recorded revenue of approximately $480,000 per quarter directly attributable to this contract. The contract is scheduled to terminate at the end of November 2003.

On March 31, 2003, Fleming Retail Group ("Fleming"), one of our customers we previously provided transaction switching services to, filed for Chapter 11 reorganization in the United States Bankruptcy Court. During the six months ended September 30, 2003, Fleming notified us of its intention to commence closing and selling their remaining grocery retail store locations and by the conclusion of the six months ended September 30, 2003, Fleming had finalized the closing and selling of these remaining grocery retail store locations. Consequently, the transaction switching services previously provided by us to Fleming is no longer required and, therefore, the resulting impact on future revenue is a reduction of approximately $90,000 per quarter or approximately 4% of our total revenue.

Cost of operations

Costs of operations increased from approximately $3.1 million for the six months ended September 30, 2002, to approximately $3.4 million for the six months ended September 30, 2003, an increase of approximately 9.7%. Cost of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. The increase was partially attributable to an increase in traditional collection services versus a decrease in electronic check recovery services resulting from the removal of the electronic check recovery services previously provided to JC Penney. Services such as electronic check recovery, provide us with a greater gross margin due to utilization of more cost efficient electronic check recovery methods as compared to more labor-intensive traditional check recovery methods. The increase was also attributable to a provision for losses on accounts receivable from Fleming Retail Group of approximately $42,000 resulting from their bankruptcy. During the six months ended September 30, 2003, we made certain adjustments including certain staff reductions which we expect to result in a reduction of our cost of operations by approximately $200,000 per quarter. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $1.3 million for the six months ended September 30, 2003 as compared to approximately $1.3 million for the six months ended September 30, 2002.

Amortization and depreciation

Amortization and depreciation decreased to approximately $1.1 million from approximately $1.2 million for the six months ended September 30, 2003 and 2002, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years' acquisitions, which had become fully depreciated.

Interest

Interest expense decreased to approximately $2,000 from approximately $14,000 for the six months ended September 30, 2003 and 2002, respectively. This decrease was due to the decrease in capital lease obligations. Interest income decreased to approximately $29,000 from approximately $38,000 for the six months ended September 30, 2003 and 2002, respectively. This decrease in interest earned was primarily attributed to a decrease in interest rates from an average of approximately 1.62% for the six months ended September 30, 2002 to approximately 1% for the six months ended September 30, 2003.

Loss from continuing operations

Loss from continuing operations increased to approximately $2.2 million from approximately $1.8 million for the six months ended September 30, 2003 and 2002, respectively. The increase was primarily attributable to an increase in cost of operations resulting from an increase in traditional check collection services as well as an increase in our provision for losses on accounts receivable.

Basic and diluted loss per share from continuing operations were both approximately ($0.11) for the six months ended September 30, 2003, as compared to approximately ($0.09) for the six months ended September 30, 2002.

Results of Operations - discontinued operations

During the six months ended September 30, 2003, we sold our Wildwood Estates property, previously reported in a separate business segment, for total gross proceeds of approximately $2.4 million cash. We recorded net profit of approximately $588,000, which was primarily attributed to a net gain of approximately $625,000 from the sale of real property and capital assets offset by a net loss of approximately $37,000 from discontinued operations. The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment which was no longer consistent with our business strategy.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $4.7 million in working capital as of September 30, 2003, compared to approximately $3.6 million in working capital as of March 31, 2003. The increase in working capital was attributable to cash flows provided by discontinued operations of approximately $2.2 million offset by cash used in operating activities of continuing operations of approximately $886,000. Cash used in operating activities of continuing operations related to normal operating activities and an increase in accounts payable and accrued liabilities of approximately $15,000, a decrease of prepaid expenses of approximately $71,000 and a decrease in accounts receivable of approximately $19,000. Cash flows used in continuing operations were approximately $886,000 as compared to approximately $600,000 for the six months ended September 30, 2003 and 2002, respectively. Cash used in investing activities of continuing operations was approximately $64,000 as compared to approximately $155,000 for the six months ended September 30, 2003 and 2002, respectively. The decrease during the six months ended September 30, 2003 was due mainly to a reduction in capital asset expenditures. Cash used in financing activities of continuing operations was approximately $46,000 for the six months ended September 30, 2003, as compared to approximately $169,000 for the six months ended September 30, 2002. The decrease in cash used in financing activities is primarily due to the decrease in payments on capital leases.

We believe that existing cash and cash equivalent balances, and potential cash flows from operations should satisfy our working capital and capital expenditure requirements in the foreseeable future. However, any material acquisitions of complementary businesses, products or technologies, other arrangements, unexpected losses, or an economic slowdown in the retail industry could require us to obtain additional equity or debt financing. There can be no assurance that such financing would be available on acceptable terms, if at all.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2003, until September 30, 2003, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 27, 2003 (file no. 0-13959).

ITEM 4. Controls and Procedures

The Corporation's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of the principal executive and principal financial officers, based on an evaluation of these controls and procedures, are that the controls and procedures are effective as of September 30, 2003 at the reasonable assurance level.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation's Annual General Meeting of Shareholders held August 20, 2003 (the "Meeting"), the following proposals were adopted by shareholders of the Corporation (the "Shareholders") by ordinary resolution: (1) to elect PATRICK H. GAINES, GREG A. MACRAE, L. WILLIAM SEIDMAN, ROBIN B. MARTIN and JACQUELINE PACE as directors of the Corporation for terms expiring at the Annual General Meeting of Shareholders in 2004, as described in the Corporation's Information Circular and Proxy Statement for the Meeting; and (2) to appoint Ernst & Young LLP as auditor of the Corporation to hold office until the Annual General Meeting of Shareholders in 2004.

The number of shares cast for, against, withheld and spoiled, as well as the number of abstentions and broker non-votes as to each of these matters, are as follows:
	PROPOSAL	SHARES FOR	SHARES AGAINST	WITHHELD	SPOILED	ABSTENTIONS	BROKER NON-VOTES
Ordinary Resolutions:
1.	Election of Directors:
	a. Patrick H. Gaines	15,953,811	0	74	0	0	0
	b. Greg A. MacRae	15,903,747	0	116	0	0	0
	c. L. William Seidman	15,953,600	0	285	0	0	0
	d. Robin B. Martin	15,953,811	0	74	0	0	0
	e. Jacqueline Pace	15,903,747	0	116	0	0	0
2.	Appointment of Ernst & Young LLP, as Auditors	15,953,651	0	169	65	0	0

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits:
Exhibit Number	Description of Document
3.1

  Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2000, of LML Payment Systems Inc. (File No. 0-13959)).

3.2	Bylaws (incorporated by reference to Exhibit 1.2 to the Annual Report on Form 20-F for the fiscal year ended March 31, 1998, of LML Payment Systems Inc. (File No. 0-13959)).
-15-
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

  Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2003:

i) A current report on Form 8-K, dated June 18, 2003, was filed on July 3, 2003 (Items 2 and 7)
ii) A current report on Form 8-K, dated July 24, 2003, was filed on July 25, 2003 (Item 5)
iii) An amended current report on Form 8-K, dated June 18, 2003, was filed on August 21, 2003 (Item 7)

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Richard R. Schulz
Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: November 14, 2003