Form 10-Q
period 2003-12-31
LML PAYMENT SYSTEMS INC
filed 2004-02-13
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 0-13959

LML PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Yukon Territory	###-##-####
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant's Common Stock outstanding as of January 23, 2004, was 19,615,561.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

INDEX

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	December 31, 2003 $ (Unaudited)	March 31, 2003 $

ASSETS
Current Assets
Cash and cash equivalents	4,557,242	3,483,690
Short term investments (Note 2)	183,561	-
Restricted cash	300,000	300,000
Accounts receivable, less allowances of $109,916 and $60,815, respectively	441,994	583,969
Prepaid expenses	357,970	540,303

Total Current Assets	5,840,767	4,907,962

Real Property Held for Sale, net	-	1,580,020
Capital Assets, net (Note 3)	2,040,434	3,291,517
Patents, net	1,353,268	1,454,270
Other Assets	55,103	319,514

TOTAL ASSETS	9,289,572	11,553,283

LIABILITIES
Current Liabilities
Accounts payable	524,363	504,869
Accrued liabilities	171,605	216,513
Accrued compensation	176,319	257,667
Current portion of capital lease obligations (Note 3)	34,714	90,016
Current portion of deferred revenue	125,397	277,350

Total Current Liabilities	1,032,398	1,346,415
Capital lease obligations (Note 3)	60,748	-
Deferred revenue	-	243,927

Total Liabilities	1,093,146	1,590,342

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Class B, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Common shares, no par value, 100,000,000 shares
authorized, 19,605,561 and 19,593,061 shares issued and
outstanding, respectively

	- - 30,394,311	- - 30,350,561
Deficit	(22,197,885)	(20,387,620)

Total Shareholders' Equity	8,196,426	9,962,941

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	9,289,572	11,553,283

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)
	Three Months Ended December 31		Nine Months Ended December 31

	2003 $	2002 $	2003 $	2002 $

REVENUE	2,376,143	2,455,164	6,045,919	6,282,881

COSTS AND EXPENSES
Cost of operations	1,500,346	1,817,008	4,907,576	4,920,797
Sales, general and administrative	630,699	567,900	1,922,331	1,842,750
Amortization and depreciation	483,386	570,768	1,582,199	1,800,955
Other expenses	2,042	3,370	58,729	11,655

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST INCOME AND INCOME TAXES	(240,330)	(503,882)	(2,424,916)	(2,293,276)

Interest income, net	11,703	11,965	39,142	35,795

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(228,627)	(491,917)	(2,385,774)	(2,257,481)

State income taxes	4,200	16,170	12,600	16,170

LOSS FROM CONTINUING OPERATIONS	(232,827)	(508,087)	(2,398,374)	(2,273,651)

Discontinued operations (Note 5)	-	(36,856)	588,109	(71,801)

NET LOSS	(232,827)	(544,943)	(1,810,265)	(2,345,452)

DEFICIT, beginning of period	(21,965,058)	(19,140,044)	(20,387,620)	(10,905,949)
Change in accounting policy	-	-	-	(6,433,586)

DEFICIT, end of period	(22,197,885)	(19,684,987)	(22,197,885)	(19,684,987)

LOSS PER SHARE
Basic loss per share
Loss from continuing operations	(0.01)	(0.03)	(0.12)	(0.12)

Net loss	(0.01)	(0.03)	(0.09)	(0.12)

Diluted loss per share Loss from continuing operations	(0.01)	(0.03)	(0.12)	(0.12)

Net loss	(0.01)	(0.03)	(0.09)	(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,605,561	19,492,795	19,597,743	19,460,669
Diluted	19,605,561	19,492,795	19,597,743	19,460,669

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31

	2003 $	2002 $	2003 $	2002 $

Operating Activities:
Loss from continuing operations	(232,827)	(508,087)	(2,398,374)	(2,273,651)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	6,827	-	49,266	-
Amortization and depreciation	483,386	570,768	1,582,199	1,800,955
Other	-	-	41,519	-
Changes in operating assets and liabilities

Restricted Cash	-	(50,000)	-	(50,000)
Accounts receivable	4,357	(432,224)	23,690	(551,936)
Prepaid expenses	102,536	72,107	173,730	259,937
Accounts payable and accrued liabilities	(63,051)	(162,113)	(48,016)	(496,359)
Other assets	183,055	12,668	206,323	(120,695)
Deferred revenue	(363,835)	(55,459)	(395,880)	278,973

Net cash (used in) provided by operating activities of continuing operations	120,448	(552,340)	(765,543)	(1,152,776)

Investing Activities:
Short term investments	(183,561)	-	(183,561)	-
Capital asset expenditures	(17,103)	(92,598)	(73,334)	(241,364)
Patents	-	(3,350)	(7,306)	(9,195)

Net cash used in investing activities of continuing operations	(200,664)	(95,948)	(264,201)	(250,559)

Financing Activities:
Payments on capital leases	(8,679)	(41,240)	(98,695)	(227,741)
Proceeds from exercise of stock options	-	512,000	43,750	529,325

Net cash (used in) provided by financing activities of continuing operations	(8,679)	470,760	(54,945)	301,584

Net cash (used in) provided by continuing operations	(88,895)	(177,528)	(1,084,689)	(1,101,751)

Net cash (used in) provided by discontinued operations	-	(83,062)	2,158,241	(134,152)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,895)	(260,590)	1,073,552	(1,235,903)
Cash and cash equivalents, beginning of period	4,646,137	3,606,991	3,483,690	4,582,304

Cash and cash equivalents, end of period	4,557,242	3,346,401	4,557,242	3,346,401

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations and deficit and cash flows for the three months and nine months ended December 31, 2003 and 2002 of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2003, was derived from its audited consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 27, 2003 (file no. 0-13959). Certain of the prior period financial statement amounts have been reclassified to conform to the current period presentation.

The significant accounting policies used in these interim financial statements are consistent with those used in preparing the Corporation's latest annual financial statements for the year ended March 31, 2003 except for the one noted below.

Significant Accounting Policies

Revenue Recognition

In accordance with SAB 101 "Revenue Recognition" and further guidance provided by CICA EIC-142 and EITF-00-21 "Revenue Arrangements with Multiple Deliverables", the Corporation, with respect to the licensing of its patented intellectual property, accounts for revenue received from each deliverable as a separate unit of accounting using the residual method. Revenue is recognized for each deliverable when all significant performance conditions required to earn the revenue have been met and when the amount is reasonably determinable.

2. Short term investments

In October, 2003 the Corporation invested cash in a term deposit in the amount of $183,561, maturing April 19, 2004 earning interest at the rate of 0.625% per annum.

3. Capital lease obligations

	December 31, 2003 $	March 31, 2003 $

Obligations under capital lease agreement	95,462	90,016
Less current portion	34,714	90,016

	60,748	-

In October 2003, the Corporation entered into a lease agreement with IBM Credit Corporation to finance an equipment purchase of $104,140. Lease payments are due on the last day of each month under the lease terms of thirty-six (36) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly these amounts have been recorded as a capital lease.

Future minimum payments due	$

2004	9,843
2005	39,369
2006	39,369
2007	19,685

108,266

Less amount representing interest (8%)	12,804

Net principal balance	95,462

The lease is collateralized by the equipment under capital lease.

4. Stock-based compensation

CICA Handbook section 3870 Stock-based Compensation and Other Stock-based Payments ("CICA 3870"), encourages, but does not require, corporations to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to continue to account for stock-based compensation using the intrinsic value method and to provide disclosures of the pro forma effects had we recorded compensation expense under the fair value method. During the nine months ended December 31, 2003, there were 40,000 stock options granted. The pro forma compensation expense recorded during the three months and nine months ended December 31, 2003 and 2002 represents the amortization of previously issued stock options as well as the stock options granted during the three and nine months ended December 31, 2003 and 2002. These options are amortized to pro forma compensation expense as the options vest.

	Three Months Ended December 31		Nine Months Ended December 31

	2003 $	2002 $	2003 $	2002 $

Net loss As reported	(232,827)	(544,943)	(1,810,265)	(2,345,452)

Compensation cost	401,170	1,144,832	1,685,687	3,762,294
Pro forma	(633,997)	(1,689,775)	(3,495,952)	(6,107,746)
Basic and diluted net loss per share
As reported	(0.01)	(0.03)	(0.09)	(0.12)
Pro forma	(0.03)	(0.09)	(0.18)	(0.31)

Fair value of options granted are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months and nine months ended December 31, 2003 and 2002:

Risk free interest rate of 4% for the three months and nine months ended December 31, 2003 and 2002;

Expected volatility of 104% for three months and nine months ended December 31,2003 and 2002;

Expected life of the options of 4 years for the three months and nine months ended December 31, 2003 and 2002;

No dividend yields.

5. Discontinued operations

On June 18, 2003 the Corporation, through its subsidiary LHTW Properties Inc. sold its real property located in Wildwood, Florida. The decision to discontinue operations of this business segment, previously reported under the Residential Real Estate Operations segment, resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with the Corporation's business strategy. The Corporation received gross proceeds of $2.4 million, less selling costs of $185,113, for net proceeds of $2,214,887. The Corporation has recorded a gain on the sale of $625,042 during the nine months ended December 31, 2003. There are no expected tax consequences to the Corporation as there are previously existing non-capital losses which the Corporation can apply this gain against. The results of these discontinued operations have been reclassified in the statements of operations and deficit and cash flows for the three months and nine months ended December 31, 2003 and 2002. The results of operations of the Residential Real Estate Operations segment are as follows:

Consolidated Statements of Operations	Three Months ended December 31		Nine Months ended December 31
	2003 $	2002 $	2003 $	2002 $

Revenue	-	83,078	35,662	165,485

Net loss from discontinued operations	-	(36,856)	(36,933)	(71,801)
Net gain from sale of property	-	-	625,042	-

Discontinued operations	-	(36,856)	588,109	(71,801)

6. Reconciliation of United States to Canadian Generally Accepted Accounting Principles

These financial statements are prepared using Canadian generally accepted accounting principles ("CDN GAAP") which do not differ materially from United States generally accepted accounting principles ("U.S. GAAP") with respect to the accounting policies and disclosures in these financial statements except as set out below and as more fully described in the Corporation's annual audited consolidated financial statements for the fiscal year ended March 31, 2003:

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

Results of Operations

Three Months Ended December 31, 2003 results compared to Three Months Ended December 31, 2002

Revenue

Our revenue consists primarily of fees from our primary and secondary check collection, electronic check authorization, electronic check conversion and transaction switching business. Revenue is recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Revenue from our electronic check authorization, electronic check conversion and transaction switching business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectibility is reasonably assured. Fees associated with our primary and secondary check collection business are contingent on successful recovery; accordingly, revenue is recognized as cash is received. In accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition," we recognize software license revenue when all of the following criteria are met: execution of a written agreement; delivery of software; the license fee is fixed and determinable; collectibility of the proceeds is probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements, including post contract customer support. Vendor specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, the price established by authorized management or a substantive renewal rate for post-contract customer support. If we do not have sufficient evidence of the fair value of undelivered elements, revenue is recognized ratably over the support period when the undelivered element is post-contract customer support. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue.

Total revenue was approximately $2.4 million for the three months ended December 31, 2003 as compared to approximately $2.5 million for the three months ended December 31, 2002. Revenue from our primary check collection business was approximately $858,000 for the three months ended December 31, 2003 as compared to approximately $993,000 for the three months ended December 31, 2002, a decrease of approximately 13.6%. This decrease was mainly attributable to us no longer providing electronic check recovery services to JC Penney, formerly one of our largest customers which was responsible for approximately 6% of our primary check collection revenue for the three months ended December 31, 2002. We are continuing to provide other collection services to JC Penney. Revenue from our secondary check collection business was approximately $500,000 for the three months ended December 31, 2003 as compared to approximately $451,000 for the three months ended December 31, 2002, an increase of approximately 10.9%. Revenue from electronic check verification and transaction switching services was approximately $281,000 for the three months ended December 31, 2003 as compared to approximately $345,000 for the three months ended December 31, 2002, a decrease of approximately 18.6%. The decrease was primarily attributable to us no longer providing transaction switching services to Fleming Retail Group ("Fleming"). Fleming filed for Chapter 11 reorganization in the United States Bankruptcy Court on March 31, 2003. Fleming notified us of their intention to commence closing and selling their remaining grocery retail store locations and by the conclusion of our first quarter ended June 30, 2003, Fleming had finalized the closing and selling of those remaining grocery retail store locations. Consequently, the transaction switching services previously provided by us to Fleming was no longer required and, therefore, the impact on revenue for the three months ended December 31, 2003 was approximately $90,000.

During the three months ended December 31, 2003, we entered into an agreement regarding our intellectual property estate regarding the processing of electronic check transactions with Verus Financial Management, Inc. ("Verus"). The agreement involved a fee in exchange for a release regarding potential past infringements of our intellectual property estate by Verus. The agreement also included separate running royalty fees in exchange for a license regarding future electronic check transactions processed by Verus. The fee for the release has been recognized and included in revenue during the three months ended December 31, 2003, and the separate running royalty fees are being recognized on a monthly basis.

During the three months ended December 31, 2003, we terminated a separate sub-license agreement that had been granted to Global eTelecom Inc. ("Global") during the three months ended June 30, 2002. The remaining balance of approximately $256,000 of the sub-license fee paid to us by Global, which had been deferred and was being recognized over the terms of the agreement with Global, was recorded as revenue on the date of termination.

During the three months ended December 31, 2003, revenue from and associated with our four largest customers amounted to approximately 55.5% of total revenue. We may be economically dependent on revenue from these customers. During the three months ended December 31, 2003, 7-Eleven, one of our major customers, entered into a check authorization and collection transition contract with us for a term of six months with provisions for extending the contract for up to three successive additional periods of three months each. The agreement also allows for 7-Eleven to terminate the contract upon sixty days notice.

Cost of operations

Cost of operations decreased from approximately $1.8 million for the three months ended December 31, 2002, to approximately $1.5 million for the three months ended December 31, 2003, a decrease of approximately 16.7%. Cost of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. The decrease is primarily attributable to certain cost reductions including staff made during the three months ended December 31, 2003 and the three months ended September 30, 2003. We continue to seek ways to reduce cost of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses increased to approximately $631,000 from approximately $568,000 for the three months ended December 31, 2003 and 2002, respectively, an increase of approximately 11.1%. Corporate administrative costs increased to approximately $355,000 from approximately $280,000 for the three months ended December 31, 2003 and 2002 respectively, an increase of approximately 26.8%. The increase in corporate administrative costs is primarily attributed to a decrease of approximately 19.3% in the value of the U.S. dollar relative to the Canadian dollar for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. This has resulted in increases in Corporate administrative costs where a number of expenses are incurred in Canadian dollars.

Amortization and depreciation

Amortization and depreciation decreased to approximately $483,000 from approximately $571,000 for the three months ended December 31, 2003 and 2002, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years' acquisitions, which had become fully depreciated.

Interest

Interest expense decreased to approximately $1,000 from approximately $4,600 for the three months ended December 31, 2003 and 2002, respectively. This decrease was due to the decrease in capital lease obligations. Interest income decreased to approximately $13,000 from approximately $17,000 for the three months ended December 31, 2003 and 2002, respectively. This decrease in interest earned was primarily attributed to a decrease in interest rates from an average of approximately 1.56% for the three months ended December 31, 2002 to approximately 1% for the three months ended December 31, 2003.

Loss From Continuing Operations

Loss from continuing operations decreased to approximately $233,000 from approximately $545,000 for the three months ended December 31, 2003 and 2002, respectively. The decrease was primarily attributable to a decrease in cost of operations resulting from certain cost reductions including staff that took place during the three months ended December 31, 2003 and the three months ended September 30, 2003.

Basic and diluted loss per share were both approximately ($0.01) for the three months ended December 31, 2003, as compared to approximately ($0.03) for the three months ended December 31, 2002.

Nine Months Ended December 31, 2003 results compared to Nine Months Ended December 31, 2002

Revenue

Total revenue was approximately $6 million for the nine months ended December 31, 2003 as compared to approximately $6.3 million for the nine months ended December 31, 2002. Revenue from our primary check collection business was approximately $2.6 million for the nine months ended December 31, 2003 as compared to approximately $3.1 million for the nine months ended December 31, 2002, a decrease of approximately 16.1%. This decrease was mainly attributable to us no longer providing electronic check recovery services to JC Penney, formerly one of our largest customers which was responsible for approximately 10.1% of our primary check collection revenue for the nine months ended December 31, 2002. We are continuing to provide other collection services to JC Penney. Revenue from our secondary check collection business was approximately $1.5 million for the nine months ended December 31,

2003 as compared to approximately $1.4 million for the nine months ended December 31, 2002, an increase of approximately 7.1%. Revenue from electronic check verification and transaction switching services increased approximately 7.3% from approximately $836,000 for the nine months ended December 31, 2002 to approximately $897,000 for the nine months ended December 31, 2003. The increase is mainly attributable to the rollout of check processing services, including electronic check verification, to 49 multi-lane grocery stores with 268 locations in the Houston, Texas area during the third quarter of fiscal year 2003.

During the nine months ended December 31, 2003, we entered into an agreement regarding our intellectual property estate regarding the processing of electronic check transactions with Verus Financial Management, Inc. ("Verus"). The agreement involved a fee in exchange for a release regarding potential past infringements of our intellectual property estate by Verus. The agreement also included separate running royalty fees in exchange for a license regarding future electronic check transactions processed by Verus. The fee for the release has been recognized and included in revenue during the nine months ended December 31, 2003, and the separate running royalty fees are being recognized on a monthly basis.

During the nine months ended December 31, 2003, we terminated a separate sub-license agreement that had been granted to Global eTelecom Inc. ("Global") during the three months ended June 30, 2002. The remaining balance of approximately $256,000 of the sub-license fee paid to us by Global, which had been deferred and was being recognized over the terms of the agreement with Global, was recorded as revenue on the date of termination.

During the nine months ended December 31, 2003, revenue from and associated with our two largest customers amounted to approximately 35.5% of total revenue. We may be economically dependent on revenue from these customers. During the nine months ended December 31, 2003, 7-Eleven, one of our largest customers, informed us that they would not be renewing their contract for check authorization and recovery services with us. During the past seven quarters, we recorded revenue of approximately $480,000 per quarter directly attributable to this contract. This contract ended on November 30, 2003, and subsequently 7-Eleven entered into a new check authorization and collection transition contract with us for a term of six months with provisions for extending this contract for up to three successive additional periods of three months each. The agreement also allows for 7-Eleven to terminate the contract upon sixty days notice.

On March 31, 2003, Fleming Retail Group ("Fleming"), one of our customers we previously provided transaction switching services to, filed for Chapter 11 reorganization in the United States Bankruptcy Court. During the nine months ended December 31, 2003, Fleming notified us of its intention to commence closing and selling their remaining grocery retail store locations and by the conclusion of the nine months ended December 31, 2003, Fleming had finalized the closing and selling of these remaining grocery retail store locations. Consequently, the transaction switching services previously provided by us to Fleming is no longer required and, therefore, the resulting impact on future revenue is a reduction of approximately $90,000 per quarter or approximately 4% of our total revenue.

Cost of operations

Cost of operations was approximately $4.9 million for the nine months ended December 31, 2003, as compared to approximately $4.9 million for the nine months ended December 31, 2002. Cost of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. During the nine months ended December 31, 2003, we made certain cost reductions including staff which we expect to result in a reduction of our cost of operations by approximately $200,000 per quarter. We continue to seek ways to reduce cost of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $1.9 million for the nine months ended December 31, 2003 as compared to approximately $1.8 million for the nine months ended December 31, 2002. Corporate administrative costs increased to approximately $998,000 from approximately $833,000 for the nine months ended December 31, 2003 and 2002 respectively, an increase of approximately 19.8%. The increase in corporate administrative costs is primarily attributed to a decrease of approximately 14.5% in the value of the U.S. dollar relative to the Canadian dollar for the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002. This has resulted in increases in Corporate administrative costs where a number of expenses are incurred in Canadian dollars.

Amortization and depreciation

Amortization and depreciation decreased to approximately $1.6 million from approximately $1.8 million for the nine months ended December 31, 2003 and 2002, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years' acquisitions, which had become fully depreciated.

Interest

Interest expense decreased to approximately $3,000 from approximately $18,000 for the nine months ended December 31, 2003 and 2002, respectively. This decrease was due to the decrease in capital lease obligations. Interest income decreased to approximately $42,000 from approximately $54,000 for the nine months ended December 31, 2003 and 2002, respectively. This decrease in interest earned was primarily attributed to a decrease in interest rates from an average of approximately 1.54% for the nine months ended December 31, 2002 to approximately 1% for the nine months ended December 31, 2003.

Loss from continuing operations

Loss from continuing operations increased to approximately $2.4 million from approximately $2.3 million for the nine months ended December 31, 2003 and 2002, respectively. The increase was primarily attributable to a decrease in revenue from our primary check collection business.

Basic and diluted loss per share from continuing operations were both approximately ($0.12) for the nine months ended December 31, 2003, and December 31, 2002.

Results of Operations - discontinued operations

During the nine months ended December 31, 2003, we sold our Wildwood Estates property, previously reported in a separate business segment, for total gross proceeds of approximately $2.4 million cash. We recorded net profit of approximately $588,000, which was primarily attributed to a net gain of approximately $625,000 from the sale of real property and capital assets offset by a net loss of approximately $37,000 from discontinued operations. The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment which was no longer consistent with our business strategy.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $4.8 million in working capital as of December 31, 2003, compared to approximately $3.6 million in working capital as of March 31, 2003. The increase in working capital was attributable to cash flows provided by discontinued operations of approximately $2.2 million offset by cash used in operating activities of continuing operations of approximately $766,000. Cash used in operating activities of continuing operations related to normal operating activities and a decrease in accounts payable and accrued liabilities of approximately $48,000, a decrease of prepaid expenses of approximately $174,000, a decrease in accounts receivable of approximately $24,000, a decrease in other assets of approximately $206,000 and a decrease in deferred revenue of approximately $396,000. Cash flows used in continuing operations were approximately $766,000 as compared to approximately $1.2 million for the nine months ended December 31, 2003 and 2002, respectively. Cash used in investing activities of continuing operations was approximately $264,000 as compared to approximately $251,000 for the nine months ended December 31, 2003 and 2002, respectively. The increase during the nine months ended December 31, 2003 was due mainly to an increase in short term investments of approximately $184,000 offset by a reduction in capital asset expenditures. Short term investments are fixed investments of cash with a term of maturity greater than three months. Cash used in financing activities of continuing operations was approximately $55,000 for the nine months ended December 31, 2003, as compared to cash provided by financing activities of approximately $302,000 for the nine months ended December 31, 2002. The decrease in cash provided by financing activities is primarily due to the decrease in proceeds from the exercise of options of our common stock.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2003, until December 31, 2003, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 27, 2003 (file no. 0-13959).

ITEM 4. Controls and Procedures

The Corporation's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of the principal executive and principal financial officers, based on an evaluation of these controls and procedures, are that the controls and procedures are effective as of December 31, 2003 at the reasonable assurance level.

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

  31.1 Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

  31.2 Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith).

  32.1 Section 1350 Certification of Chief Executive Officer (furnished herewith).

  32.2 Section 1350 Certification of Controller and Chief Accounting Officer (furnished herewith).

  Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2003:

i) A current report on Form 8-K, dated November 14, 2003, was filed on November 17, 2003 (Items 5 and 7)

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Richard R. Schulz
Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: February 13, 2004