Form 10-K
period 2004-03-31
LML PAYMENT SYSTEMS INC
filed 2004-06-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ________

Commission File Number: 0-13959

LML PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	###-##-#### (I.R.S. Employer Identification No.)

1680-1140 West Pender Street
Vancouver, British Columbia
Canada V6E 4G1
(Address of principal executive offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (604) 689-4440

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.). Yes [X] No [ ]

As of September 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant held by non-affiliates based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ SmallCap Market, was approximately $61,018,564.

As of May 28, 2004, the Registrant had 19,849,851 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.
2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. Business

Unless the context otherwise requires, references in this report on Form 10-K to the "Company", "LML," "we," "us" or "our" refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. Effective April 1, 2001, CFDC Holdings Corp., CF Data Corp., Check Technologies, Inc., National Recovery Systems, Ltd. of America d/b/a Check Center, National Process Servers, Inc. and Phoenix EPS, Inc. merged into ChequeMARK Inc., which simultaneously changed its name to LML Payment Systems Corp. Subsequent to the merger, LML Payment Systems Inc.'s subsidiaries are LML Corp. (formerly known as ChequeMARK Holdings Inc.), Legacy Promotions Inc. and LHTW Properties, Inc. LML Corp's subsidiaries are LML Patent Corp. (formerly known as ChequeMARK Patent Inc.), and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to "$" are to United States ("U.S.") Dollars.

Overview

LML Payment Systems Inc. is a financial payment processor that primarily provides consumer financial payment processing solutions to retailers and other clients in the U.S. Our financial payment processing solutions include traditional check recovery, electronic recovery of paper checks (also known as electronic check re-presentment), electronic check authorization and electronic check conversion. We also provide electronic fund transfer switching services to certain segments of the retail industry. We focus on providing our services to supermarkets, grocery stores, multi-lane retailers, convenience stores and other national, regional and local retailers in the U.S.

In a former, separate business segment, we owned and managed Wildwood Estates, a 332-acre manufactured home retirement property in Wildwood, Florida. Operations included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provided the resident community with certain amenities and services commonly associated with similar developments. During the year ended March 31, 2004, we sold the Wildwood Estates property for total gross proceeds of approximately $2.4 million cash.

Our business is now composed solely of activity in the financial payment processing segment.

Strategy

In November, 2001 the U.S. Federal Reserve released research results from three main studies(1): The Depository Financial Institution Check Study, the Check Sample Study and the Electronic Payment Study. The Check Sample Study indicated that approximately 50 billion checks were written in the U.S. in the year 2000, totaling approximately $48 trillion in payments. Approximately 50 percent were written by consumers. The study also established that the leading use of checks was for remittance or bill payment followed by consumer payments made at the retail point-of-sale.

We believe that there is a large market for financial payment processing solutions including electronic check authorization, traditional and electronic check recovery and we believe that there will likely be a large market for electronic check conversion services.

Results from the Electronic Payment Study indicated that approximately 30 billion retail electronic payments were originated in the U.S. in 2000 with a dollar volume in excess of $7 trillion. Credit cards represented about half of these electronic payments at 15 billion transactions worth $1.23 trillion. Debit cards were used in approximately 8.3 billion transactions worth $348 billion and the Automated Clearing House processed approximately 5.6 billion retail transactions worth $5.67 trillion.

__________________________

(1) A Snapshot of the Retail Payments System: Research Results from the Federal Reserve.
The Depository Financial Institution Check Study: The Check Sample Study
Electronic Payment Instruments Study, November, 2001
Federal Reserve System

According to the National Automated Clearing House Association ("NACHA"), in 2003, more than 204 million consumer checks were converted to electronic transactions initiated from the retail point-of-sale. More than 220 million consumer checks regarding bill payment/accounts receivable were converted to electronic transactions through the facilities of the Automated Clearing House network.

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

Financial Payment Processing Services

We provide financial payment processing solutions to national, regional and local retail merchants in the U.S., including supermarket chains, grocery stores, convenience stores and other retailers. These solutions include electronic check authorization, primary and secondary check collections, electronic check re-presentment, and electronic check conversion. We also provide retail clients with selective routing or switching services of credit, debit and electronic benefit transfer (EBT) transactions to third party processors, banks and authorization networks/vendors for authorization and settlement.

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

In February 2004, we announced our participation as a merchant acquirer processor in the new STAR CHEK Direct service, a direct check debit and verification service provided by Star Systems® . The STAR CHEK Direct service includes verification that the consumer's account exists and that the consumer's account contains sufficient funds to cover the transaction. In addition to this enhanced verification, the STAR CHEK Direct service provides for the real-time point-of-sale debit from the consumer's account thereby allowing for same-day settlement of transactions. The success of the STAR CHEK Direct service will depend to some extent upon the number of financial institutions who decide to participate in the program.

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

Data Center Operations

From our data center in Scottsdale, Arizona, we manage and monitor certain communication networks that connect retail store terminals and in-store controllers to our host computer for electronic check authorization, electronic check conversion, credit, debit and EBT transactions. We support most major telecommunication options including dial-up, frame relay, and wireless sources. We connect to debit networks, magnetic stripe EBT programs, check authorization networks and third party credit card processors which allows us to route electronic payment transactions to the appropriate network for authorization and pass this information back to point-of-sale terminals to complete transactions.

We employ proven IBM Mainframe hardware equipment for all of our electronic payment processing including electronic check authorization, electronic check re-presentment, electronic check conversion and credit, debit and EBT card switching. We also employ our proprietary processing software - known as the Retail Electronic Payments System - to process all electronic payment transactions. Our data center is operated by technical and support personnel on a 24 hour / 7 days a week basis. We maintain disaster recovery arrangements with IBM and various communication carriers. We continue to evaluate plans for construction of a second data center which will provide redundant and geographically separate processing capabilities which will enable an instantaneous redirection of all information technology services.

Sales and Marketing

We market our financial payment processing services, including traditional check recovery, electronic check recovery, electronic check authorization, electronic check conversion and electronic fund transfer switching services, directly through an internal sales force which, at March 31, 2004, included 4 sales people, to medium and large retailers. Part of our business strategy has been to provide a suite of vertical check processing services to clients while also providing electronic authorization routing or switching services for other point-of-sale tender types such as credit card, debit card and EBT.

Under our LASR™ brand, we are developing and marketing three distinct electronic check services for the retail point-of-sale: LASR Data™, LASR Direct™ and LASR Debit™. All include certain levels of authorization, settlement and recovery. We believe that the retail merchant community is heavily segmented into different types of merchants who require very different service offerings. Our strategy is to match individual merchants with the type of LASR™ service offering that best meets their requirements.

Our business strategy also includes cross-selling electronic check processing solutions such as electronic check re-presentment and electronic check conversion to existing clients who may be receiving traditional check recovery services from us. We attempt to migrate our clients from traditional recovery services to electronic recovery services and to electronic check conversion services.

In addition to the retail point-of-sale, recently approved NACHA rules allow for the conversion of consumer checks from remittance lockbox operators. In fiscal 2003, we announced a partnership with CheckFree Corporation through which we provide and maintain key software technology for CheckFree's accounts receivable check conversion product called PEP+ reACH™ . According to NACHA, last year more than 220 million consumer checks were converted at lockboxes, an increase of 825% over 2002. We estimate the potential total market for lockbox check conversion to be over 8 billion items. As a market entry into this industry segment, our strategy is to continue to support and maintain our obligations under our partnership agreement with CheckFree.

We presently own five U.S. patents that describe electronic check processing methods. We plan to develop the profitability of our intellectual property and related technology through the provision of electronic check processing licenses. We plan to offer licenses of our technology in exchange for royalty fees that are typically calculated on a transaction basis. During the fiscal year ended March 31, 2004, we awarded a limited personal, non-exclusive license to Verus Financial Management, Inc. ("Verus"), a company that provides a wide range of payment processing services including electronic payment processing for associations, retail, mail order/ telephone order and Internet based merchants.

We are an active participant and sponsor at many trade association conferences and tradeshows including NACHA's "Payments 2004", NACHA's "Electronic Check 2004", the Food Marketing Institute's "Marketechnics 2004" and the "Association of Financial Professionals 2004" show. We are also a member of NACHA's Electronic Check Council as well as the Food Marketing Institute's Associate Member Program.

We continue to evaluate and examine acquisition opportunities of businesses where we believe our electronic check processing services can be offered to existing clientele in such industries as commercial lockbox, telephone catalogue businesses and Internet businesses.

Competition

The financial payment processing market in which we operate is highly competitive and is characterized by changing technology, evolving industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence. Our competitors include other check authorization, collections, software development and guarantee firms offering some or all of the payment processing services offered by us, including electronic check authorization and collections, electronic check re-presentment and electronic check conversion. According to The Nilson Report issue #791, there are at least 13 competing verification companies. We believe our largest competitors are eFunds (Scan), First Data's TeleCheck Services, Certegy, Inc., Global Payments and ECHO's XPRESSCHEX, Inc. In addition, we anticipate that entities within the related credit card and banking industry, which are both highly competitive, may provide competing electronic checking services in the future. Many of our competitors have greater technical, financial and marketing resources than us and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than us. There can be no assurance that our current products and services will not become obsolete or that we will have the financial, technical and marketing resources and support facilities to compete successfully in the future.

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

Certain check collection and electronic check re-presentment services that we provide are governed by the Federal Fair Debt Collection Practices Act and the Federal Fair Credit Reporting Act and other similar state laws. Electronic check re-presentment transactions are subject to applicable NACHA Operating Rules, and applicable Uniform Commercial Code statutes. Our electronic check conversion transactions currently utilize the facilities of the Automated Clearing House Network and therefore are governed by and subject to NACHA Operating Rules and Regulation E. We use commercially reasonable efforts to oversee compliance with the requirements of these acts and regulations.

Intellectual Property

We rely upon a combination of trademark, copyright, patent and trade secret law to establish and protect our trademarks, software and inventions. Our success will depend, in part, on our ability to protect and enforce intellectual property protection for the technology contained in our patents and the Retail Electronic Payment System. Certain unique aspects of our intellectual property are protected by patents. For example, U.S. Patent No. 5,484,988, owned by us, describes an electronic checkwriting point-of-sale system for consumer transactions that does not require the negotiation of a paper check. Moreover, our patent estate addresses, among other issues, the electronic submission of transactions through a centralized database and authorization system for approval electronically, electronic debiting of consumer bank accounts and electronic crediting of designated merchant accounts in real-time or off-line modes using the facilities of the Automated Clearing House Network or any competing network.

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

In addition, on September 4, 2001, we received notification of the issuance of U.S. Patent No. 6,283,366. This patent addresses, among other issues, electronic check conversion regarding corporate checks and electronic fund transfers and relates to existing U.S. Patent No. 5,484,988 and U.S. Patent No. 6,164,528. On March 12, 2002, we received notification of the issuance of U.S. Patent No. 6,354,491. This patent addresses electronic check processing and relates to existing U.S. Patent Nos. 5,484,988, 6,164,528 and 6,283,366.

On April 8, 2003, we received notification of the issuance of U.S. Patent No. 6,547,129. This patent addresses electronic check processing and relates to existing U.S. Patent Nos. 5,484,988, 6,164,528, 6,283,366 and 6,354,491.

We intend to continue to file additional patent applications to expand our intellectual property estate, seeking coverage of our developments in our business areas. We rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to establish and protect proprietary rights in our Retail Electronic Payment System software and certain other software. There can be no assurance that these protections will be adequate to deter misappropriation of our technologies or independent third-party development of similar technologies. The cost of prosecuting a claim of infringement against others, or defending a patent infringement claim, may be substantial and there can be no assurance that we will have the resources necessary to successfully prosecute or defend a patent infringement claim. Although we do not believe that our technology infringes the patent rights of others, there can be no assurance that infringement claims will not be made in the future or that the validity or enforceability of any patent issued to us will be sustained if judicially tested.

Risks Associated with the Development of our Business

As we continue to develop our business in the financial payment processing industry, we may encounter unforeseen difficulties, some of which may be beyond our ability to control, related to marketing, product development, regulation, or proprietary technology. The success of our business will depend on, among other things, the demand for and cost of marketing our technology, the volume and total value of transactions processed by merchants utilizing our technology, the technological adaptation of electronic check conversion end-users, the renewal of material contracts with existing clients, our ability to anticipate and respond to technological changes, particularly with respect to e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, and the cost of protecting our technological products. If we experience system failures, the products and services we provide to our merchants could be delayed or interrupted, which could harm our business and reputation and could result in the loss of merchants. If the security of our databases is compromised, our reputation could suffer and merchants may not be willing to use our products. The actual results of our operations in the future may vary widely due to, but not limited to, technological changes, increased competition, new government regulation or intervention in the industry, general economic conditions and other risks described in our filings with the Securities and Exchange Commission.

Corporate History

We were originally incorporated under the laws of the Province of British Columbia, Canada, as a "specially limited company" on January 24, 1974. In October 1997, after receipt of shareholder approval, our directors elected to change our governing corporate jurisdiction to the Yukon Territory, which change became effective in November 1997. Under the Yukon Business Corporations Act, we are a corporation which enjoys limited liability for its shareholders, is governed by its Board of Directors and generally has the powers and capacity attributable to a corporation.

Employees

There exists competition for personnel in the financial payment processing industry. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel. There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future. As of May 28, 2004, we had 76 full-time employees including 4 employees in sales and marketing and 11 employees in administration and finance. We also employ consultants to perform services for us from time to time.

Business Concentration

During the fiscal year ended March 31, 2004, fees from and associated with our two largest customers amounted to approximately 36% of total revenue. 7-Eleven and Dillon's were our principal customers. In fiscal year 2004, revenue from 7-Eleven, and Dillon's amounted to approximately 23% and 13%, respectively, of our total revenue. We may be economically dependent on revenue from these customers. We ceased providing check authorization and recovery services to 7-Eleven on May 31, 2004. We believe that replacement revenue may come from sales of our products and services to new and existing merchant clients, the licensing of our patented technology and royalties from software licensing agreements. Failure to successfully replace some or all of this revenue could have a material adverse effect on our liquidity, capital resources or results of operations. See "Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operations."

Florida Manufactured Home Retirement Community Business

In a former, separate business segment, we owned and managed a 332-acre manufactured home retirement property known as Wildwood Estates, in Wildwood, Florida. Operations included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provided the resident community with certain amenities and services commonly associated with similar developments. During the year ended March 31, 2004, we sold the Wildwood Estates property for total gross proceeds of approximately $2.4 million cash.

ITEM 2. Properties

Office Space. As of May 28, 2004, we leased office space containing approximately 30,000 square feet of floor space for our operations. Our principal facilities include:
Location	Approximate Square Feet	Lease Expiration Date	Description
Wichita, Kansas Dallas, Texas Scottsdale, Arizona Dallas, Texas Vancouver, British Columbia	10,000 8,000 5,000 3,500 3,400	December, 2004 November, 2005 September, 2005 November, 2004 September, 2008	Secondary Collection operations Primary Collection operations Data Center operations Primary Collection operations Administration

Our corporate headquarters are located in Vancouver, British Columbia, Canada.

We consider our current facilities adequate for our current needs and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate, data center processing and primary and secondary check collections operations and for additional sales and service.

ITEM 3. Legal Proceedings

On December 14, 2000, we received a complaint filed by Todd H. Moore against us in the 150th District Court, Bexar County, Texas. On November 25, 2003 the 150th District Court, Bexar County, Texas dismissed this case without prejudice. Mr. Moore was seeking an order directing us to deliver an option to purchase shares of our common stock and certain other relief.

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

Fiscal Year Ended March 31	High $	Low $

2004
1Q	8.84	4.85
2Q	7.83	3.95
3Q	5.89	3.79
4Q	8.12	5.04

2003
1Q	12.44	6.70
2Q	7.24	3.50
3Q	13.93	5.05
4Q	13.75	4.74

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

Holders of Common Stock

As of May 28, 2004, there were approximately 405 record holders of our common stock, with 19,849,851 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not paid any dividends on our common stock in the past and have no current plan to pay dividends in the future. We intend to devote all funds to the operation of our businesses.

Canadian Federal Tax Considerations

General

There are no foreign or currency controls in Canada, and there are no exchange restrictions on borrowing from abroad, on the repatriation of capital, or the ability to remit dividends, profits, interests, royalties, or other payments to non-resident holders of our common stock. However, any such remittance to a resident of the U.S. is subject to a reduced withholding tax pursuant to various Articles of the Canada-U.S. Income Tax Convention, 1980 (the "Treaty") between Canada and the U.S.

Dividends

Generally, dividends that are paid or credited by Canadian corporations to non-resident shareholders are subject to a nonresident tax of 25%. However, the Treaty provides that dividends paid by a Canadian corporation to a corporation resident of the U.S. with no permanent establishment in Canada, which owns at least 10% of our voting stock paying the dividend, are subject to the Canadian non-resident withholding tax of 5%. In all other cases, when a dividend is paid by a Canadian corporation to the beneficial owner resident in the U.S., the Canadian non-resident withholding tax is 15% of the amount of the dividend.

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

Interest

Generally, interest paid or credited to a non-resident is subject to a 25% Canadian withholding tax. If, at a time when interest has accrued but is not yet payable, the holder of the debt transfers it to a Canadian resident or, in certain circumstances, a non-resident who carries on business in Canada, part of the proceeds of the disposition may be considered to be interest for Canadian income tax purposes. Under the Treaty, the rate of withholding tax on interest paid to a U.S. resident is 10%. For Treaty purposes, interest means interest as defined by domestic Canadian income tax rules. The withholding tax applies to the gross amount of the interest payment.

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

The applicable tax rate on capital gains realized by a non-resident is 18.06% for corporations and 21.46% for individuals. Under the Treaty, capital gains realized by a U.S. resident on the disposition of shares of a Canadian corporation are exempt from Canadian income tax, unless (i) the value of the shares is derived principally from Canadian real property, or (ii) the shares are effectively connected with a permanent Canadian establishment of such non-resident, the capital gains are attributable to such permanent establishment, and the gains are realized not later than twelve months after the termination of such permanent establishment.

Equity Compensation Plan Information

The following table provides information as of March 31, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan and the 1998 Stock Incentive Plan:
	(A)	(B)	(C)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders(1)	1,988,210	$6.11	2,442,500
Equity compensation plans not approved by security holders(2)	80,000	$7.22	-
Total	2,068,210	$6.15	2,442,500

(1) These plans consist of: (i) the 1996 Stock Option Plan, (ii) the 1998 Stock Incentive Plan

(2) These plans consist of 80,000 options granted to a former consultant pursuant to the terms of a consulting agreement dated November 30, 1999, vesting over a period of 1 year, expiring on November 30, 2004.

ITEM 6. Selected Financial Data

The selected financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes. We have derived the statement of operations data for the fiscal years ended March 31, 2002, 2003 and 2004 and the balance sheet data as at March 31, 2003 and 2004 from the audited financial statements included elsewhere in this document. The statement of operations data for the fiscal years ended March 31, 2000 and 2001 and the balance sheet data as at March 31, 2000, 2001 and 2002 were derived from the audited financial statements that are not included in this document. Historical results are not necessarily indicative of results to be expected for future periods.

Table of Selected Financial Data1
Year Ended March 31
(Presented under Canadian GAAP)
(Amounts in thousands, except per share data)

	2004	2003	2002	2001	2000
Statement of operations data:
Operating revenue	$8,740	$8,560	$9,081	$9,880	$2,870
Loss from continuing operations[5]	(2,316)	(2,963)	(5,181)	(4,841)	(2,169)
Discontinued operations[4]	588	(85)	(57)	(373)	(178)
Net loss3 and 5	(1,728)	(3,048)	(5,238)	(5,214)	(2,347)
Loss from continuing operations per share - basic	(.12)	(.15)	(.27)	(.29)	(.18)
Loss from continuing operations per share - diluted	(.12)	(.15)	(.27)	(.29)	(.18)
Net Loss per share - basic	(.09)	(.16)	(.27)	(.31)	(.19)
Net Loss per share - diluted	(.09)	(.16)	(.27)	(.31)	(.19)
Weighted average number of common shares outstanding - basic	19,606	19,495	19,249	16,769	12,089
Weighted average number of common shares outstanding - diluted	19,606	19,495	19,249	16,769	12,089
Balance sheet data:
Current assets	$6,720	$4,908	$5,760	$9,659	$12,358
Total assets[2]	9,759	11,553	20,919	27,311	23,738
Current liabilities	1,076	1,346	1,952	2,976	2,522
Long-term debt, less current portion	56	-	89	274	70

Table of Selected Financial Data1
Year Ended March 31
(Reconciliation As Adjusted for U.S. GAAP)
(Amounts in thousands, except per share data)
	2004	2003	2002	2001	2000
Statement of operations data:
Operating revenue	$8,740	$8,560	$9,081	$9,880	$2,870
Loss from continuing operations[5]	(2,316)	(2,963)	(5,181)	(4,841)	(2,169)
Discontinued operations[4]	588	(85)	(57)	(373)	(178)
Net loss before cumulative effect of accounting change	(1,728)	(3,048)	(5,238)	(5,214)	(2,347)
Loss from continuing operations per share basis	(.12)	(.15)	(.27)	(.29)	(.18)
Loss from continuing operations per share diluted	(.12)	(.15)	(.27)	(.29)	(.18)
Net loss before cumulative effect of accounting change per share - basic	(.09)	(.16)	(.27)	(.31)	(.19)
Net loss before cumulative effect of accounting change per share - diluted	(.09)	(.16)	(.27)	(.31)	(.19)
Cumulative effect of accounting change	-	(6,434)	-	-	-
Per share - basic	-	(.33)	-	-	-
Per share - diluted	-	(.33)	-	-	-
Net loss3 and 5	(1,728)	(9,482)	(5,238)	(5,214)	(2,347)
Per share - basic	(.09)	(.49)	(.27)	(.31)	(.19)
Per share - diluted	(.09)	(.49)	(.27)	(.31)	(.19)
Weighted average number of common shares outstanding - basic	19,606	19,495	19,249	16,769	12,089
Weighted average number of common shares outstanding - diluted	19,606	19,495	19,249	16,769	12,089
Balance sheet data:
Current assets	$6,720	$4,908	$5,760	$9,659	$12,358
Total assets[2]	9,759	11,553	20,919	27,311	23,738
Current liabilities	1,076	1,346	1,952	2,976	2,522
Long-term debt, less current portion	56	-	89	274	70

1 The financial information set forth in this table for the fiscal years ended March 31, 2000, 2001, 2002, 2003 and 2004 includes our accounts on a consolidated basis. The financial data for the fiscal year ended March 31, 2000 includes the acquisition of CFDC Holdings Corp. and National Recovery Systems, Ltd. of America d/b/a Check Center. The financial data for the fiscal year ended March 31, 2001 includes the acquisition of Phoenix EPS Inc. and Check Technologies Inc.

2 The Total Assets for the fiscal year ended March 31, 2003 are reflective of a one-time non-cash charge of approximately $6.4 million to write-off the carrying value of our goodwill.

3 Under Canadian generally accepted accounting principals ("Canadian GAAP"), goodwill impairment of approximately $6.4 million is recorded as an adjustment to opening retained earnings as of the beginning of the fiscal year ended March 31, 2003, while under U.S. generally accepted accounting principles ("U.S. GAAP"), the impairment is reflected as a cumulative effect of an accounting change and included in net loss for the fiscal year ended March 31, 2003.

4 During the fiscal year ended March 31, 2004 we sold the Wildwood Estates property for gross proceeds of approximately $2.4 million. The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with our business strategy. The results of these discontinued operations have been reclassified in the statements of operations and deficit and cash flows for the years ended March 31, 2000, 2001, 2002, 2003, and 2004.

5 Loss from continuing operations and net loss for the fiscal year ended March 31, 2004 include stock based compensation expenses of approximately $86,000 resulting from our adoption of new accounting standards requiring fair value accounting for all stock options issued during the year.

Other Data

The following table reconciles EBITDA to the accompanying audited Consolidated Financial Statements:

Table of Selected Financial Data1
Year Ended March 31
(Reconciliation of EBITDA to Canadian GAAP)
(Amounts in thousands)
	2004	2003	2002	2001	2000
Net loss2	(1,728)	(3,048)	(5,238)	(5,214)	(2,347)
Add: Interest Taxes Depreciation and Amortization EBITDA3	(41) 17 2,062 310	(53) 20 2,390 (691)	(132) 17 3,247 (2,106)	(571) 58 3,085 (2,642)	213 18 884 (1,232)

Table of Selected Financial Data1
Year Ended March 31
(Reconciliation As Adjusted for U.S. GAAP)
(Amounts in thousands)
	2004	2003	2002	2001	2000
Net loss2	(1,728)	(9,482)	(5,238)	(5,214)	(2,347)
Add: Cumulative Effect of Accounting Changes2 Interest Taxes Depreciation and Amortization EBITDA3	- (41) 17 2,062 310	6,434 (53) 20 2,390 (691)	- (132) 17 3,247 (2,106)	- (571) 58 3,085 (2,642)	- 213 18 884 (1,232)

1 The financial information set forth in this table for the fiscal years ended March 31, 2000, 2001, 2002, 2003 and 2004 includes our accounts on a consolidated basis. The financial data for the fiscal year ended March 31, 2000 includes the acquisition of CFDC Holdings Corp. and National Recovery Systems, Ltd. of America d/b/a Check Center. The financial data for the fiscal year ended March 31, 2001 includes the acquisition of Phoenix EPS Inc. and Check Technologies Inc.

2 Under Canadian GAAP, goodwill impairment of approximately $6.4 million is recorded as an adjustment to opening retained earnings as of the beginning of the fiscal year ended March 31, 2003, while under U.S. GAAP, the impairment is reflective as a cumulative effect of an accounting change and included in net loss for the fiscal year ended March 31, 2003.

3 EBITDA is earnings before interest, taxes, depreciation and amortization. It is important to note that EBITDA is a supplemental non-GAAP measure and does not represent cash provided or used by operating activities. We believe that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (as determined in accordance with Canadian GAAP or U.S. GAAP) as an indicator of our operating performance or to cash flows from operating activities (as determined in accordance with Canadian GAAP or U.S. GAAP) as a measure of liquidity. Our method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. See Item 8. "Financial Statements." This information is not necessarily indicative of future operating results. The Consolidated Financial Statements and Notes thereto have been prepared in accordance with Canadian GAAP.

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

Overview

LML Payment Systems Inc. is a financial payment processor. We provide check risk services such as electronic check authorization, electronic check processing services such as electronic check conversion and return check management such as traditional and electronic recovery services to retail clients. We also provide mainframe payment processing software modules and rights to use our patented intellectual property to retailers and other payment processors.

When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client. In some instances we also earn a percentage of the principal amount and in some other instances our secondary recovery services provide for us to earn additional fees when legal action is required.

When we provide check authorization and electronic check conversion services we typically earn revenue based upon the number of transactions we process through our data center.

Due to their interrelated nature, we often bundle check authorization, check processing and check recovery services into combined service packages and market these packages under our LASR™ brand name (Live Authorization Settlement and Recovery).

When we provide mainframe based payment software modules to clients who are of sufficient size and possess the technical capability to process financial transactions in-house, or through their own data center, we typically earn revenue by way of a fixed software license fee. In some instances we also earn revenue by way of royalties that are typically based upon a fixed sale price or on a usage or transaction basis.

When we provide clients licenses to our intellectual property estate that includes five U.S. patents describing electronic check processing methods, we typically earn revenue from release fees for potential past infringement and ongoing royalty fees.

In a former, separate business segment, we owned and managed a 332-acre manufactured home retirement property known as Wildwood Estates, in Wildwood, Florida. Operations included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, we provided the resident community with certain amenities and services commonly associated with similar developments. During the year ended March 31, 2004, we sold the Wildwood Estates property for total gross proceeds of approximately $2.4 million cash.

We now concentrate all our activity in the financial payment processing segment and provide our financial payment processing services from our office locations in Scottsdale, Arizona, Wichita, Kansas and Dallas, Texas.

Results of Operations

Fiscal year 2004 compared to Fiscal year 2003

Revenue

Total revenue for fiscal year 2004 was approximately $8.7 million, approximately a 1.2% increase over total revenue of approximately $8.6 million for fiscal year 2003. This increase is primarily attributable to an increase in revenue associated with the licensing of our intellectual property estate and royalties received from Checkfree Corporation.

Revenue from electronic check verification increased approximately 8.3% from approximately $1.2 million for fiscal year 2003 to approximately $1.3 million for fiscal year 2004. The increase is partially attributable to us providing a full year of check processing services, including electronic check verification, to certain grocery stores in Houston, Texas and increased rates from some existing clients.

Revenue from our primary check collections business decreased approximately 18.6% from approximately $4.3 million for fiscal year 2003 to approximately $3.5 million for fiscal year 2004. Revenue from our secondary check collections business increased approximately 15.8% from approximately $1.9 million for fiscal year 2003 to approximately $2.2 million for fiscal year 2004. We believe the reduction in revenue from our primary check collections business is partially a result of us no longer providing electronic check recovery services for one of our largest customers and partially a result of a decrease in overall returned check volume from our existing customers.

Revenue from our licensing of certain payment software modules was approximately $95,000 for fiscal year 2004, compared to approximately $535,000 for fiscal year 2003. The decrease in revenue was primarily attributable to the software license fee we received from Checkfree Corporation in the third quarter of fiscal year 2003 relating to the Checkfree PEP+ reACH™ product - an accounts receivable check conversion product.

Revenue from royalties received from Checkfree pertaining to their marketing of the PEP+ reACH™ product was approximately $455,000 for fiscal year 2004, versus nil for fiscal year 2003. We believe future royalties are dependent upon the continued successful marketing by Checkfree Corporation of the PEP+ reACH™ product.

We believe that the number of electronic check transactions will continue to increase and believe that such increases will provide continued revenue opportunities for us. According to NACHA, accounts receivable check conversion, referred to by many as ARC, grew 825% last year to over 220 million transactions. We believe that the potential for the ARC market is much larger than current processing levels. We have estimated that current paper accounts receivable lockboxes now process approximately 8 billion items per year. Our partnership with Checkfree Corporation and their marketing of the PEP+ reACH™ product to banks, financial institutions and other organizations who currently provide paper lockbox services to clients, represents an important growth opportunity for us.

Revenue from licensing our patented intellectual property increased approximately 245.8% from approximately $190,000 for fiscal year 2003 to approximately $657,000 for fiscal year 2004.

During the year ended March 31, 2004, we entered into an agreement regarding our intellectual property estate regarding the processing of electronic check transactions with Verus. The agreement involved a fee in exchange for a release regarding potential past infringements of our intellectual property estate by Verus. The agreement also included separate running royalty fees in exchange for a license regarding future electronic check transactions processed by Verus. The fee for a release has been recognized and included in revenue during the year ended March 31, 2004, and the separate running royalty fees are being recognized on a monthly basis.

During the year ended March 31, 2004, we terminated a separate sub-license agreement that had been granted to Global eTelecom Inc. ("Global") during the year ended March 31, 2003. The remaining balance of approximately $256,000 of the initial sub-license fee paid to us by Global, which had been deferred and was being recognized over the terms of the agreement with Global, was recorded as revenue on the date of termination.

We continue to actively seek to license our patent estate and have received various levels of interest from entities regarding licensing arrangements. Our goal is to negotiate long-term arrangements based upon favourable financial terms while at the same time preparing to enforce the rights granted to us under our patent estate. While we have not fully quantified the results of successfully licensing our patent estate, we expect that licensing arrangements would have a significant positive impact upon our future financial performance.

During the year ended March 31, 2004, 7-Eleven, our largest customer, informed us that they would not be renewing their contract for check authorization and recovery services with us. During the past two fiscal years, revenue from 7-Eleven directly attributable to this contract amounted to approximately 23% in fiscal 2004 and 22% in fiscal 2003 of our total revenue. We ceased providing check authorization and recovery services to 7-Eleven on May 31, 2004. We believe that replacement revenue may come from sales of our electronic check verification, recovery and electronic check conversion products and services to existing and new merchant clients, the licensing of our patented technology regarding electronic check processing and royalties from software licensing agreements. Failure to successfully replace some or all of this revenue could have a material adverse effect on our liquidity, capital resources or results of operations.

Costs of operations

Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. Costs of operations decreased from approximately $6.6 million in fiscal year 2003 to approximately $6.5 million in fiscal year 2004, a decrease of approximately 1.5%. The decrease was partially attributable to certain cost reductions, including staff, implemented during the third quarter of fiscal 2004 which we expect to result in a reduction of our cost of operations by approximately $800,000 per year. For fiscal year 2004, costs of operations as a percentage of revenue decreased to approximately 74.7% compared to approximately 76.7% for fiscal year 2003. Costs of operations were approximately $1.8 million in the first quarter, approximately $1.7 million in the second quarter, and approximately $1.5 million in the third quarter and fourth quarter, respectively. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $2.5 million in fiscal year 2004 and fiscal year 2003, respectively. For fiscal year 2004, sales, general and administrative expenses as a percentage of revenue decreased to approximately 28.7% compared to approximately 29.1% for fiscal year 2003.

Amortization and depreciation

Amortization on intangibles decreased to approximately $201,000 for fiscal year 2004 from approximately $272,000 for fiscal year 2003. The decrease in amortization on intangibles is primarily attributable to the non-compete agreements originating from previous years' acquisitions becoming fully amortized during the fiscal year 2004. Depreciation expenses relating to our system software and other software decreased to approximately $1.4 million for fiscal year 2004 from approximately $1.5 million for fiscal year 2003. Depreciation expense for capital assets decreased to approximately $450,000 for fiscal year 2004 from approximately $573,000 for fiscal year 2003. The decrease was primarily attributable to certain capital assets, which were acquired through previous years' acquisitions, becoming fully depreciated during fiscal year 2004.

Stock-based compensation

In fiscal year 2004, we adopted new accounting standards which require fair value accounting for all stock options issued during the year. The total fair value stock compensation is amortized over the vesting period resulting in a stock compensation expense of approximately $86,000 for the fiscal year 2004.

Other expenses (income)

In fiscal year 2004, we had other income of approximately $22,000 compared to other expenses of approximately $36,000 in fiscal year 2003. Other income was attributed to the reconciliation of outstanding trade receivables and payables. Other expenses in fiscal 2003 were mainly attributed to foreign exchange losses from cash and cash equivalents held in Canadian currency.

Interest income, net

Interest expense decreased to approximately $4,000 in fiscal year 2004 from approximately $23,000 in fiscal year 2003. Interest income for fiscal year 2004 decreased to approximately $45,000 from approximately $76,000 for fiscal year 2003. The decrease in interest income was primarily attributed to a decrease in interest rates from an average of approximately 1.36% in fiscal year 2003 to approximately 0.94% in fiscal year 2004.

Income Taxes

We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. At this time, we consider it more likely than not that the future tax assets will not be realized through future taxable income. Accordingly, the future tax asset is reserved in full as of March 31, 2004 and 2003.

Loss from continuing operations

Loss from continuing operations was approximately $2.3 million for fiscal year 2004 and approximately $3.0 million for fiscal year 2003. Loss from continuing operations per both basic and diluted shares was approximately ($0.12) for fiscal year 2004, as compared to approximately ($0.15) for fiscal year 2003.

Discontinued operations

During the year ended March 31, 2004, we sold our Wildwood Estates property, previously reported in a separate business segment, for total gross proceeds of approximately $2.4 million cash. We recorded net profit of approximately $588,000, which was primarily attributed to a net gain of approximately $625,000 from the sale of real property and capital assets offset by a net loss of approximately $37,000 from discontinued operations. The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment which was no longer consistent with our business strategy.

Fiscal year 2003 compared to Fiscal year 2002

Revenue

Total revenue for fiscal year 2003 was approximately $8.6 million, approximately a 5.5% decrease over total revenue of approximately $9.1 million for fiscal year 2002. This decrease is primarily the result of reductions in revenue from our primary and secondary check collections business.

Revenue from our primary check collections business decreased approximately 18.9% from approximately $5.3 million for fiscal year 2002 to approximately $4.3 million for fiscal year 2003.

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

Revenue from electronic check verification increased approximately 9.1% from approximately $1.1 million for fiscal year 2002 to approximately $1.2 million for fiscal year 2003. The increase is mainly attributable to the rollout of check processing services, including electronic check verification, to 49 multi-lane grocery stores with 268 locations in the Houston, Texas area during the third quarter of fiscal year 2003.

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

Costs of operations

Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. Costs of operations decreased from approximately $7.9 million in fiscal year 2002 to approximately $6.6 million in fiscal year 2003, a decrease of approximately 16.5%. The decrease was principally attributable to our implementation of electronic check recovery methods which allowed us to migrate from labor intensive traditional check recovery methods to more cost efficient electronic check recovery methods. For fiscal year 2003, costs of operations as a percentage of revenue decreased to approximately 76.7% compared to approximately 86.8% for fiscal year 2002. Costs of operations were approximately $1.6 million in the first quarter, approximately $1.5 million in the second quarter, approximately $1.8 million in the third quarter and approximately $1.7 million in the fourth quarter. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses decreased from approximately $3.3 million in fiscal year 2002 to approximately $2.5 million in fiscal year 2003, a decrease of approximately 24.2%. The decrease in sales, general and administrative expenses is principally attributable to lower costs associated with the reduction of personnel costs, legal and general corporate expenses. For fiscal year 2003, sales, general and administrative expenses as a percentage of revenue decreased to approximately 29.1% compared to approximately 36.3% for fiscal year 2002.

Amortization and depreciation

Amortization on goodwill and other intangibles decreased to approximately $272,000 for fiscal year 2003 from approximately $1.0 million for fiscal year 2002. The decrease in amortization of goodwill and other intangibles is associated with our adoption of the provisions of Canadian Institute of Chartered Accountants

("CICA") Handbook Section 3062, "Goodwill and Other Intangible Assets" ("CICA 3062") and the Financial Accounting Standard Board's ("FASB") Statement of Financial Account Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which no longer subject goodwill to amortization over its estimated useful life. During the second quarter of fiscal 2003, we completed our first fair value based impairment tests and recorded a one-time non-cash charge of approximately $6.4 million to write-off the carrying value of goodwill. Amortization of goodwill for fiscal year 2002 was approximately $827,000. Depreciation expenses relating to our system software and other software increased to approximately $1.5 million for fiscal year 2003 from approximately $1.3 million for fiscal year 2002. Depreciation expense for capital assets decreased to approximately $573,000 for fiscal year 2003 from approximately $838,000 for fiscal year 2002. The decrease was primarily attributable to certain capital assets, which were acquired through previous years' acquisitions, becoming fully depreciated during fiscal year 2003.

Other expenses (income)

In fiscal year 2003, we had other expenses of approximately $36,000 compared to other income of approximately $72,000 in fiscal year 2002. Other expenses were mainly attributed to foreign exchange losses from cash and cash equivalents held in Canadian currency. Other income in fiscal year 2002 was attributed to the reconciliation of outstanding trade payables, which was a non-cash item of approximately $61,000, an employee tax refund of approximately $41,000, offset by merger costs of approximately $30,000.

Interest income, net

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

Income Taxes

We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. At this time, we consider it more likely than not that the future tax assets will not be realized through future taxable income. Accordingly, the future tax asset is reserved in full as of March 31, 2003 and 2002.

Loss from continuing operations

Loss from continuing operations was approximately $3.0 million for fiscal year 2003 and approximately $5.2 million for fiscal year 2002. Loss from continuing operations per both basic and diluted shares was approximately ($0.15) in fiscal year 2003, as compared to approximately ($0.27) for fiscal year 2002.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $5.6 million in working capital as of March 31, 2004 compared to $3.6 million in working capital as of March 31, 2003. The increase in working capital was attributable to cash flows provided by discontinued operations of approximately $2.2 million offset by cash used in operating activities of continuing operations of approximately $532,000, cash used in investing activities of continuing operations of approximately $327,000 and cash provided by financing activities of continuing operations of approximately $198,000. Cash flows used in operating activities of continuing operations were approximately $532,000 for fiscal year 2004 and approximately $928,000 for fiscal year 2003. Cash flows used in operating activities of continuing operations were primarily related to normal operating activities, an increase in accounts receivable of approximately $310,000, a decrease in other assets of approximately $206,000, a decrease in accounts payable and accrued liabilities of approximately $107,000 and a decrease in deferred revenue of approximately $296,000. Cash used in investing activities of continuing operations was approximately $327,000 for fiscal year 2004 as compared to approximately $330,000 for fiscal year 2003. Expenditures during fiscal year 2004 consisted mainly of capital asset expenditures and a cash investment in short term investments of approximately $184,000. Short term investments are fixed investments of cash with a term of maturity greater than three months. Cash provided by financing activities of continuing operations was approximately $198,000 for fiscal year 2004 as compared to approximately $298,000 for fiscal year 2003. The decrease in cash provided by financing activities of continuing operations is primarily due to the decrease in proceeds from exercise of options of our common stock in fiscal year 2004 as compared to fiscal year 2003.

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

Contractual Obligations

In fiscal year 2004, we entered into a three-year lease agreement with IBM Credit Corporation to finance an equipment purchase.

The following table summarizes our significant contractual obligations and commitments as of March 31, 2004 (in thousands):
Payments due by:
	Total	Less than 1 year	1 to 3 years	4 to 5 years

Long-term debt	$ 94	$ 37	$ 57	$ -
Operating leases	634	307	297	30

Total	$ 728	$ 344	$ 354	$ 30

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in Canada and form the basis for the following discussion and analysis of critical accounting policies and estimates. We make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the course of preparing these financial statements. On a regular basis, we evaluate our estimates and assumptions including those related to the recognition of revenues, valuation of other long-lived assets and stock-based compensation.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. These estimates form the basis of our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from those estimates.

The following critical accounting policies reflect the more significant estimates and assumptions we have used in the preparation of our financial statements.

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

License fees regarding the licensing of the technology embodied within our five U.S. patents regarding electronic check processing are recognized in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition" ("SAB101") and further guidance provided by CICA Emerging Issues Committee ("EIC") abstract-142 ("EIC 142") and Emerging Issues Task Force ("EITF") issue 00-21; "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). In some instances, our licensees have paid an up-front fee to obtain a license, and in such cases the up-front fee is treated as deferred revenue and is recognized over the life of the agreement. In other cases, our licensees have paid a fee for a release regarding potential past infringements of our five U.S. patents and, in such cases, the fee is recognized as revenue when the release is granted and the amount is reasonably determinable. Running royalties earned from electronic check transactions processed by the licensee are recognized on a monthly basis.

Valuation of Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of our other long-lived assets, primarily our patents and our transactions processing software, equipment and other intangible assets, may warrant revision or may not be recoverable. When there are indications that such assets should be evaluated for possible impairment, we perform an impairment test in accordance with CICA Section 3063 and SFAS No. 144: "Accounting for the Impairment or Disposal of Long-Lived Assets". In the opinion of management, our long-lived assets are appropriately valued as of March 31, 2004 and 2003.

Stock Based Compensation

We issue stock options to our employees and directors under the terms of our 1996 Stock Option Plan and our 1998 Stock Incentive Plan. Canadian GAAP provides two alternative methods of accounting for stock options under the terms and conditions we typically issue such options. Alternative one is to estimate the fair value of the stock option on the date of grant and recognize that value as an expense to operations over the stock option's vesting period ("Alternative One"). Alternative two is to estimate the fair value of the stock option on the date of grant but only reflect the impact in a pro-forma disclosure setting forth compensation expense as if the fair value method was used in the Corporation's financial statements and forego adjusting the consolidated statements of operations ("Alternative Two"). During the fiscal year 2004, the Canadian Accounting Standards Board (AcSB) released revised transitional provisions for voluntary adoption of Alternative One. These provisions permit a prospective application of the Alternative One recognition provisions to accounting for stock options not previously accounted for at fair value, provided we elect to apply the Alternative One method to those stock options granted for our current fiscal year 2004. We adopted these transitional provisions during our fiscal year 2004 and, therefore, stock options granted during the fiscal year 2004 have been recognized under Alternative One and presented as stock based compensation expense in our consolidated statements of operations. Stock options granted in previous fiscal years have continued to be accounted for under the Alternative Two method with stock based compensation expense reflected in a pro-forma disclosure. Stock options granted in future fiscal years will be accounted for under the Alternative One method with stock based compensation recognized as an expense to operations over the stock options' vesting period.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as such term is defined in Item 303 (a) (4) of Regulation S-K.

Summary Quarterly Financial Data (Unaudited)

The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2004 and March 31, 2003 (in thousands, except share data):

Year Ended March 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	1,897	1,773	2,376	2,694
Income (loss) from continuing operations	(1,057)	(1,108)	(233)	82
Discontinued operations	599	(11)	-	-
Net income (loss)	(458)	(1,119)	(233)	82
Basic loss from continuing operations per common share	(.05)	(.06)	(.01)	-
Diluted loss from continuing operations per common share	(.05)	(.06)	(.01)	-
Basic net loss per common share	(.02)	(.06)	(.01)	-
Diluted net loss per common share	(.02)	(.06)	(.01)	-

Year Ended March 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	1,879	1,949	2,455	2,277
Loss from continuing operations	(1,014)	(752)	(508)	(689)
Discontinued operations	(17)	(18)	(37)	(13)
Net loss	(1,031)	(770)	(545)	(702)
Basic loss from continuing operations per common share	(.05)	(.04)	(.03)	(.03)
Diluted loss from continuing operations per common share	(.05)	(.04)	(.03)	(.03)
Basic net loss per common share	(.05)	(.04)	(.03)	(.04)
Diluted net loss per common share	(.05)	(.04)	(.03)	(.04)

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2004, our marketable securities were recorded at a fair value of approximately $3.4 million, with an overall weighted average return of 0.9% and an overall weighted average life of less than three months. Our marketable securities have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (9% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2004. The fair value of our debt approximates its carrying value. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

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

ITEM 9A. Controls and Procedures

Our Chief Executive Officer and Chief Accounting Officer have concluded that, based on their evaluation of our disclosure controls and procedures, as of March 31, 2004 our disclosure controls and procedures are effective.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information on our directors, executive officers, and audit committee, compliance with Section 16(a) of the Exchange Act and our code of ethics applicable to our Chief Executive Officer and Chief Accounting Officer is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Security Matters

Information on the securities ownership of certain beneficial owners and our management is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders, and is incorporated herein by reference. Information required by Item 201 (d) of Regulation S-K is set forth under Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters".

ITEM 13. Certain Relationships and Related Transactions

Information on certain relationships and related transactions is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

 ITEM 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8K

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K for the fourth quarter ending March 31, 2004:

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2004:

i) A current report on Form 8-K, dated February 13, 2004 was filed on February 17, 2004 (Items 5 and 7).

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
10.1

Form of employment agreement between Robert E. Peyton and Phoenix EPS, Inc. dated July 9, 2000 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the period ended March 31, 2003 of LML (File No. 0-13959)

21	Subsidiaries of LML (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the period ended March 31, 2001 of LML (File No. 0-13959)).
-28-
23.1*	Consent of Ernst & Young LLP
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Accounting Officer.

* filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Patrick H. Gaines

Patrick H. Gaines,
Chairman of the Board, Chief Executive Officer,
and President

Date: June 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

Signature	Title	Date
/s/ Patrick H. Gaines Patrick H. Gaines	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	June 14, 2004
/s/ Richard R. Schulz Richard R. Schulz	Controller (Principal Financial and Accounting Officer)	June 14, 2004
/s/ Gregory A. MacRae Gregory A. MacRae	Director	June 14, 2004
/s/ L. William Seidman L. William Seidman	Director	June 14, 2004
/s/ Jacqueline Pace Jacqueline Pace	Director	June 14, 2004
/s/ Robin B. Martin Robin B. Martin	Director	June 14, 2004

Report of the Independent Registered Public Accounting Firm

To the Shareholders of
LML Payment Systems Inc.

We have audited the consolidated balance sheets of LML Payment Systems Inc. as at March 31, 2004 and 2003, and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended March 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of LML Payment Systems Inc. as at March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2004 in accordance with Canadian generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, during the year ended March 31, 2004, the Corporation changed its method of accounting for stock-based compensation. During the year ended March 31, 2003, the Corporation changed its method of accounting for goodwill.

Vancouver, Canada June 8, 2004	/s/ ERNST & YOUNG LLP Chartered Accountants

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)
	March 31
	2004 $	2003 $

ASSETS
CURRENT ASSETS
Cash and cash equivalents	4,981,343	3,483,690
Short term investments (Note 4)	183,561	-
Restricted cash (Note 5(a))	300,000	300,000
Accounts receivable, less allowances of $109,916 and $60,815, respectively (Note 5(b))	784,617	583,969
Prepaid expenses	470,011	540,303

Total current assets	6,719,532	4,907,962
REAL PROPERTY HELD FOR SALE (Note 6)	-	1,580,020
CAPITAL ASSETS (Notes 7 and 9)	1,667,461	3,291,517
PATENTS (Note 8)	1,317,141	1,454,270
OTHER ASSETS	55,103	319,514

Total assets	9,759,237	11,553,283

LIABILITIES
CURRENT LIABILITIES
Accounts payable	482,224	504,869
Accrued liabilities	331,043	474,180
Current portion of long-term debt (Note 9)	37,434	90,016
Current portion of deferred revenue	225,729	277,350

Total current liabilities	1,076,430	1,346,415
LONG TERM DEBT (Note 9)	56,150	-
DEFERRED REVENUE	-	243,927

Total liabilities	1,132,580	1,590,342

COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 10)
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding Common shares, no par value, 100,000,000 shares authorized, 19,659,851 and 19,593,061 issued and outstanding, respectively	30,656,471	30,350,561
CONTRIBUTED SURPLUS (Note 3(a))	85,918	-
DEFICIT	(22,115,732)	(20,387,620)

Total shareholders' equity	8,626,657	9,962,941

Total liabilities and shareholders' equity	9,759,237	11,553,283

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In U.S. Dollars, except share data)

Years ended March 31,
	2004 $	2003 $	2002 $

REVENUE	8,740,230	8,560,092	9,080,846
COSTS AND EXPENSES
Cost of operations	6,465,747	6,628,085	7,906,743
Sales, general and administrative expenses	2,488,956	2,520,125	3,314,747
Amortization and depreciation	2,061,781	2,373,166	3,229,379
Stock-based compensation (Note 3(a))	85,918	-	-
Other expenses (income)	(22,147)	35,785	(72,357)

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST INCOME AND INCOME TAXES	(2,340,025)	(2,997,069)	(5,297,666)

Interest income, net	40,604	53,202	132,841

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,299,421)	(2,943,867)	(5,164,825)

State income taxes	16,800	19,595	16,848

LOSS FROM CONTINUING OPERATIONS	(2,316,221)	(2,963,462)	(5,181,673)
Discontinued operations (Note 6)	588,109	(84,623)	(56,794)

NET LOSS	(1,728,112)	(3,048,085)	(5,238,467)

LOSS PER SHARE
Basic loss per share
Loss from continuing operations	(0.12)	(0.15)	(0.27)

Net loss	(0.09)	(0.16)	(0.27)

Diluted loss per share
Loss from continuing operations	(0.12)	(0.15)	(0.27)

Net loss	(0.09)	(0.16)	(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 10(d))	19,605,948	19,495,334	19,248,970

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In U.S. Dollars)

	Common Stock	Amount $	Contributed Surplus $	Deficit $	Total $

Balance as at March 31, 2001	18,697,929	29,728,236	-	(5,667,482)	24,060,754

Exercise of stock options	43,500	55,500	-	-	55,500
Issuance of common stock - previous acquisition, price protection (Note 10(c))	706,132	-	-	-	-
Net loss	-	-	-	(5,238,467)	(5,238,467)

Balance as at March 31, 2002	19,447,561	29,783,736	-	(10,905,949)	18,877,787

Exercise of stock options	145,500	566,825	-	-	566,825
Net loss	-	-	-	(3,048,085)	(3,048,085)
Change in accounting policy (Note 3(b))	-	-	-	(6,433,586)	(6,433,586)

Balance as at March 31, 2003	19,593,061	30,350,561	-	(20,387,620)	9,962,941

Exercise of stock options	66,790	305,910	-	-	305,910
Stock-based compensation (Note 3(a))	-	-	85,918	-	85,918
Net loss	-	-	-	(1,728,112)	(1,728,112)

Balance as at March 31, 2004	19,659,851	30,656,471	85,918	(22,115,732)	8,626,657

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
	Years ended March 31,
	2004 $	2003 $	2002 $

OPERATING ACTIVITIES:
Loss from continuing operations	(2,316,221)	(2,963,462)	(5,181,673)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Provisions for losses on accounts receivable	36,369	-	41,630
Amortization and depreciation	2,061,781	2,373,166	3,229,379
Write-down of assets	-	-	(104,557)
Stock-based compensation	85,918	-	-
Other	45,107	-	12,337
Changes in operating assets and liabilities
Restricted cash	-	(50,000)	-
Accounts receivable	(309,624)	(247,807)	187,402
Prepaid expenses	61,689	53,225	(83,355)
Accounts payable and accrued liabilities	(107,037)	(487,289)	(922,071)
Other assets	205,820	28,040	15,307
Deferred revenue	(295,548)	366,339	22,251

Net cash used in operating activities of continuing operations	(531,746)	(927,788)	(2,783,350)

INVESTING ACTIVITIES:
Short term investments	(183,561)	-	-
Purchase of Check Technologies, net of cash acquired	-	(50,000)	(51,750)
Capital asset expenditures	(136,059)	(268,866)	(541,259)
Patents	(7,306)	(11,161)	(18,818)

Net cash used in investing activities of continuing operations	(326,926)	(330,027)	(611,827)

FINANCING ACTIVITIES:
Payments on capital leases	(107,826)	(269,108)	(358,908)
Proceeds from exercise of stock options	305,910	566,825	55,500

Net cash provided by (used in) financing activities of continuing operations	198,084	297,717	(303,408)

Net cash used in continuing operations	(660,588)	(960,098)	(3,698,585)

Net cash provided by (used in) discontinued operations (Note 6)	2,158,241	(138,516)	(76,465)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,497,653	(1,098,614)	(3,775,050)
Cash and cash equivalents, beginning of year	3,483,690	4,582,304	8,357,354

Cash and cash equivalents, end of year	4,981,343	3,483,690	4,582,304

Supplemental disclosure of cash flow information: Interest paid Taxes paid	4,111 16,800	22,903 19,595	20,469 15,622

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

1. NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2(a), is a financial payment processor providing check processing solutions including electronic check authorization, electronic check conversion (ECC) and primary and secondary check collection including electronic check re-presentment (RCK) to national, regional and local retailers in the United States (U.S.). The Corporation also provides selective routing of debit, credit and electronic benefit transaction (EBT) transactions to third party processors and banks in the U.S. for authorization and settlement.

The Corporation's intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,547,129, No. 6,354,491, No. 6,283,366, No. 6,164,528 and No. 5,484,988, which describe electronic check processing methods.

Through its subsidiary LHTW Properties Inc. ("LHTW"), the Corporation owned and operated Wildwood Estates, a 332-acre residential community in Wildwood, Florida. Operations included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, the Corporation provided the resident community with certain amenities and services commonly associated with similar developments. During the year ended March 31, 2004 the Corporation, through its subsidiary LHTW Properties Inc., sold its real property located in Wildwood Florida (see Note 6).

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). Except as disclosed in Note 16, these principles do not differ materially from U.S. generally accepted accounting principles ("U.S. GAAP").

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant intercompany balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp. *

* On April 1, 2001, the Corporation consolidated seven subsidiaries - CFDC Holdings Corp., CF Data Corp., Check Technologies Inc., National Recovery Systems, Ltd. of America, National Process Servers Inc., and Phoenix, EPS Inc. - into a single operating subsidiary, LML Payment Systems Corp. (formerly known as ChequeMARK, Inc.).

(b) Use of Estimates

The preparation of financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to, among others, the allowance for doubtful accounts, determination of impairment of assets, useful lives for depreciation and amortization and income taxes. Actual results could differ from those estimates.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with a maturity of three months or less.

(d) Short Term Investments

Short term investments, which consist of financial instruments purchased with an original maturity of greater than three months and less than one year, are recorded at the lower of cost and market.

(e) Accounts Receivable

Accounts receivable are stated net of allowances for uncollectible accounts. Management develops the estimate of the allowance based on the Corporation's experience with specific customers, its understanding of their current economic circumstances and its own judgment as to the likelihood of their ultimate payment. Management also considers the Corporation's collection experience with the balance of its receivables portfolio and makes estimates regarding collectability based on trends in aging.

(f) Real Property Held for Sale

Real property is valued at the lower of cost, net of accumulated depreciation. Real property consists of land and common area land and building held for resale. The common area building is amortized using the straight-line method over 25 years.

When management determines that a material fixed asset is to be disposed of within a twelve-month period, that asset is classified as assets held for sale and the depreciation of that asset is discontinued. Assets held for sale are valued at the lower of their carrying amount or estimated fair value less cost to sell.

(g) Capital Assets

Capital assets are recorded at cost less accumulated depreciation. A straight-line method is used to depreciate the life of assets as follows:

Computer equipment Computer software Furniture and fixtures Leasehold improvements Office equipment System and software Vehicles Website & trademarks	3 - 5 years 3 - 5 years 3 years Lesser of the life of the lease or the useful life of the leasehold improvement 5 years 5 years 4 years 5 years

(h) Patents

Patent costs are amortized using the straight-line method over the remaining life of the patents since acquisition in 1998, which approximated 15 years at that time.

(i) Goodwill

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Long-lived Assets

Capital assets, real property, goodwill and patents are reviewed for impairment when events indicate their carrying amount may not be recoverable from undiscounted cash flows estimated to be earned from future operations. An impairment charge, if any, is recorded in the statement of operations based on the difference in the asset's book value and its fair value.

(k) Revenue Recognition

Revenue consists primarily of transaction charges from the Corporation's primary and secondary check collection business, including electronic check re-presentment, electronic check authorization and electronic check conversion business, software license sales, royalty fees and maintenance fees. Revenue is recognized in accordance with Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3400, "Revenue" ("CICA 3400") and with the corresponding U.S. guidance, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition"("SAB 101"), as amended by SAB 104.

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

In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, as amended by SOP 98-9, "Software Revenue Recognition," the Corporation recognizes software license revenue when all of the following criteria are met: execution of a written agreement; delivery has occurred; the fee is fixed and determinable; collectibility of the proceeds is probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements, including post contract customer support. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, the price established by authorized management or a substantive renewal rate for post-contract customer support. If the Corporation does not have sufficient evidence of the fair value of undelivered elements, revenue is recognized ratably over the support period when the only undelivered element is post-contract customer support. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue.

In accordance with SAB 101 and further guidance provided by CICA's Emerging Issues Committee ("EIC") abstract 142 ("EIC 142"), the Corporation, with respect to the licensing of its patented intellectual property, accounts for revenue received from each deliverable as a separate unit of accounting using the residual method. Revenue is recognized for each deliverable when all significant performance conditions required to earn the revenue have been met and when the amount is reasonably determinable.

Maintenance fees from the management of the real property and from the maintenance of the common areas are recognized straight line over the service period.

(l) Income Taxes

The liability method is used in accounting for income taxes. Under this method, income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and measured using the substantially enacted tax rates and laws that will be in effect when the differences are expected to reverse.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Loss Per Common Share

Basic loss per common share is calculated based on net loss divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes the dilutive effect of stock options granted using the treasury stock method.

(n) Stock-based Compensation Plans

The Corporation has two stock-based compensation plans, described more fully in Note 11. Prior to the year beginning April 1, 2003, the Corporation did not recognize any stock-based compensation expense. Rather, the Corporation provided pro-forma disclosures setting forth compensation expense determined as if the fair value method had been used. Effective April 1, 2003, the Corporation adopted the fair value accounting provisions of CICA Handbook Section 3870 "Stock-based compensation and other stock-based payments" ("CICA 3870") which corresponds to the fair value recognition provisions under the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards No. 123, ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") for all stock-based compensation granted after April 1, 2003 (see note 3(a)). Under this method, the fair value of the stock options at the date of grant is recognized as a charge to the Consolidated Statement of Operations and is amortized over the vesting period with the offsetting credit to contributed surplus.

Any consideration paid by directors, officers and employees on the exercise of stock options or purchase of stock is credited to share capital.

(o) Foreign Exchange

The functional currency of the Corporation is the U.S. dollar. The Corporation follows the temporal method of accounting for the translation of foreign currency amounts into U.S. dollars. Under this method, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date. Revenue and expense items are translated at average exchange rates prevailing during the year. Foreign exchange gains or losses, which have been immaterial for fiscal 2004, 2003 and 2002, are reflected in the results of operations.

(p) Financial Instruments

The Corporation's financial instruments consist of cash and cash equivalents, short term investments, accounts receivable, accounts payable, and long-term debt, the fair values of which approximates their carrying values due to their short term nature. From time to time the Corporation purchases short-term investments including commercial paper. The principal objective of the Corporation's investment activities is to provide maximum levels of interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation.

3. CHANGE IN ACCOUNTING POLICIES

(a) Stock-based Compensation

As described in Note 2(n), effective April 1, 2003, the Corporation prospectively early adopted CICA 3870 which corresponds to SFAS 123, as amended by SFAS 148, which requires fair value accounting for all stock options issued during the year. Prior to the adoption of the new accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees. The impact of this change in accounting policy is insignificant to the first, second and third quarters of the year ended March 31, 2004.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3. CHANGE IN ACCOUNTING POLICIES (Continued)

The 40,000 stock options granted in the year ended March 31, 2004 (see Note 11), have a weighted average fair value of $3.50. The total fair value stock compensation is amortized over the vesting period resulting in a stock compensation expense of $85,918 for the year ended March 31, 2004. The fair value for the 2004 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate of 4%;

Expected volatility of 107%;

Expected life of the stock options of 4 years.

No dividend yields.

The pro-forma disclosure below relates to stock options granted prior to April 1, 2003 which have vested in the periods presented below. The weighted average fair value of stock options granted in the fiscal years ended March 31, 2003 and 2002 was $3.63 and $4.25 per option respectively.

	2004 $	2003 $	2002 $

Compensation expense	1,923,576	4,798,297	4,264,741

Net loss:
As reported	(1,728,112)	(3,048,085)	(5,238,467)
Pro forma	(3,651,688)	(7,846,382)	(9,503,208)
Basic and diluted loss per common share:
As reported	(0.09)	(0.16)	(0.27)
Pro forma	(0.19)	(0.40)	(0.49)

The fair value of stock options granted are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the fiscal years ended March 31, 2003 and 2002:

Risk free interest rate of 4% for 2003 and 6% for 2002;

Expected volatility of 104% for 2003 and 60% for 2002;

Expected life of the stock options of 4 years for 2003 and 5 years for 2002;

No dividend yields.

(b) Goodwill

CICA Handbook Section 3062, "Goodwill and Other Intangible Assets" ("CICA 3062") and FASB's SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") became effective for fiscal years beginning on or after January 1, 2002. CICA 3062 and SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, the Corporation's amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life, ceased upon adoption of CICA 3062 and SFAS 142. For any corporate acquisitions completed since June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized. The Corporation has not completed any corporate acquisitions since June 30, 2001.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3. CHANGE IN ACCOUNTING POLICIES (Continued)

The Corporation has adopted the provisions of CICA 3062 and SFAS 142 effective April 1, 2002 which required the Corporation to perform the first of the CICA 3062 and SFAS 142 impairment tests before the end of the second quarter of fiscal 2003. Under CICA 3062 and SFAS 142, goodwill impairment is deemed to exist if the carrying amount of goodwill exceeds its implied fair value. This methodology differs from the Corporation's previous policy, as permitted under accounting standards existing at that time, of evaluating impairment of goodwill by comparing book value versus market value of the Corporation at an enterprise level. During the second quarter of fiscal 2003, the Corporation completed its first fair value based impairment tests and recorded a one-time, non-cash charge of approximately $6.4 million to write-off the carrying value of its goodwill. Such charge is non-operational in nature and is recognized as the effect of a change in accounting policy and recorded as an adjustment to the opening deficit balance as of the beginning of the 2003 fiscal year under CICA 3062.

The following table presents the impact on net loss from operations for the fiscal year ended March 31, 2004, 2003 and 2002 of the CICA 3062 requirement to cease the amortization of goodwill as if the standard had been in effect beginning April 1, 2001:

	2004 $	2003 $	2002 $

Net loss - reported	(1,728,112)	(3,048,085)	(5,238,467)
Adjustments:
Amortization of goodwill	-	-	827,828

Net loss - adjusted	(1,728,112)	(3,048,085)	(4,410,639)

Net loss per share - reported	(0.09)	(0.16)	(0.27)
Adjustments:
Amortization of goodwill	-	-	0.04

Net loss per share - adjusted	(0.09)	(0.16)	(0.23)

4. SHORT TERM INVESTMENTS

In October, 2003 the Corporation invested cash in a term deposit in the amount of $183,561, maturing April 19, 2004 earning interest at the rate of 0.625% per annum.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

5. FINANCIAL INSTRUMENTS

(a) Restricted Cash

Under the terms of the processing agreement with one of the Corporation's processing banks, the Corporation has pledged a deposit of $250,000 (2003-$250,000) against charge back losses. The Corporation has also established an irrevocable standby letter of credit in favor of Citicorp Diners Club Inc. of $50,000 (2003-$50,000) under the terms of the corporate credit card agreement.

(b) Concentrations of Credit Risk

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist primarily of cash and cash equivalents, short term investments and accounts receivable.

During the year ended March 31, 2004, revenue from the Corporation's two (2) largest customers amounted to approximately 23% and 13% of total revenue (2003-22% and 11%). The amount of actual revenue from these customers amounted to approximately $2,046,250 and $1,146,219 (2003-$1,955,957 and $973,930), respectively. The accounts receivable balance as at March 31, 2004 from these customers is $196,395 and nil (2003 - $28,970 and nil) respectively. On March 31, 2004, one of the Corporation's largest customers notified the Corporation that its contract would not be extended and therefore, the Corporation ceased providing services to this customer on May 31, 2004. The customer accounted for approximately 23% of total revenue in the year ended March 31, 2004 (2003 - 22%). The Corporation may be economically dependent on revenue from these customers.

6. DISCONTINUED OPERATIONS

On June 18, 2003 the Corporation, through its subsidiary LHTW Properties Inc. sold its real property located in Wildwood, Florida. The decision to discontinue operations of this business segment, previously reported under the Residential Real Estate Operations segment, resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with the Corporation's business strategy. The Corporation received gross proceeds of $2.4 million, less selling costs of $185,113, for net proceeds of $2,214,887. The Corporation has recorded a gain on the sale of $625,042 for the year ended March 31, 2004. There are no expected tax consequences to the Corporation as there are previously existing non-capital losses which the Corporation can apply this gain against. The results of these discontinued operations have been reclassified in the statements of operations and deficit and cash flows for the years ended March 31, 2004, 2003 and 2002. The results of operations of the discontinued operations are as follows:

Consolidated Statements of Operations
	2004 $	2003 $	2002 $

Revenue	35,662	213,403	187,308

Net loss from discontinued operations	(36,933)	(84,623)	(56,794)
Net gain from sale of property (a)	625,042	-	-

Discontinued operations	588,109	(84,623)	(56,794)

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

6. DISCONTINUED OPERATIONS (Continued)
(a) Assets included as part of the disposal group:
Real Property - Held for sale	June 18, 2003	March 31, 2003
Land held for resale	584,672	584,672
Common area land	803,554	803,554
Common area building	227,125	227,125

Total cost	1,615,351	1,615,351
Less: accumulated depreciation	36,846	35,331

Net book value	1,578,505	1,580,020

Capital assets Computer equipment	2,056
Furniture and fixtures	37,407

Total cost	39,463
Less: accumulated depreciation	28,123

Net book value	11,340

Total net book value	1,589,845

Net proceeds from sale of property	2,214,887

Net gain from sale of property	625,042

Consolidated Statements of Cash Flows
Cash flows provided by (used in) discontinued operations	2004 $	2003 $	2002 $

Operating activities	(56,646)	(130,049)	(74,409)
Investing activities	2,214,887	(8,467)	(2,056)

Net cash provided by (used in) discontinued operations	2,158,241	(138,516)	(76,465)

7. CAPITAL ASSETS
	2004 $	2003 $

Computer equipment	1,220,984	1,394,393
Computer software	964,412	949,383
Furniture and fixtures	288,050	288,678
Leasehold improvements	201,969	192,876
Office equipment	576,546	609,224
Vehicles	104,437	104,437
Website & trademarks	23,816	23,816
System & software	6,775,841	6,764,029

Total cost	10,156,055	10,326,836
Less: accumulated amortization and depreciation	8,488,594	7,035,319

Net book value	1,667,461	3,291,517

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

7. CAPITAL ASSETS (Continued)

Depreciation expense on capital assets totaled $1,831,110 in 2004, $2,108,009 in 2003 and $2,191,155 in 2002. Capital assets include $409,271 and $675,711 of assets that are financed under various capital leases for the years ended March 31, 2004 and 2003, respectively. Accumulated amortization on these assets totals $315,434 and $612,739 for the years ended March 31, 2004 and 2003, respectively. Amortization of capital lease assets is included in depreciation expense.

8. PATENTS
	2004 $	2003 $

Cost	1,941,137	1,933,830
Less: accumulated amortization	623,996	479,560

Net book value	1,317,141	1,454,270

Amortization expense totaled $144,436 in 2004, $145,241 in 2003 and $141,153 in 2002.

9. LONG TERM DEBT
	2004 $	2003 $

Obligations under capital lease agreement	93,584	90,016
Less current portion	37,434	90,016

	56,150	-

In October 2003, the Corporation entered into a lease agreement with IBM Credit Corporation to finance an equipment purchase of $111,394. Lease payments are due on the last day of each month under the lease term of thirty-six (36) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly these amounts have been recorded as a capital lease.

Future minimum payments due	$

2005 2006 2007	42,374 42,374 21,187
Less amount representing interest (8%)	12,351

Net principal balance	93,584

The lease is collateralized by the equipment under capital lease.

10. CAPITAL STOCK

(a) At the Corporation's Annual General Meeting held September 18, 2000, the Corporation's shareholders approved a reduction in the stated capital of the shares of the Corporation's common stock by $22,901,744 and to effect such reduction by reducing the amount of the Corporation's deficit by the same amount.

(b) Warrants

No warrants were outstanding as at March 31, 2004 and 2003.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

10. CAPITAL STOCK (Continued)

(c) On June 27, 2001, the Corporation issued 679,134 shares of common stock to the former shareholders of Phoenix EPS Inc. under the price protection covenants. On December 13, 2001, the Corporation issued 26,998 shares of common stock to the former shareholders of Check Technologies Inc. under the price protection covenants.

(d) Loss Per Common Share

As a result of the net losses incurred for 2004, 2003 and 2002, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 1,514,210 for 2004, 1,941,000 for 2003 and 781,000 for 2002, issuable under stock options and warrants.

11. COMMON STOCK OPTIONS

The Corporation maintains two stock option plans; the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Stock Incentive Plan (the "1998 Plan"). The number of shares that may be granted under the 1996 Plan is a total of 3 million shares and the number of shares that may be granted under the 1998 Plan is a total of 3 million shares. All director, officer and employee stock options are granted under the Corporation's 1996 Plan or the 1998 Plan with the exception of 80,000 shares of stock options granted to a former consultant, vesting over a one year period, which were not granted under the 1996 Plan or the 1998 Plan. The exercise price of stock options granted under the 1996 Plan and the 1998 Plan is 100% of the fair market value on the date the stock option is granted. Stock options granted to directors, officers and employees are normally vested over a three-year period. Stock options are typically exercisable for a period of five years from the date of grant. Stock options previously granted will be forfeited upon leaving the employ of the Corporation.

At March 31, 2004 there are stock options outstanding and exercisable to issue 2,068,210 common shares of the Corporation (2003 - 2,095,000). The price of these stock options range from $3.00 to $20.375 and their expiry dates range from October 13, 2004 to August 20, 2008. At March 31, 2004, 2,442,500 common shares were reserved for issuance pursuant to the 1996 Plan and 1998 Plan.

The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable

Range $	Total # of Shares	Weighted average exercise price $	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price $	Weighted average contract life remaining (years)

3.00-3.50	203,000	3.04	0.18	203,000	3.04	0.18
4.00-4.95	448,210	4.41	1.64	384,710	4.35	1.31
5.00-5.90	863,000	5.04	3.39	557,950	5.06	3.39
7.00-10.00	424,000	7.36	1.23	424,000	7.36	1.23
20.375	130,000	20.38	1.27	130,000	20.38	1.27

	2,068,210	6.15	2.12	1,699,660	6.40	1.84

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11. COMMON STOCK OPTIONS (Continued)

Stock option activity for the three preceding years is as follows:

	2004		2003		2002

	Total # of Shares	Weighted average exercise price $	Total # of Shares	Weighted average exercise price $	Total # of Shares	Weighted average exercise price $

Stock options outstanding, beginning of year	2,095,000	6.13	1,385,000	6.45	1,373,500	6.95
Granted	40,000	4.74	1,023,000	5.04	199,000	4.88
Forfeited	-	-	(167,500)	4.10	(144,000)	8.88
Exercised	(66,790)	4.58	(145,500)	3.90	(43,500)	1.28

Stock options outstanding, end of year	2,068,210	6.15	2,095,000	6.13	1,385,000	6.45

Subsequent to the year ended March 31, 2004, the Corporation granted a total of 380,000 stock options under the 1996 Plan at an exercise price of $6.25 per share, expiring on April 1, 2009, with vesting commencing immediately with respect to 260,000 of these stock options and the remaining 120,000 stock options vesting over a period of three years from the date of grant. Also subsequent to the year ended March 31, 2004, the Corporation granted 75,000 stock options under the 1998 Plan at an exercise price of $6.25 per share, expiring on April 1, 2011, with vesting beginning on April 1, 2005 and continuing over a period of five years from the date of grant.

12. NON-CASH INVESTING AND FINANCING ACTIVITIES
	2004 $	2003 $	2002 $

Acquisition of capital assets under capital lease	111,394	-	167,526

13. EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401 (k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2004, 2003 and 2002 of $38,829, $37,096 and $55,455 respectively.

14. INCOME TAXES

At March 31, 2004, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $8,612,000 and U.S. federal net operating loss carry-forwards of $11,260,000. Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use and they expire as follows:
$

2005	388,000
2006	275,000
2007	3,773,000
2008	254,000
2009-2024	15,182,000

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

14. INCOME TAXES (Continued)

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's future tax assets as of March 31, 2004 and 2003 are as follows:
	2004 $	2003 $

Future tax assets:
Capital cost allowance in excess of book depreciation	106,000	92,000
Book amortization in excess of cumulative eligible capital deductions	263,000	263,000
Canadian non-capital loss carry-forwards	3,735,000	3,332,000
U.S. federal net operating loss carry-forwards	4,236,000	4,702,000

Total future tax assets	8,340,000	8,389,000
Valuation allowance for future tax assets	(8,340,000)	(8,389,000)

Net future tax assets	-	-

The potential income tax benefits related to these future tax assets have not been recognized in the accounts as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation. Accordingly, no future tax assets have been recognized in the financial statements as at March 31, 2004.

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 43.37% statutory tax rate, at March 31, 2004 and 2003 is:
	2004 $	2003 $

Income taxes at statutory rates	(749,000)	(1,322,000)
Amortization in excess of capital cost allowance for tax	14,000	14,000
Effect of U.S. tax rates	34,000	153,000
Canadian non-capital losses not used	558,000	515,000
U.S. non-capital losses not used	143,000	640,000

	-	-

15. COMMITMENTS AND CONTINGENCIES

(a) Effective August 22, 2000, the Corporation, Robert R. Hills ("Mr. Hills") and MARK Technologies, Inc. ("MARK") reached a settlement with respect to the Corporation's legal action commenced March 10, 1999 and other claims against Mr. Hills and MARK. Pursuant to the terms of the settlement in exchange for relief of its obligation to issue to the defendants 1,828,560 earn-out shares (as defined in Note 15(b) below) pursuant to certain agreements, 466,820 shares of the Corporation's common stock with a value of $466,820 held in escrow were canceled and returned to the Corporation in the year ended March 31, 2001. The settlement does not affect the rights to earn-out shares of shareholders of MARK, other than Mr. Hills (see Note 15(b)).

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

15. COMMITMENTS AND CONTINGENCIES (Continued)

(b) Pursuant to certain agreements dated March 11, 1998 regarding the Corporation's acquisition of the assets of ChequeMARK Technologies Corp. (the "Asset Purchase Agreement") and U.S. Patent No. 5,484,988 or any continuations, divisions, reissues or additional patent applications for all or any part thereof (the "Patent Purchase Agreement"), the Corporation committed to issue to the vendors up to a maximum of 1,971,440 common shares (original commitment of up to 3,800,000 earn-out shares (the "Earn Out Shares") less Mr. Hills and Mr. Hills portion of any Earn Out Shares issuable to MARK of 1,828,560), subject to a defined earn out formula (one common share for each $7.50 in pre-tax net income generated by the asset purchased), for the period up to August 2003. No common shares were earned for the period up to August 2003 and consequently the period during which the Earn Out Shares are issuable has expired as at the year ended March 31, 2004.

(c) On December 14, 2000, the Corporation received a complaint filed by Todd H. Moore ("Moore") against the Corporation in the 150th District Court, Bexar County, Texas. Moore was seeking an order directing the Corporation to deliver an option to purchase shares of the Corporation's common stock and certain other relief. On November 25, 2003 the 150th District Court, Bexar County, Texas dismissed this case without prejudice.

(d) The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

(e) Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises, are as follows:
$

2005	307,001
2006	177,448
2007	59,712
2008	59,712
2009	29,856

633,729

The Corporation's rent expense totaled $408,732 in 2004, $474,544 in 2003, and $410,001 in 2002.

16. RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These financial statements are prepared using Canadian GAAP, which do not differ materially from U.S. GAAP with respect to the accounting policies and disclosures in these financial statements except as set out below:

(a) Under U.S. GAAP, the Corporation could not effect the reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation's common stock (see Note 10(a)).

(b) The Corporation has adopted the "Goodwill and Other Intangible Assets" standard under CICA 3062 and SFAS 142 effective April 1, 2002 as disclosed in Note 3(b). The U.S. standard, SFAS 142 is identical to CICA 3062 except in one respect. Under the Canadian basis, the impairment is recorded as an adjustment to opening retained earnings as of the beginning of the year while under the U.S. basis, the impairment is reflected as a cumulative effect of an accounting change in the Consolidated Statements of Operations.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

16. RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(c) During the year ended March 31, 2004, the Corporation adopted the fair value based method of accounting for all stock-based compensation as prescribed by SFAS 123. The Corporation has chosen to adopt the fair value based method on a prospective basis from April 1, 2003 as permitted by SFAS 148. The prospective adoption of this new U.S. GAAP policy creates no differences with the Corporation's stock compensation expense reported under Canadian GAAP.

Previously under U.S. GAAP, the Corporation accounted for its 1996 Plan and 1998 Plan under the principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees and related Interpretations" ("APB 25"). No compensation expense was recognized under APB 25, because the exercise price of the Corporation's stock options equals the market price of the underlying stock on the date of the grant.

Adjustments under U.S. GAAP would result in changes to the Consolidated Statements of Operations of the Corporation as follows:

	Year ended March 31

	2004 $	2003 $	2002 $

Net loss - Canadian GAAP	(1,728,112)	(3,048,085)	(5,238,467)

U.S. GAAP adjustments:
Cumulative effect of accounting change	-	(6,433,586)	-

Net loss - U.S. GAAP	(1,728,112)	(9,481,671)	(5,238,467)

Loss per share - Canadian GAAP
Basic and Diluted	(0.09)	(0.16)	(0.27)
U.S. GAAP adjustments:
Cumulative effect of accounting change	-	(0.33)	-

Loss per share - U.S. GAAP
Basic and Diluted	(0.09)	(0.49)	(0.27)

There are no adjustments under U.S. GAAP that would have resulted in changes to the Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation.