Form 10-Q
period 2004-06-30
LML PAYMENT SYSTEMS INC
filed 2004-08-09
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares of the registrant's Common Stock outstanding as of July 16, 2004, was 19,909,851.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

INDEX

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	June 30, 2004 $ (Unaudited)	March 31, 2004 $

ASSETS
Current Assets
Cash and cash equivalents	6,226,288	4,981,343
Short-term investments Restricted cash	- 300,000	183,561 300,000
Accounts receivable, less allowances of $41,331 and $109,916, respectively	606,466	784,617
Prepaid expenses	414,256	470,011

Total Current Assets	7,547,010	6,719,532

Capital Assets, net	1,284,836	1,667,461
Patents, net	1,281,513	1,317,141
Other Assets	55,103	55,103

TOTAL ASSETS	10,168,462	9,759,237

LIABILITIES
Current Liabilities
Accounts payable	466,070	482,224
Accrued liabilities	50,291	85,277
Accrued compensation	195,938	245,766
Current portion of long-term debt	37,434	37,434
Deferred revenue	197,329	225,729

Total Current Liabilities	947,062	1,076,430
Long-term debt	48,751	56,150

Total Liabilities	995,813	1,132,580

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Class B, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Common shares, no par value, 100,000,000 shares
authorized, 19,909,851 and 19,659,851 shares issued and
outstanding, respectively

	- - 31,520,221	- - 30,656,471
Contributed surplus	1,128,480	85,918
Deficit	(23,476,052)	(22,115,732)

Total Shareholders' Equity	9,172,649	8,626,657

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	10,168,462	9,759,237

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended June 30

	2004 $	2003 $

REVENUE	2,093,511	1,896,663
COSTS AND EXPENSES
Cost of operations	1,483,439	1,757,877
Sales, general and administrative	466,395	612,828
Amortization and depreciation	452,531	572,448
Stock-based compensation	1,042,562	-
Other expenses	1,932	16,347

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST INCOME AND INCOME TAXES	(1,353,348)	(1,062,837)

Interest income, net	7,228	9,601

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,346,120)	(1,053,236)

Income taxes	14,200	4,200

LOSS FROM CONTINUING OPERATIONS	(1,360,320)	(1,057,436)

Discontinued operations	-	599,426

NET LOSS	(1,360,320)	(458,010)
DEFICIT, beginning of period	(22,115,732)	(20,387,620)

DEFICIT, end of period	(23,476,052)	(20,845,630)

LOSS PER SHARE
Basic loss per share
Loss from continuing operations	(0.07)	(0.05)

Net loss	(0.07)	(0.02)

Diluted loss per share
Loss from continuing operations	(0.07)	(0.05)

Net loss	(0.07)	(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,843,093	19,593,061
Diluted	19,843,093	19,593,061

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended June 30

	2004 $	2003 $

Operating Activities:
Loss from continuing operations	(1,360,320)	(1,057,436)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities
Provision for losses on accounts receivable	10,967	42,439
Amortization and depreciation	452,531	572,448
Stock-based compensation	1,042,562	-
Changes in operating assets and liabilities
Accounts receivable	167,184	60,351
Prepaid expenses	55,755	82,424
Accounts payable and accrued liabilities	(100,968)	(228,264)
Other assets	-	(733)
Deferred revenue	(28,400)	(56,897)

Net cash provided by (used in) operating activities of continuing operations	239,311	(585,668)

Investing Activities:
Maturity of short-term investments	183,561	-
Capital asset expenditures	(34,278)	(7,126)
Patents	-	(7,306)

Net cash provided by (used in) investing activities of continuing operations	149,283	(14,432)

Financing Activities:
Payments on capital leases	(7,399)	(41,368)
Proceeds from exercise of stock options	863,750	-

Net cash provided by (used in) financing activities of continuing operations	856,351	(41,368)

Net cash provided by (used) in continuing operations	1,244,945	(641,468)

Net cash provided by discontinued operations	-	2,184,862

INCREASE IN CASH AND CASH EQUIVALENTS	1,244,945	1,543,394
Cash and cash equivalents, beginning of period	4,981,343	3,483,690

Cash and cash equivalents, end of period	6,226,288	5,027,084

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations and deficit for the three months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the three months ended June 30, 2004 and 2003, of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2004, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959).

2. Financial instruments

a) Restricted cash

Under the terms of the processing agreement with one of the Corporation's processing banks, the Corporation has pledged a deposit of $250,000 (June 30, 2003 - $250,000) against charge back losses. The Corporation has also established an irrevocable standby letter of credit in favor of Citicorp Diners Club Inc. of $50,000 (June 30, 2003 - $50,000) under the terms of the corporate credit card agreement.

b) Concentration of credit risk

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

During the three months ended June 30, 2004, revenue from the Corporation's two (2) largest customers amounted to approximately 19% and 16% of total revenue (June 30, 2003 - 25% and 14%). The amount of actual revenue from these customers amounted to approximately $401,247 and $344,474 (June 30, 2003 - $467,101 and $258,635), respectively. The Corporation may be economically dependent on revenue from these customers. On March 31, 2004, one of the Corporation's largest customers notified the Corporation that its contract would not be extended and, therefore, the Corporation ceased providing services to this customer on May 31, 2004. The customer accounted for approximately 19% of total revenue in the three months ended June 30, 2004 (June 30, 2003 - 25%).

3. Stock-based compensation

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

During the three months ended June 30, 2004, the Corporation granted 380,000 stock options under the Corporation's 1996 Stock Option Plan and 75,000 stock options under the 1998 Stock Incentive Plan. The 380,000 stock options have a weighted average fair value of $3.80 and the 75,000 stock options have a weighted average fair value of $4.44. The total fair value of stock-based compensation is amortized over the vesting period resulting in additional stock-based compensation expense of $1,007,658 for a total stock-based compensation expense of $1,042,562 for the three months ended June 30, 2004. The fair value for the 380,000 and 75,000 stock option grants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 4.07% for the 380,000 stock option grants and 4.35% for the 75,000 stock option grants;

Expected volatility of 79.6%;

Expected life of the 380,000 stock option grants of 4 years and 6 years for the 75,000 stock option grants;

No dividend yields.

The pro-forma disclosure below relates to stock options granted prior to April 1, 2003 which have vested in the periods presented below. The pro forma compensation expense recorded during the three months ended June 30, 2004 represents the amortization of previously issued stock options. These previously issued options are amortized to pro forma compensation expenses as the options vest.

	Three Months Ended June 30	Three Months Ended June 30

	2004 $	2003 $

Compensation cost Net loss	295,868	763,854
As reported	(1,360,320)	(458,010)
Pro forma	(1,656,188)	(1,221,864)
Net loss per share
As reported	(0.07)	(0.02)
Pro forma	(0.08)	(0.06)

The fair value of stock options granted prior to April 1, 2003 are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended June 30, 2004 and 2003:

Risk free interest rate of 4% for the three months ended June 30, 2004 and June 30, 2003;

Expected volatility of 104% for the three months ended June 30, 2004 and June 30, 2003;

Expected life of the stock options of 4 years for the three months ended June 30, 2004 and June 30, 2003;

No dividend yields.

4. Subsequent events

Subsequent to the three months ended June 30, 2004, a subsidiary of the Corporation filed suit in the U.S. District Court for the District of Delaware against four companies who provide equipment, systems and services that convert paper checks presented at the point of sale into electronic transactions. In the suit, the subsidiary of the Corporation alleges that these four companies infringe three patents owned by the subsidiary of the Corporation. The subsidiary of the Corporation is seeking damages, injunctive and other relief for the alleged willful infringement of these patents. The Court has not yet set a trial date or a schedule for the case.

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

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959). We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

When we provide clients licenses to our intellectual property estate that includes four U.S. patents describing electronic check processing methods, we typically earn revenue from release fees for potential past infringement and ongoing royalty fees.

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

Results of Operations

Revenue

Total revenue for the three months ended June 30, 2004 was approximately $2.1 million, approximately a 10.5% increase over total revenue of approximately $1.9 million for the three months ended June 30, 2003. This increase is primarily attributable to an increase in revenue associated with royalties received from CheckFree Corporation.

Revenue from electronic check verification was approximately $331,000 for the three months ended June 30, 2004 as compared to approximately $333,000 for the three months ended June 30, 2003.

Revenue from our primary check collections business decreased approximately 12% from approximately $848,000 for the three months ended June 30, 2003 to approximately $746,000 for the three months ended June 30, 2004. Revenue from our secondary check collections business increased approximately 36.5% from approximately $532,000 for the three months ended June 30, 2003 to approximately $726,000 for the three months ended June 30, 2004. We believe the reduction in revenue from our primary check collections business is partially a result of us no longer providing electronic check recovery services for one of our customers and partially a result of a decrease in overall returned check volume from our existing customers.

Revenue from our licensing of certain payment software modules was approximately $25,000 for the three months ended June 30, 2004, compared to approximately $45,000 for the three months ended June 30, 2003.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $99,000 for the three months ended June 30, 2004, versus Nil for the three months ended June 30, 2003. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

During the three months ended June 30, 2004, revenue from and associated with our two largest customers amounted to approximately 35.6% of total revenue as compared to approximately 38.3% of total revenue for the three months ended June 30, 2003. We may be economically dependent on revenue from these customers.

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

Costs of operations

Costs of operations decreased from approximately $1.8 million for the three months ended June 30, 2003, to approximately $1.5 million for the three months ended June 30, 2004, a decrease of approximately 16.7%. Cost of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. The decrease was primarily attributable to certain cost reductions, including staff, implemented during the third quarter of fiscal 2004. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses decreased to approximately $466,000 from approximately $613,000 for the three months ended June 30, 2004 and 2003, respectively, a decrease of approximately 24%. The decrease in sales, general and administrative expense is primarily attributable to lower costs associated with the reduction of personnel costs, legal and general corporate expenses.

Amortization and depreciation

Amortization and depreciation decreased to approximately $453,000 from approximately $572,000 for the three months ended June 30, 2004 and 2003, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years' acquisitions, which had become fully depreciated.

Stock-based compensation

In our previous fiscal year, 2004, we adopted new accounting standards which require fair value accounting for all stock options issued subsequent to April 1, 2003. During the three months ended June 30, 2004, we granted a total of 455,000 stock options under our 1996 Stock Option Plan and 1998 Stock Incentive Plan. The total fair value stock-based compensation is amortized over the vesting period resulting in a stock-based compensation expense of approximately $1.0 million for the three months ended June 30, 2004 versus Nil for the three months ended June 30, 2003.

Other expenses

Other expenses decreased to approximately $1,900 from approximately $16,000 for the three months ended June 30, 2004 and 2003, respectively.

Interest

Interest expense decreased to approximately $3,000 from approximately $5,000 for the three months ended June 30, 2004 and 2003, respectively. This decrease was due to the decrease in long-term debt. Interest income decreased to approximately $10,000 from approximately $14,000 for the three months ended June 30, 2004 and 2003, respectively.

Loss from continuing operations

Loss from continuing operations increased to approximately $1.4 million from approximately $1.1 million for the three months ended June 30, 2004 and 2003, respectively. The increase was primarily attributable to a stock-based compensation expense of approximately $1.0 million for the three months ended June 30, 2004, versus Nil for the three months ended June 30, 2003.

Basic and diluted loss per share from continuing operations were both approximately ($0.07) for the three months ended June 30, 2004, as compared to approximately ($0.05) for the three months ended June 30, 2003.

Subsequent business developments

Subsequent to the quarter end, we filed suit in the U.S. District Court for the District of Delaware against four companies who provide equipment, systems and services that convert paper checks presented at the point of sale into electronic transactions. In the suit, we allege that these four companies infringe three of our U.S. patents. We are seeking damages, injunctive and other relief for the alleged willful infringement of these patents. The Court has not yet set a trial date or a schedule for the case.

Also subsequent to the quarter end, we made a filing with the United States Patent and Trademark Office for the re-issuance of U.S. Patent No. 6,547,129 which was originally issued on April 15, 2003.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $6.6 million in working capital as of June 30, 2004, compared to approximately $5.6 million in working capital as of March 31, 2004. The increase in working capital was attributable to cash flows provided by financing activities of continuing operations of approximately $856,000 and cash provided by operating activities of continuing operations of approximately $239,000. Cash provided by operating activities of continuing operations related to normal operating activities and a decrease in accounts payable and accrued liabilities of approximately $101,000, a decrease of prepaid expenses of approximately $56,000 and a decrease in accounts receivable of approximately $167,000. Cash flows provided by operating activities of continuing operations were approximately $239,000 for the three months ended June 30, 2004 compared to cash flows used in operating activities of continuing operations of approximately $586,000 for the three months ended June 30, 2003. Cash provided by investing activities of continuing operations was approximately $149,000 for the three months ended June 30, 2004 as compared to cash used in investing activities of continuing operations of approximately $14,000 for the three months ended June 30, 2003, respectively. The increase was primarily attributed to the maturity of short-term investments of approximately $184,000 during the three months ended June 30, 2004. Cash provided by financing activities of continuing operations was approximately $856,000 for the three months ended June 30, 2004 compared to cash used in financing activities of continuing operations of approximately $41,000 for the three months ended June 30, 2003. The increase in cash provided by financing activities of continuing operations is primarily due to the increase in proceeds from exercise of options of our common stock.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2004. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission.

Contingencies

In addition to the legal matters previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2004, until June 30, 2004, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959).

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter.

PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings

During the period covered by this Quarterly Report on Form 10-Q, there were no material changes with respect to the information concerning legal proceedings contained in our Annual Report on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959). In addition to the legal matters as described herein and as previously reported in our most recent report on Form 10-K, we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

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

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Controller and Chief Accounting Officer.

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2004:

i) A current report on Form 8-K, dated June 14, 2004, was filed on June 15, 2004 (Items 5 and 7)

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Richard R. Schulz
Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: August 9, 2004