Form 10-Q
period 2004-09-30
LML PAYMENT SYSTEMS INC
filed 2004-11-09
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 0-13959

LML PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization	###-##-#### (I.R.S. Employer Identification No.)

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

The number of shares of the registrant's Common Stock outstanding as of October 15, 2004, was 20,143,594.

LML PAYMENT SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

INDEX

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	September 30, 2004 $ (Unaudited)	March 31, 2004 $

ASSETS
Current Assets
Cash and cash equivalents	6,330,299	4,981,343
Short-term investments	-	183,561
Restricted cash	300,000	300,000
Accounts receivable, less allowances of $41,331 and $109,916, respectively	472,510	784,617
Prepaid expenses	413,872	470,011

Total Current Assets	7,516,681	6,719,532

Capital Assets, net	1,021,745	1,667,461
Patents, net	1,269,317	1,317,141
Other Assets	66,055	55,103

TOTAL ASSETS	9,873,798	9,759,237

LIABILITIES
Current Liabilities
Accounts payable	601,848	482,224
Accrued liabilities	80,788	85,277
Accrued compensation	142,815	245,766
Current portion of long-term debt	46,882	37,434
Current deferred revenue	219,148	225,729

Total Current Liabilities	1,091,481	1,076,430
Long-term debt	47,774	56,150

Total Liabilities	1,139,255	1,132,580

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Class B, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Common shares, no par value, 100,000,000 shares
authorized, 19,972,283 and 19,659,851 shares issued and
outstanding, respectively

	- - - - 31,784,449	- - - - 30,656,471
Contributed surplus	1,289,347	85,918
Deficit	(24,339,253)	(22,115,732)

Total Shareholders' Equity	8,734,543	8,626,657

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	9,873,798	9,759,237

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2004 $	2003 $	2004 $	2003 $

REVENUE	1,591,141	1,773,113	3,684,652	3,669,776
COSTS AND EXPENSES
Cost of operations	1,363,611	1,658,527	2,847,050	3,416,404
Sales, general and administrative	608,102	669,630	1,074,497	1,282,458
Amortization and depreciation	326,954	526,365	779,485	1,098,813

Stock-based compensation	129,175	15,726	1,171,737	15,726
Other expenses	5,719	40,338	7,651	56,685

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST INCOME AND INCOME TAXES	(842,420)	(1,137,473)	(2,195,768)	(2,200,310)

Interest income, net	15,111	17,836	22,339	27,437

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(827,309)	(1,119,637)	(2,173,429)	(2,172,873)

Income tax expense	35,892	4,200	50,092	8,400

LOSS FROM CONTINUING OPERATIONS	(863,201)	(1,123,837)	(2,223,521)	(2,181,273)

Discontinued operations	-	(11,317)	-	588,109

NET LOSS	(863,201)	(1,135,154)	(2,223,521)	(1,593,164)

DEFICIT, beginning of period	(23,476,052)	(20,845,630)	(22,115,732)	(20,387,620)

DEFICIT, end of period	(24,339,253)	(21,980,784)	(24,339,253)	(21,980,784)

LOSS PER SHARE
Basic loss per share
Loss from continuing operations	(0.04)	(0.06)	(0.11)	(0.11)

Net loss	(0.04)	(0.06)	(0.11)	(0.08)

Diluted loss per share Loss from continuing operations	(0.04)	(0.06)	(0.11)	(0.11)

Net loss	(0.04)	(0.06)	(0.11)	(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,931,873	19,594,572	19,887,725	19,593,812
Diluted	19,931,873	19,594,572	19,887,725	19,593,812

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2004 $	2003 $	2004 $	2003 $

Operating Activities:
Loss from continuing operations	(863,201)	(1,123,837)	(2,223,521)	(2,181,273)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	(6,836)	-	4,131	42,439
Amortization and depreciation	326,954	526,365	779,485	1,098,813
Stock-based compensation	129,175	15,726	1,171,737	15,726
Income tax expense	31,692	-	31,692	-
Other	761	41,519	761	41,519
Changes in operating assets and liabilities
Accounts receivable	140,792	(41,018)	307,976	19,333
Prepaid expenses	384	(11,230)	56,139	71,194
Accounts payable and accrued liabilities	113,152	243,299	12,184	15,035
Other assets	(10,952)	24,001	(10,952)	23,268
Deferred revenue	21,819	24,852	(6,581)	(32,045)

Net cash (used in) provided by operating activities of continuing operations	(116,260)	(300,323)	123,051	(885,991)

Investing Activities:
Maturity of short-term investments	-	-	183,561	-
Capital asset expenditures	(28,548)	(49,105)	(62,826)	(56,231)
Patents	(23,880)	-	(23,880)	(7,306)

Net cash (used in) provided by investing activities of continuing operations	(52,428)	(49,105)	96,855	(63,537)

Financing Activities:
Payments on capital leases	(8,850)	(48,648)	(16,249)	(90,016)
Payments on long-term borrowing	(5,314)	-	(5,314)	-
Proceeds from long-term borrowing	22,635	-	22,635	-
Proceeds from exercise of stock options	264,228	43,750	1,127,978	43,750

Net cash provided by (used in) financing activities of continuing operations	272,699	(4,898)	1,129,050	(46,266)

Net cash provided by (used in) continuing operations	104,011	(354,326)	1,348,956	(995,794)

Net cash (used in) provided by discontinued operations	-	(26,621)	-	2,158,241

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	104,011	(380,947)	1,348,956	1,162,447
Cash and cash equivalents, beginning of period	6,226,288	5,027,084	4,981,343	3,483,690

Cash and cash equivalents, end of period	6,330,299	4,646,137	6,330,299	4,646,137

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2004 and the consolidated statements of operations and deficit and cash flows for the three months and six months ended September 30, 2004 and 2003 of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2004, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not c ontain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959).

2. Financial instruments

a) Restricted cash

Under the terms of the processing agreement with one of the Corporation's processing banks, the Corporation has pledged a deposit of $250,000 (September 30, 2003 - $250,000) against charge back losses. The Corporation has also established an irrevocable standby letter of credit in favor of Citicorp Diners Club Inc. of $50,000 (September 30, 2003 - $50,000) under the terms of the corporate credit card agreement.

b) Concentration of credit risk

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

During the three months ended September 30, 2004, revenue from the Corporation's largest customer amounted to approximately 21% of total revenue (three months ended September 30, 2003 - 14%). The amount of actual revenue from this customer amounted to approximately $329,926 (three months ended September 30, 2003 - $248,772). During the six months ended September 30, 2004, revenue from the Corporation's two (2) largest customers amounted to approximately 18% and 11% of total revenue (six months ended September 30, 2003 - 14% and 25%). The amount of actual revenue from these customers amounted to approximately $674,400 and $410,447 (six months ended September 30, 2003 - $507,407 and $901,624), respectively. The Corporation may be economically dependent on revenue from these customers. On March 31, 2004, one of the Corporation's largest customers notified the Corporation that its contract would not be extended and, therefore, the Corporation ceased providing services to this customer on M ay 31, 2004. The customer accounted for approximately 11% of total revenue in the six months ended September 30, 2004 (six months ended September 30, 2003 - 25%).

3. Stock-based compensation

Effective April 1, 2003, the Corporation prospectively early adopted CICA 3870 which corresponds to SFAS 123, as amended by SFAS 148, which requires fair value accounting for all stock options issued during the year. Prior to the adoption of the new accounting standard, the Corporation did not record the fair value of all stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

During the three months ended September 30, 2004, the Corporation granted 105,000 stock options under the Corporation's 1996 Stock Option Plan and 75,000 stock options under the 1998 Stock Incentive Plan. The weighted average fair value for 80,000 of these stock options granted is $3.41 and the remaining 100,000 stock options granted have a weighted average fair value of $3.07. For the six months ended September 30, 2004, the Corporation has granted 485,000 stock options under the Corporation's 1996 Stock Option Plan and 150,000 stock options under the 1998 Stock Incentive Plan. The weighted average fair value of the 635,000 stock options granted during the six months ended September 30, 2004 range from a low of $3.07 to a high of $4.44. The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $129,175 for the three months ended September 30, 2004 (three months ended September 30, 2003 - $15,726) and $1,171,7 37 for the six months ended September 30, 2004 (six months ended September 30, 2003 - $15,726). The fair value for the stock option grants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 4.07% for 560,000 of the stock option grants and 4.35% for 75,000 of the stock option grants;

Expected volatility of 78.9% to 79.6%;

Expected life of the 560,000 stock option grants of 4 years and 6 years for the 75,000 stock option grants;

No dividend yields.

The pro-forma disclosure below relates to stock options granted prior to April 1, 2003 which have vested in the periods presented below. The pro-forma compensation expense recorded during the three months and six months ended September 30, 2004 represents the amortization of previously issued stock options. These previously issued options are amortized to pro-forma compensation expenses as the options vest.

	Three Months Ended September 30		Six Months Ended September 30

	2004 $	2003 $	2004 $	2003 $

Compensation cost	270,957	509,043	566,825	1,272,897
Net loss
As reported	(863,201)	(1,135,154)	(2,223,521)	(1,593,164)
Pro forma	(1,134,158)	(1,644,197)	(2,790,346)	(2,866,061)
Net loss per share
As reported	(0.04)	(0.06)	(0.11)	(0.08)
Pro forma	(0.06)	(0.08)	(0.14)	(0.15)

Fair value of options granted are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months and six months ended September 30, 2004:

Risk free interest rate of 4% for the three months and six months ended September 30, 2004 and September 30, 2003;

Expected volatility of 104% for three months and six months ended September 30,2004 and September 30, 2003;

Expected life of the options of 4 years for the three months and six months ended September 30, 2004 and September 30, 2003;

No dividend yields.

4. Commitments and Contingencies

During the three months and six months ended September 30, 2004, a subsidiary of the Corporation filed suit in the U.S. District Court for the District of Delaware against four companies who provide equipment, systems and services that convert paper checks presented at the point of sale into electronic transactions. In the suit, the subsidiary of the Corporation alleges that these four companies infringe three patents owned by the subsidiary of the Corporation. The subsidiary of the Corporation is seeking damages, injunctive and other relief for the alleged willful infringement of these patents. Subsequent to the three months and six months ended September 30, 2004 a federal judge has set a trial date of April 17, 2006 in this matter.

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

Results of Operations

Three Months Ended September 30, 2004 results compared to Three Months Ended September 30, 2003

Revenue

Total revenue for the three months ended September 30, 2004 was approximately $1.6 million, approximately an 11.1% decrease over total revenue of approximately $1.8 million for the three months ended September 30, 2003. This decrease is primarily attributable to a decrease in revenue associated with our electronic check verification and primary check collections business.

Revenue from electronic check verification decreased approximately 29% from approximately $283,000 for the three months ended September 30, 2003 to approximately $201,000 for the three months ended September 30, 2004. This decrease was mainly attributable to us no longer providing check authorization services to 7-Eleven, formerly one of our largest customers which was responsible for approximately 17% of our electronic check verification revenue for the three months ended September 30, 2003.

Revenue from our primary check collections business decreased approximately 40.8% from approximately $836,000 for the three months ended September 30, 2003 to approximately $495,000 for the three months ended September 30, 2004. Revenue from our secondary check collections business increased approximately 33.7% from approximately $492,000 for the three months ended September 30, 2003 to approximately $658,000 for the three months ended September 30, 2004. The reduction in revenue from our primary check collections business was mainly attributable to us no longer providing check recovery services to 7-Eleven, formerly one of our largest customers which was responsible for approximately 42.7% of revenue from our primary check collections business for the three months ended September 30, 2003.

Revenue from our licensing of certain payment software modules was approximately $30,000 for the three months ended September 30, 2004, compared to approximately $25,000 for the three months ended September 30, 2003.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $34,000 for the three months ended September 30, 2004, versus Nil for the three months ended September 30, 2003. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

During the three months ended September 30, 2004, revenue from and associated with our largest customer amounted to approximately 20.7% of total revenue as compared to approximately 14% of total revenue for the three months ended September 30, 2003. We may be economically dependent on revenue from this customer.

Costs of operations

Costs of operations decreased from approximately $1.7 million for the three months ended September 30, 2003, to approximately $1.4 million for the three months ended September 30, 2004, a decrease of approximately 17.6%. Cost of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. The decrease was partially attributable to certain cost reductions, including staff reductions, implemented during the third quarter of our fiscal year ended March 31, 2004 and partially attributable to certain cost reductions associated with us no longer providing check authorization and recovery services to 7-Eleven. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $608,000 from approximately $670,000 for the three months ended September 30, 2004 and 2003, respectively, a decrease of approximately 9.3%. The decrease in sales, general and administrative expense is primarily attributable to lower costs associated with the reduction of personnel and reduced general corporate expenses. We expect that professional fees for legal matters will continue to fluctuate depending on the timing and development of on-going legal matters, and we expect increases in professional fees associated with the continuing compliance wi th the Sarbanes-Oxley Act of 2002.

Amortization and depreciation

Amortization and depreciation decreased to approximately $327,000 from approximately $526,000 for the three months ended September 30, 2004 and 2003, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years' acquisitions, which had become fully depreciated.

Stock-based compensation

In our fiscal year ended March 31, 2004, we adopted new accounting standards which require fair value accounting for all stock options issued subsequent to April 1, 2003. During the three months ended September 30, 2004, we granted a total of 180,000 stock options under our 1996 Stock Option Plan and 1998 Stock Incentive Plan. The total fair value stock-based compensation is amortized over the vesting period resulting in a stock-based compensation expense of approximately $129,000 for the three months ended September 30, 2004 versus approximately $16,000 for the three months ended September 30, 2003.

Other expenses

Other expenses decreased to approximately $6,000 from approximately $40,000 for the three months ended September 30, 2004 and 2003, respectively.

Interest

Interest expense was approximately $2,000 for the three months ended September 30, 2004 as compared to an interest expense credit of approximately $3,000 for the three months ended September 30, 2003. Interest income increased to approximately $17,000 from approximately $15,000 for the three months ended September 30, 2004 and 2003, respectively.

Loss from continuing operations

Loss from continuing operations decreased to approximately $863,000 from approximately $1.1 million for the three months ended September 30, 2004 and 2003, respectively. The decrease was primarily attributable to a decrease in cost of operations and sales, general and administrative expenses as well as a decrease in amortization and depreciation offset by an increase in stock-based compensation expense of approximately $113,000 from approximately $16,000 for the three months ended September 30, 2003 to approximately $129,000 for the three months ended September 30, 2004.

Basic and diluted loss per share from continuing operations were both approximately ($0.04) for the three months ended September 30, 2004, as compared to approximately ($0.06) for the three months ended September 30, 2003.

Six Months Ended September 30, 2004 results compared to Six Months Ended September 30, 2003

Revenue

Total revenue was approximately $3.7 million for the six months ended September 30, 2004 and 2003, respectively.

Revenue from electronic check verification decreased approximately 13.6% from approximately $616,000 for the six months ended September 30, 2003 to approximately $532,000 for the six months ended September 30, 2004.

Revenue from our primary check collections business decreased approximately 29.4% from approximately $1.7 million for the six months ended September 30, 2003 to approximately $1.2 million for the six months ended September 30, 2004. Revenue from our secondary check collections business increased approximately 40% from approximately $1 million for the six months ended September 30, 2003 to approximately $1.4 million for the six months ended September 30, 2004. The reduction in revenue from our primary check collections business was primarily attributable to us no longer providing check recovery services to 7-Eleven, formerly one of our largest customers which was responsible for approximately 43.4% of revenue from our primary check collections business for the six months ended September 30, 2003.

Revenue from our licensing of certain payment software modules was approximately $55,000 for the six months ended September 30, 2004, compared to approximately $70,000 for the six months ended September 30, 2003.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $133,000 for the six months ended September 30, 2004, versus Nil for the six months ended September 30, 2003. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

During the six months ended September 30, 2004, revenue from and associated with our two largest customers amounted to approximately 29.3% of total revenue as compared to approximately 37.2% of total revenue for the six months ended September 30, 2003. We may be economically dependent on revenue from these customers.

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

Costs of operations

Costs of operations decreased from approximately $3.4 million for the six months ended September 30, 2003, to approximately $2.8 million for the six months ended September 30, 2004, a decrease of approximately 17.6%. Cost of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. The decrease was partially attributable to certain cost reductions, including staff reductions, implemented during the third quarter of our fiscal year ended March 31, 2004 and partially attributable to certain cost reductions associated with us no longer providing check authorization and recovery services to 7-Eleven. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $1.1 million from approximately $1.3 million for the six months ended September 30, 2004 and 2003, respectively, a decrease of approximately 15.4%. The decrease in sales, general and administrative expense is primarily attributable to lower costs associated with the reduction of personnel and reduced general corporate expenses. We expect that professional fees for legal matters will continue to fluctuate depending on the timing and development of on-going legal matters, and we expect increases in professional fees associated with the continuing compli ance with the Sarbanes-Oxley Act of 2002.

Amortization and depreciation

Amortization and depreciation decreased to approximately $779,000 from approximately $1.1 million for the six months ended September 30, 2004 and 2003, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years' acquisitions, which had become fully depreciated.

Stock-based compensation

In our fiscal year ended March 31, 2004, we adopted new accounting standards which require fair value accounting for all stock options issued subsequent to April 1, 2003. During the six months ended September 30, 2004, we granted a total of 635,000 stock options under our 1996 Stock Option Plan and 1998 Stock Incentive Plan. The total fair value stock-based compensation is amortized over the vesting period resulting in a stock-based compensation expense of approximately $1.2 million for the six months ended September 30, 2004 versus approximately $16,000 for the six months ended September 30, 2003.

Other expenses

Other expenses decreased to approximately $8,000 from approximately $57,000 for the six months ended September 30, 2004 and 2003, respectively.

Interest

Interest expense increased to approximately $5,000 from approximately $2,000 for the six months ended September 30, 2004 and 2003 respectively. Interest income decreased to approximately $27,000 from approximately $29,000 for the six months ended September 30, 2004 and 2003, respectively.

Loss from continuing operations

Loss from continuing operations was approximately $2.2 million for the six months ended September 30, 2004 and 2003, respectively. The loss from continuing operations for the six months ended September 30, 2004 includes stock-based compensation expense of approximately $1.2 million versus approximately $16,000 for the six months ended September 30, 2003.

Basic and diluted loss per share from continuing operations were both approximately ($0.11) for the six months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $6.4 million in working capital as of September 30, 2004, compared to approximately $5.6 million in working capital as of March 31, 2004. The increase in working capital was attributable to cash flows provided by financing activities of continuing operations of approximately $1.1 million and cash provided by operating activities of continuing operations of approximately $123,000. Cash provided by operating activities of continuing operations related to normal operating activities and a decrease in accounts payable and accrued liabilities of approximately $12,000, a decrease of prepaid expenses of approximately $56,000 and a decrease in accounts receivable of approximately $308,000. Cash flows provided by operating activities of continuing operations were approximately $123,000 for the six months ended September 30, 2004 compared to cash flows used in operating activities of continuing operations of approximately $886,000 f or the six months ended September 30, 2003. Cash provided by investing activities of continuing operations was approximately $97,000 for the six months ended September 30, 2004 as compared to cash used in investing activities of continuing operations of approximately $64,000 for the six months ended September 30, 2003, respectively. The increase was primarily attributed to the maturity of short-term investments of approximately $184,000 during the six months ended September 30, 2004. Cash provided by financing activities of continuing operations was approximately $1.1 million for the six months ended September 30, 2004 compared to cash used in financing activities of continuing operations of approximately $46,000 for the six months ended September 30, 2003. The increase in cash provided by financing activities of continuing operations is primarily due to the increase in proceeds from exercise of options of our common stock.

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

Contingencies

In addition to the legal matters previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity. See also "Part II - Other Information (Item 1 - Legal Proceedings)".

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2004, until September 30, 2004, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959).

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended September 30, 2004.

PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings

On July 14, 2004 we filed suit in the U.S. District Court for the District of Delaware against four companies who provide equipment, systems and services that convert paper checks presented at the point of sale into electronic transactions. In the suit, we allege that these four companies infringe three of our U.S. patents. We are seeking damages and injunctive and other relief for the alleged willful infringement of these patents. A federal judge has set a trial date of April 17, 2006 in this matter. In addition to the legal matters as described herein and as previously reported in our Annual Report on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Corporation's Annual General Meeting of Shareholders held August 25, 2004 (the "Meeting"), the following proposals were adopted by shareholders of the Corporation (the "Shareholders") by ordinary resolution: (1) to elect PATRICK H. GAINES, GREG A. MACRAE, L. WILLIAM SEIDMAN, ROBIN B. MARTIN and JACQUELINE PACE as directors of the Corporation for terms expiring at the Annual General Meeting of Shareholders in 2005, as described in the Corporation's Information Circular and Proxy Statement for the Meeting; and (2) to appoint Grant Thornton LLP as auditor of the Corporation to hold office until the Annual General Meeting of Shareholders in 2005.

The number of shares cast for, against, withheld and spoiled, as well as the number of abstentions and broker non-votes as to each of these matters, are as follows:
	PROPOSAL	SHARES FOR	SHARES AGAINST	WITHHELD	SPOILED	ABSTENTIONS	BROKER NON-VOTES
Ordinary Resolutions:
1.	Election of Directors:
	a. Patrick H. Gaines	17,320,061	0	51,460	0	0	0
	b. Greg A. MacRae	17,320,286	0	51,235	0	0	0
	c. L. William Seidman	17,316,058	0	55,463	0	0	0
	d. Robin B. Martin	17,317,728	0	53,793	0	0	0
	e. Jacqueline Pace	17,315,461	0	56,060	0	0	0
2.	Appointment of Grant Thornton LLP, as Auditors	17,330,661	8,029	32,831	0	0	0

ITEM 6. Exhibits

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

31.1    Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2    Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith).

32    Section 1350 Certifications of Chief Executive Officer and Controller and Chief Accounting Officer (furnished herewith).

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Richard R. Schulz
Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: November 9, 2004