Form 10-Q
period 2004-12-31
LML PAYMENT SYSTEMS INC
filed 2005-02-09
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

The number of shares of the registrant's Common Stock outstanding as of January 25, 2005, was 20,143,594.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

INDEX

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)
	December 31, 2004 $ (Unaudited)	March 31, 2004 $

ASSETS
Current Assets
Cash and cash equivalents	6,562,171	4,981,343
Short-term investments	-	183,561
Restricted cash	250,000	300,000
Accounts receivable, less allowances of $35,172 and $109,916, respectively	583,783	784,617
Prepaid expenses	310,637	470,011

Total Current Assets	7,706,591	6,719,532
Capital Assets, net	767,267	1,667,461
Patents, net	1,234,405	1,317,141
Other Assets	41,055	55,103

TOTAL ASSETS	9,749,318	9,759,237

LIABILITIES
Current Liabilities
Accounts payable	483,990	482,224
Accrued liabilities	111,082	85,277
Accrued compensation	176,114	245,766
Current portion of long-term debt	46,882	37,434
Current deferred revenue	231,004	225,729

Total Current Liabilities	1,049,072	1,076,430
Long-term debt	36,195	56,150

Total Liabilities	1,085,267	1,132,580

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Class B, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or
outstanding
Common shares, no par value, 100,000,000 shares
authorized, 20,143,594 and 19,659,851 shares issued and
outstanding, respectively

	- - 32,469,693	- - 30,656,471
Contributed surplus	1,476,326	85,918
Deficit	(25,281,968)	(22,115,732)

Total Shareholders' Equity	8,664,051	8,626,657

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	9,749,318	9,759,237

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31

	2004 $	2003 $	2004 $	2003 $

REVENUE	1,450,175	2,376,143	5,134,827	6,045,919
COSTS AND EXPENSES
Cost of operations	1,273,561	1,500,346	4,120,611	4,907,576
Sales, general and administrative	651,363	630,699	1,725,860	1,922,331
Amortization and depreciation	318,513	483,386	1,097,998	1,582,199
Stock-based compensation	158,593	35,288	1,330,330	51,014
Other (income) expenses	(10,597)	2,042	(2,946)	58,727

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST INCOME AND INCOME TAXES	(941,258)	(275,618)	(3,137,026)	(2,475,928)

Interest income, net	31,129	11,703	53,468	39,140

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(910,129)	(263,915)	(3,083,558)	(2,436,788)
Income tax expense	32,586	4,200	82,678	12,600

LOSS FROM CONTINUING OPERATIONS	(942,715)	(268,115)	(3,166,236)	(2,449,388)
Discontinued operations	-	-	-	588,109

NET LOSS	(942,715)	(268,115)	(3,166,236)	(1,861,279)
DEFICIT, beginning of period	(24,339,253)	(21,980,784)	(22,115,732)	(20,387,620)

DEFICIT, end of period	(25,281,968)	(22,248,899)	(25,281,968)	(22,248,899)

LOSS PER SHARE, basic and diluted
Loss from continuing operations	(0.05)	(0.01)	(0.16)	(0.12)

Net loss	(0.05)	(0.01)	(0.16)	(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted	20,130,817	19,605,561	20,006,618	19,597,743

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31

	2004 $	2003 $	2004 $	2003 $

Operating Activities:
Loss from continuing operations	(942,715)	(268,115)	(3,166,236)	(2,449,388)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	(7,335)	6,827	(3,204)	49,266
Amortization and depreciation	318,513	483,386	1,097,998	1,582,199
Stock-based compensation	158,593	35,288	1,330,330	51,014
Income tax expense	28,386	-	60,078	-
Other	(12,606)	-	(11,845)	41,519
Changes in operating assets and liabilities
Restricted cash	50,000	-	50,000	-
Accounts receivable	(103,938)	4,357	204,038	23,690
Prepaid expenses	103,235	102,536	159,374	173,730
Accounts payable and accrued liabilities	(54,265)	(63,051)	(42,081)	(48,016)
Other assets	25,000	183,055	14,048	206,323
Deferred revenue	11,856	(363,835)	5,275	(395,880)

Net cash (used in) provided by operating activities of continuing operations	(425,276)	120,448	(302,225)	(765,543)

Investing Activities:
Maturity of short-term investments	-	(183,561)	183,561	(183.561)
Proceeds from disposal of capital assets	12,606	-	12,606	-
Capital asset expenditures	(27,739)	(17,103)	(90,565)	(73,334)
Patents	(1,384)	-	(25,264)	(7,306)

Net cash (used in) provided by investing activities of continuing operations	(16,517)	(200,664)	80,338	(264,201)

Financing Activities:
Payments on capital leases	(9,035)	(8,679)	(25,284)	(98,695)
Payments on long-term borrowing	(2,544)	-	(7,858)	-
Proceeds from long-term borrowing	-	-	22,635	-
Proceeds from exercise of stock options	685,244	-	1,813,222	43,750

Net cash provided by (used in) financing activities of continuing operations	673,665	(8,679)	1,802,715	(54,945)

Net cash provided by (used in) continuing operations	231,872	(88,895)	1,580,828	(1,084,689)

Net cash provided by discontinued operations	-	-	-	2,158,241

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231,872	(88,895)	1,580,828	1,073,552
Cash and cash equivalents, beginning of period	6,330,299	4,646,137	4,981,343	3,483,690

Cash and cash equivalents, end of period	6,562,171	4,557,242	6,562,171	4,557,242

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations and deficit and cash flows for the three months and nine months ended December 31, 2004 and 2003 of LML Payment Systems Inc. and its subsidiaries (collectively, the "Corporation") are unaudited. The Corporation's consolidated balance sheet as of March 31, 2004, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959).

2. Financial instruments

a) Restricted cash

Under the terms of the processing agreement with one of the Corporation's processing banks, the Corporation has pledged a deposit of $250,000 (March 31, 2004 - $250,000) against charge back losses.

Under the terms of the corporate credit card agreement, the Corporation had initially established an irrevocable standby letter of credit in favor of Citicorp Diners Club Inc. for $50,000. During the three months ended December 31, 2004, the Corporation received a release to the irrevocable standby letter of credit from Citicorp Diners Club Inc.

b) Concentration of credit risk

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

During the three months ended December 31, 2004, revenue from the Corporation's largest customer amounted to approximately 22% of total revenue (three months ended December 31, 2003 -11%). The amount of actual revenue from this customer amounted to approximately $325,141 (three months ended December 31, 2003 - $258,286). During the nine months ended December 31, 2004, revenue from the Corporation's largest customer amounted to approximately 19% of total revenue (nine months ended December 31, 2003 - 13%). The amount of actual revenue from this customer amounted to approximately $999,541 (nine months ended December 31, 2003 - $765,693). The Corporation may be economically dependent on revenue from this customer.

On March 31, 2004, the Corporation's largest customer notified the Corporation that its contract would not be extended and, therefore, the Corporation ceased providing services to this customer on May 31, 2004. The customer accounted for approximately 8% of total revenue in the nine months ended December 31, 2004 (nine months ended December 31, 2003 - 23%). The amount of actual revenue from this customer amounted to approximately $410,447 (nine months ended December 31, 2003 - $1,383,362).

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

During the nine months ended December 31, 2004, the Corporation granted 485,000 stock options under the Corporation's 1996 Stock Option Plan and 150,000 stock options under the 1998 Stock Incentive Plan. The weighted average fair value of the 635,000 stock options granted during the nine months ended December 31, 2004 range from a low of $3.07 to a high of $4.44. The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $158,593 for the three months ended December 31, 2004 (three months ended December 31, 2003 - $35,288) and $1,330,330 for the nine months ended December 31, 2004 (nine months ended December 31, 2003 - $51,014). The fair value for the stock option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 4.07% for 560,000 of the stock option grants and 4.35% for 75,000 of the stock option grants;

Expected volatility of 78.9% to 79.6%;

Expected life of the 560,000 stock option grants of 4 years and 6 years for the 75,000 stock option grants;

No dividend yields.

The pro-forma disclosure below relates to stock options granted prior to April 1, 2003 which have vested in the periods presented below. The pro-forma compensation expense recorded during the three months and nine months ended December 31, 2004 represents the amortization of previously issued stock options. These previously issued options are amortized to pro-forma compensation expenses as the options vest.

	Three Months Ended December 31		Nine Months Ended December 31

	2004 $	2003 $	2004 $	2003 $

Compensation cost	192,421	366,170	759,246	1,639,067
Net loss
As reported	(942,715)	(268,115)	(3,166,236)	(1,861,279)
Pro forma	(1,135,136)	(634,285)	(3,925,482)	(3,500,346)
Net loss per share
As reported	(0.05)	(0.01)	(0.16)	(0.09)
Pro forma	(0.06)	(0.03)	(0.20)	(0.18)

Fair value of options granted are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months and nine months ended December 31, 2004:

Risk free interest rate of 4% for the three months and nine months ended December 31, 2004 and December 31, 2003;

Expected volatility of 104% for three months and nine months ended December 31, 2004 and December 31, 2003;

Expected life of the options of 4 years for the three months and nine months ended December 31, 2004 and December 31, 2003;

No dividend yields.

4. Commitments and Contingencies

During the three months and nine months ended December 31, 2004, a subsidiary of the Corporation filed suit in the U.S. District Court for the District of Delaware against four companies who provide equipment, systems and services that convert paper checks presented at the point of sale into electronic transactions. In the suit, the subsidiary of the Corporation alleges that these four companies infringe three patents owned by the subsidiary of the Corporation. The subsidiary of the Corporation is seeking damages, injunctive and other relief for the alleged willful infringement of these patents. During the three months and nine months ended December 31, 2004 a federal judge has set a trial date of April 17, 2006 in this matter. As part of their answer to the subsidiary of the Corporation's complaint for patent infringement, one defendant filed a counterclaim for declaratory relief. The defendant is seeking a declaratory judgment that each of the patents-in-suit is invalid, unenforceable, not infringed by the defendant and that the court determine that this is an extraordinary and exceptional case and award the defendant it's attorney's fees and litigation expenses. The subsidiary of the Corporation believes that this counterclaim is without merit and does not expect it to have a material adverse effect on the subsidiary of the Corporation's results of operations, financial position or liquidity.

5. Reconciliation of United States to Canadian Generally Accepted Accounting Principles

These financial statements are prepared using Canadian generally accepted accounting principles ("CDN GAAP") which do not differ materially from United States generally accepted accounting principles ("U.S. GAAP") with respect to the accounting policies and disclosures in these financial statements except as set out below:

a) In fiscal 2001, the Corporation effected a reduction in its deficit of $22,901,744 (disclosed in the Corporation's Form 10-K for the fiscal year ended March 31, 2001) by reducing the stated capital of the shares of the Corporation's common stock. This reduction was not permissible under U.S. GAAP. As such, under U.S. GAAP, the Corporation's share capital and deficit would both be $22,901,744 higher than as stated in these financial statements.

Other than as noted above, under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations and Deficit, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation.

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

Results of Operations

Three Months Ended December 31, 2004 results compared to Three Months Ended December 31, 2003

Revenue

Total revenue for the three months ended December 31, 2004 was approximately $1.5 million, approximately a 37.5% decrease from total revenue of approximately $2.4 million for the three months ended December 31, 2003. This decrease is primarily attributable to a decrease in revenue related to the licensing of our intellectual property estate and partially attributable to a decrease in revenue associated with our electronic check verification and primary check collections business.

Revenue from release fees and other one-time fees associated with the licensing of our intellectual property estate decreased by approximately $556,000 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. This decrease represents approximately 60% of the total decrease in revenue for the three months ended December 31, 2004 versus the three months ended December 31, 2003. We expect that revenue from licensing our intellectual property may fluctuate significantly from quarter to quarter and we cannot give any assurance as to the level of licensing revenue that will be realized in future periods.

Revenue from electronic check verification decreased approximately 15.3% from approximately $281,000 for the three months ended December 31, 2003 to approximately $238,000 for the three months ended December 31, 2004. This decrease was mainly attributable to us no longer providing check authorization services to 7-Eleven, formerly our largest customer which was responsible for approximately 27.3% of our electronic check verification revenue for the three months ended December 31, 2003.

Revenue from our primary check collections business decreased approximately 59.3% from approximately $858,000 for the three months ended December 31, 2003 to approximately $349,000 for the three months ended December 31, 2004. The reduction in revenue from our primary check collections business was mainly attributable to us no longer providing check recovery services to 7-Eleven, formerly our largest customer which was responsible for approximately 43.3% of revenue from our primary check collections business for the three months ended December 31, 2003. Revenue from our secondary check collections business increased approximately 20.6% from approximately $500,000 for the three months ended December 31, 2003 to approximately $603,000 for the three months ended December 31, 2004. This increase was mainly attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from our licensing of certain payment software modules was approximately $50,000 for the three months ended December 31, 2004, compared to approximately $25,000 for the three months ended December 31, 2003.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $65,000 for the three months ended December 31, 2004, versus Nil for the three months ended December 31, 2003. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

During the three months ended December 31, 2004, revenue from and associated with our largest customer amounted to approximately 22.4% of total revenue as compared to approximately 10.9% of total revenue for the three months ended December 31, 2003. We may be economically dependent on revenue from this customer.

Costs of operations

Costs of operations decreased from approximately $1.5 million for the three months ended December 31, 2003, to approximately $1.3 million for the three months ended December 31, 2004, a decrease of approximately 13.3%. Cost of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. The decrease was partially attributable to certain cost reductions, including staff reductions, implemented during the third quarter of our fiscal year ended March 31, 2004 and partially attributable to certain cost reductions associated with us no longer providing check authorization and recovery services to 7-Eleven. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses increased to approximately $651,000 from approximately $631,000 for the three months ended December 31, 2004 and 2003, respectively, an increase of approximately 3.2%. The increase in sales, general and administrative expense is primarily attributable to an increase in professional fees, including auditing and accounting fees, of approximately $135,000 associated with the continuing compliance with the Sarbanes-Oxley Act of 2002. We expect further increases in professional fees, including auditing and accounting fees, associated with the continuing compliance with the Sarbanes-Oxley Act of 2002. We also anticipate increases in professional fees, including legal fees, and other related costs associated with our patent infringement lawsuit and intellectual property enforcement activities. We believe these costs may have a material effect on our liquidity, capital resources and results of operations.

Amortization and depreciation

Amortization and depreciation decreased to approximately $319,000 from approximately $483,000 for the three months ended December 31, 2004 and 2003, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years' acquisitions, which had become fully depreciated.

Stock-based compensation

In our fiscal year ended March 31, 2004, we adopted new accounting standards which require fair value accounting for all stock options issued subsequent to April 1, 2003. The total fair value stock-based compensation is amortized over the vesting period resulting in a stock-based compensation expense of approximately $159,000 for the three months ended December 31, 2004 versus approximately $35,000 for the three months ended December 31, 2003.

Other (income) expenses

Other income was approximately $11,000 for the three months ended December 31, 2004 compared to other expenses of approximately $2,000 for the three months ended December 31, 2003. Other income for the three months ended December 31, 2004 was primarily attributable to a gain on disposal of a capital asset of approximately $13,000.

Interest

Interest expense increased to approximately $2,000 from approximately $1,000 for the three months ended December 31, 2004 and 2003, respectively. Interest income increased to approximately $33,000 from approximately $13,000 for the three months ended December 31, 2004 and 2003, respectively.

Loss from continuing operations

Loss from continuing operations increased to approximately $943,000 from approximately $268,000 for the three months ended December 31, 2004 and 2003, respectively. The increase was primarily attributable to a decrease in total revenue of approximately $900,000 as well as an increase in stock-based compensation expense of approximately $124,000 offset by a decrease in cost of operations of approximately $200,000 and a decrease in amortization and depreciation of approximately $164,000.

Basic and diluted loss per share from continuing operations were both approximately ($0.05) for the three months ended December 31, 2004, as compared to approximately ($0.01) for the three months ended December 31, 2003.

Nine Months Ended December 31, 2004 results compared to Nine Months Ended December 31, 2003

Revenue

Total revenue for the nine months ended December 31, 2004 was approximately $5.1 million, approximately a 15% decrease from total revenue of approximately $6.0 million for the nine months ended December 31, 2003. This decrease is primarily attributable to a decrease in revenue related to the licensing of our intellectual property estate and partially attributable to a decrease in revenue associated with our electronic check verification and primary check collections business.

Revenue from release fees and other one-time fees associated with the licensing of our intellectual property estate decreased by approximately $556,000 for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003. This decrease represents approximately 60% of the total decrease in revenue for the nine months ended December 31, 2004 versus the nine months ended December 31, 2003. We expect that revenue from licensing our intellectual property may fluctuate significantly from quarter to quarter and we cannot give any assurance as to the level of licensing revenue that will be realized in future periods.

Revenue from electronic check verification decreased approximately 14% from approximately $897,000 for the nine months ended December 31, 2003 to approximately $771,000 for the nine months ended December 31, 2004. The reduction in revenue from electronic check verification was primarily attributable to us no longer providing electronic check verification services to 7-Eleven, formerly our largest customer which was responsible for approximately 18.8% of revenue from our electronic check verification services for the nine months ended December 31, 2003.

Revenue from our primary check collections business decreased approximately 36% from approximately $2.5 million for the nine months ended December 31, 2003 to approximately $1.6 million for the nine months ended December 31,

2004. The reduction in revenue from our primary check collections business was primarily attributable to us no longer providing check recovery services to 7-Eleven, formerly our largest customer which was responsible for approximately 43.8% of revenue from our primary check collections business for the nine months ended December 31, 2003. Revenue from our secondary check collections business increased approximately 33.3% from approximately $1.5 million for the nine months ended December 31, 2003 to approximately $2.0 million for the nine months ended December 31, 2004. This increase was mainly attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from our licensing of certain payment software modules was approximately $105,000 for the nine months ended December 31, 2004, compared to approximately $95,000 for the nine months ended December 31, 2003.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $197,000 for the nine months ended December 31, 2004, versus Nil for the nine months ended December 31, 2003. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

During the nine months ended December 31, 2004, revenue from and associated with our largest customer amounted to approximately 19.5% of total revenue as compared to approximately 12.7% of total revenue for the nine months ended December 31, 2003. We may be economically dependent on revenue from this customer.

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

Costs of operations

Costs of operations decreased from approximately $4.9 million for the nine months ended December 31, 2003, to approximately $4.1 million for the nine months ended December 31, 2004, a decrease of approximately 16.3%. Cost of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. The decrease was partially attributable to certain cost reductions, including staff reductions, implemented during the third quarter of our fiscal year ended March 31, 2004 and partially attributable to certain cost reductions associated with us no longer providing check authorization and recovery services to 7-Eleven. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $1.7 million from approximately $1.9 million for the nine months ended December 31, 2004 and 2003, respectively, a decrease of approximately 10.5%. The decrease in sales, general and administrative expense is primarily attributable to lower costs associated with the reduction of personnel and reduced general corporate expenses offset by increases in professional fees, including auditing and accounting fees, of approximately $155,000 associated with the continuing compliance with the Sarbanes-Oxley Act of 2002. We expect further increases in professional fees, including auditing and accounting fees, associated with the continuing compliance with the Sarbanes-Oxley Act of 2002. We also anticipate increases in professional fees, including legal fees, and other related costs associated with our patent infringement lawsuit and intellectual property enforcement activities. We believe these costs may have a material effect on our liquidity, capital resources and results of operations.

Amortization and depreciation

Amortization and depreciation decreased to approximately $1.1 million from approximately $1.6 million for the nine months ended December 31, 2004 and 2003, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years' acquisitions, which had become fully depreciated.

Stock-based compensation

In our fiscal year ended March 31, 2004, we adopted new accounting standards which require fair value accounting for all stock options issued subsequent to April 1, 2003. During the nine months ended December 31, 2004, we granted a total of 635,000 stock options under our 1996 Stock Option Plan and 1998 Stock Incentive Plan. The total fair value stock-based compensation is amortized over the vesting period resulting in a stock-based compensation expense of approximately $1.3 million for the nine months ended December 31, 2004 versus approximately $51,000 for the nine months ended December 31, 2003.

Other (income) expenses

Other income was approximately $3,000 for the nine months ended December 31, 2004 compared to other expenses of approximately $59,000 for the nine months ended December 31, 2003.

Interest

Interest expense increased to approximately $6,000 from approximately $3,000 for the nine months ended December 31, 2004 and 2003 respectively. Interest income increased to approximately $60,000 from approximately $42,000 for the nine months ended December 31, 2004 and 2003, respectively.

Loss from continuing operations

Loss from continuing operations increased to approximately $3.2 million from approximately $2.4 for the nine months ended December 31, 2004 and 2003, respectively. The increase was primarily attributable to an increase in stock-based compensation expense of approximately $1.2 million from approximately $51,000 for the nine months ended December 31, 2003 to approximately $1.3 million for the nine months ended December 31, 2004.

Basic and diluted loss per share from continuing operations were both approximately ($0.16) for the nine months ended December 31, 2004, as compared to approximately ($0.12) for the nine months ended December 31, 2003.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $6.7 million in working capital as of December 31, 2004, compared to approximately $5.6 million in working capital as of March 31, 2004. The increase in working capital was attributable to cash flows provided by financing activities of continuing operations of approximately $1.8 million offset by cash used in operating activities of continuing operations of approximately $302,000. Cash used in operating activities of continuing operations related to normal operating activities and a decrease in accounts payable and accrued liabilities of approximately $42,000, a decrease of prepaid expenses of approximately $159,000 and a decrease in accounts receivable of approximately $204,000. Cash flows used in operating activities of continuing operations were approximately $302,000 for the nine months ended December 31, 2004 compared to cash flows used in operating activities of continuing operations of approximately $766,000 for the nine months ended December 31, 2003. Cash provided by investing activities of continuing operations was approximately $80,000 for the nine months ended December 31, 2004 as compared to cash used in investing activities of continuing operations of approximately $264,000 for the nine months ended December 31, 2003, respectively. The increase was primarily attributed to the maturity of short-term investments of approximately $184,000 during the nine months ended December 31, 2004. Cash provided by financing activities of continuing operations was approximately $1.8 million for the nine months ended December 31, 2004 compared to cash used in financing activities of continuing operations of approximately $55,000 for the nine months ended December 31, 2003. The increase in cash provided by financing activities of continuing operations is primarily due to the increase in proceeds from exercise of options of our common stock.

Intellectual property litigation can be expensive and we anticipate spending substantial funds in the enforcement of our intellectual property which may include instituting other litigation against entities who we believe are infringing our intellectual property. We believe that existing cash and cash equivalent balances, and potential cash flows from operations should satisfy our working capital and capital expenditure requirements in the foreseeable future. However, any material acquisitions of complementary businesses, products or technologies, other arrangements, litigation costs, unexpected losses, or an economic slowdown in the retail industry could require us to obtain additional equity or debt financing. There can be no assurance that such financing would be available on acceptable terms, if at all.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2004, until December 31, 2004, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (file no. 0-13959).

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2004.

During the quarter, and consistent with the objectives of Section 404 of the Sarbanes-Oxley Act of 2002, we have prepared initial documentation of our controls over financial reporting and have recently commenced testing of those controls but have not yet completed this testing. Our documentation and testing to date have identified certain deficiencies in the documentation, design and effectiveness of internal controls over financial reporting. Some of these deficiencies were remediated during the quarter and some are currently in the process of being remediated. However, there can be no assurance that any deficiency will not constitute what we or our independent auditors conclude is a significant deficiency or a material weakness in internal control over financial reporting

PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings

On July 14, 2004 we filed suit in the U.S. District Court for the District of Delaware against four companies who provide equipment, systems and services that convert paper checks presented at the point of sale into electronic transactions. In the suit, we allege that these four companies infringe three of our U.S. patents. We are seeking damages and injunctive and other relief for the alleged willful infringement of these patents. A federal judge has set a trial date of April 17, 2006 in this matter. Prior to the end of the quarter ended December 31, 2004, one of the defendants filed a counterclaim for declaratory relief. The defendant is seeking a declaratory judgment that each of the patents-in-suit is invalid, unenforceable, not infringed by the defendant and that the court determine that this is an extraordinary and exceptional case and award the defendant it's attorney's fees and litigation expenses. We believe that this counterclaim is without merit and we do not expect it to have a material adverse effect on our results of operations, financial position or liquidity.

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

Date: February 9, 2005