Form 10-K
period 2005-03-31
LML PAYMENT SYSTEMS INC
filed 2005-06-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s Telephone Number, Including Area Code: (604) 689-4440

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.).	Yes ☒ No ☐

As of September 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant held by non-affiliates based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ SmallCap Market, was approximately $57,614,482.

As of May 6, 2005, the Registrant had 20,145,594 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.

2005 FORM 10-K ANNUAL REPORT

	TABLE OF CONTENTS
PART I		Page
Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .	8

PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . .	9
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . .	24
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .	24
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
Item 9B.	Other Information....................................................................	28

PART III
Item 10.	Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . .	29
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
Item 13.	Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . .	29
Item 14.	Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . .	29

PART IV
Item 15.	Exhibits and Financial Statement Schedules . .................................	30

	SIGNATURE PAGE	32

PART I

ITEM 1. Business

Unless the context otherwise requires, references in this report on Form 10-K to the “Company”, “LML,” “we,” “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.’s subsidiaries are LML Corp. (formerly known as ChequeMARK Holdings Inc.), Legacy Promotions Inc. and LHTW Properties, Inc. LML Corp’s subsidiaries are LML Patent Corp. (formerly known as ChequeMARK Patent Inc.), and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to “$” are to United States (“U.S.”) Dollars.

Overview

LML Payment Systems Inc. is a financial payment processor that primarily provides consumer financial payment processing solutions to retailers and other clients in the U.S. Our financial payment processing solutions include traditional check recovery, electronic recovery of paper checks (also known as electronic check re-presentment), electronic check authorization and electronic check conversion. We also provide electronic fund transfer switching services to certain segments of the retail industry. We focus on providing our services to supermarkets, grocery stores, multi-lane retailers, convenience stores and other retailers in the U.S.

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

Financial Payment Processing Services

We provide financial payment processing solutions to retail merchants in the U.S., including supermarket chains, grocery stores, convenience stores and other retailers. These solutions include electronic check authorization, primary and secondary check collections, electronic check re-presentment, and electronic check conversion. We also provide retail clients with selective routing or switching services for credit, debit and electronic benefit transfer (EBT) transactions to third party processors, banks and authorization networks/vendors for authorization and settlement.

Electronic Check Authorization

We maintain a database of consumer check-writing histories and have access to additional databases of consumer check-writing histories. We employ these databases to offer retail merchants protection against fraud through the electronic authorization of checks presented at the point-of-sale of participating merchants. Because many of our financial payment processing services are related, some participating merchants will pay a fee for authorization services, while others may receive electronic check authorization services as an “all-in-one” package in connection with other related services such as primary and secondary check collections. Electronic authorization is also an important feature included within our electronic check conversion services. When using our electronic check authorization service, a retail merchant typically swipes the paper check through a check reader that reads the account and bank information encoded on the bottom of the check in magnetic ink. This information is electronically transmitted to our data processing center for comparison against our check-writer databases and other third party databases. If the check-writer has current delinquent check-related debts or, if other proprietary fraud features are triggered, the retail merchant is notified by way of a coded response from our data processing center. The merchant must then decide whether to accept or decline the check.

Our check authorization services are designed to be flexible so they may be adapted for a retail merchant’s particular needs. In some cases, consumer identification is cross-referenced to driver’s license information, social security number and other file databases and linked to the frequency of recent check usage and the dollar amount of individual and cumulative transactions within specific periods of time.

Primary and Secondary Check Collection Services

Through our primary and secondary check collection and call centers in Dallas, Texas and Wichita, Kansas, we employ state of the art proprietary and third party collection system software and technology, including sophisticated database management, predictive dialing, skip-tracing, and both automated and customized collection letter programs to provide retail merchants with a comprehensive solution to combat the high cost associated with returned check transactions. In many instances, we provide check authorization and primary and secondary check collection solutions as an “all-in-one” package to our retail clients.

Electronic Check Re-Presentment

We also offer retail merchants an electronic re-presentment of returned paper checks, or RCK, service. Under this service offering, eligible returned paper checks are directed by the retailer’s bank directly to our primary collection center where, in combination with our data processing center, we capture the bank routing and account number and electronically re-submit the check for payment through the facilities of the Automated Clearing House Network.

Electronic Check Conversion Service

We also offer electronic check conversion services to clients. This process involves converting paper checks presented at the point-of-sale into electronic transactions. Our electronic check conversion service is comprised of three distinct steps: authorization, data capture and settlement.

At subscribing merchant locations, a consumer’s check is swiped through a check reader which reads the bank routing and account information from the check and electronically transmits this information along with the sale amount to our data center for authorization through our check-writer databases and risk management algorithms. If approved, certain transaction information is captured and the merchant’s terminal automatically prints a sales receipt, which closely resembles a credit card receipt, to be signed by the consumer authorizing an electronic debit from the consumer’s bank account. The paper check can be returned to the consumer or destroyed as it has been converted to an electronic transaction. Each day from our data center, we originate Automated Clearing House transaction files which include electronic debits against consumer accounts and corresponding credits to retail merchant accounts. In some instances, consumer checks are electronically imaged by retailers at the point-of-sale. In these instances, the electronic image of the consumer check along with relevant transaction data is transmitted to our data center where the image of the check is archived. In the event the transaction is returned, i.e. ‘NSF’, the image of the check is retrieved from archive and collection activities can be commenced.

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

We employ proven IBM Mainframe hardware equipment for all of our electronic payment processing including electronic check authorization, electronic check re-presentment, electronic check conversion and credit, debit and EBT card switching. We also employ our proprietary processing software – known as the Retail Electronic Payments System – to process all electronic payment transactions. Our data center is operated by technical and support personnel on a 24 hour / 7 days a week basis. We maintain disaster recovery arrangements with IBM and various communication carriers. We continue to evaluate plans for construction of a second data center which will provide redundant and geographically separate processing capabilities which will enable an instantaneous redirection of all information technology services.

Sales and Marketing

We market our financial payment processing services, including traditional check recovery, electronic check recovery, electronic check authorization, electronic check conversion and electronic fund transfer switching services, directly through an internal sales force which, at March 31, 2005, included 4 sales people, to medium and large retailers. Part of our business strategy has been to provide a suite of vertical check processing services to clients while also providing electronic authorization routing or switching services for other point-of-sale tender types such as credit card, debit card and EBT.

Under our LASR™brand, we are developing and marketing electronic check services for the retail point-of-sale. Our check services include certain levels of authorization, settlement and recovery. We believe that the retail merchant community is heavily segmented into different types of merchants who require very different service offerings. Our strategy is to match individual merchants with the type of LASR™service offering that best meets their requirements.

Our business strategy also includes cross-selling electronic check processing solutions such as electronic check re-presentment and electronic check conversion to existing clients who may be receiving traditional check recovery services from us. We attempt to migrate our clients from traditional recovery services to electronic recovery services and to electronic check conversion services.

In addition to the retail point-of-sale, recently approved National Automated Clearing House Association (“NACHA”) rules allow for the conversion of consumer checks from remittance lockbox operators. In fiscal 2003, we announced a partnership with CheckFree Corporation through which we provide and maintain key software technology for CheckFree’s accounts receivable check conversion product called PEP+ reACH(. According to NACHA, in 2004 more than 1.2 billion consumer checks were converted at lockboxes, an increase of 478% over 2003. As a market entry into this industry segment, our strategy is to continue to support and maintain our obligations under our partnership agreement with CheckFree.

We presently own four U.S. patents that describe electronic check processing methods. We plan to develop the profitability of our intellectual property and related technology through the provision of electronic check processing licenses. We plan to offer licenses of our technology in exchange for royalty fees that are typically calculated on a transaction basis.

We are an active participant and sponsor at many trade association conferences and tradeshows including NACHA’s “Payments 2005”, NACHA’s “Electronic Check 2005”, the Food Marketing Institute’s “Marketechnics 2005” and the “Association of Financial Professionals 2005” show. We are also a member of NACHA’s Electronic Check Council as well as the Food Marketing Institute’s Associate Member Program.

We continue to evaluate and examine acquisition opportunities of businesses where we believe our electronic check processing services can be offered to existing clientele in such industries as commercial lockbox, telephone catalogue businesses and Internet businesses.

Competition

The financial payment processing market in which we operate is highly competitive and is characterized by changing technology, evolving industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence. Our competitors include other check authorization, collections, software development and guarantee firms offering some or all of the payment processing services offered by us, including electronic check authorization and collections, electronic check re-presentment and electronic check conversion. According to The Nilson Report issue #816, there are at least 13 competing verification companies. We believe our largest competitors are eFunds (Scan), First Data’s TeleCheck Services, Certegy, Inc., Global Payments and ECHO’s XPRESSCHEX, Inc. In addition, we anticipate that entities within the related credit card and banking industry, which are both highly competitive, may provide competing electronic checking services in the future. Many of our competitors have greater technical, financial and marketing resources than us and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than us. There can be no assurance that our current products and services will not become obsolete or that we will have the financial, technical and marketing resources and support facilities to compete successfully in the future.

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

We are currently pursuing the re-issuance of U.S. Patent No. 6,547,129, which was originally issued on April 15, 2003.

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

Risks Associated with the Development of our Business

As we continue to develop our business in the financial payment processing industry, we may encounter unforeseen difficulties, some of which may be beyond our ability to control, related to marketing, product development, regulation, or proprietary technology. The success of our business will depend on, among other things, the demand for and cost of marketing our technology, the volume and total value of transactions processed by merchants utilizing our technology, the technological adaptation of electronic check conversion end-users, the renewal of material contracts with existing clients, our ability to anticipate and respond to technological changes, particularly with respect to e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, and the cost of protecting our technological products. If we experience system failures, the products and services we provide to our merchants could be delayed or interrupted, which could harm our business and reputation and could result in the loss of merchants. If the security of our databases is compromised, our reputation could suffer and merchants may not be willing to use our products. Effective internal controls are necessary to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our system of internal control over financial reporting that need improvement. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our system of internal control over financial reporting could have a material adverse effect on our business, results of operations and financial condition. The actual results of our operations in the future may vary widely due to, but not limited to, technological changes, increased competition, new government regulation or intervention in the industry, general economic conditions and other risks described in our filings with the Securities and Exchange Commission.

Corporate History

We were originally incorporated under the laws of the Province of British Columbia, Canada, as a “specially limited company” on January 24, 1974. In October 1997, after receipt of shareholder approval, our directors elected to change our governing corporate jurisdiction to the Yukon Territory, which change became effective in November 1997. Under the Yukon Business Corporations Act, we are a corporation that enjoys limited liability for its shareholders, is governed by its Board of Directors and generally has the powers and capacity attributable to a corporation.

Employees

There exists competition for personnel in the financial payment processing industry. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel. There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future. As of May 6, 2005, we had 55 full-time employees including 4 employees in sales and marketing and 11 employees in administration and finance. We also employ consultants to perform services for us from time to time.

Business Concentration

During the fiscal year ended March 31, 2005, revenue from and associated with our largest customer amounted to approximately 21% of total revenue. In fiscal 2005, Dillon’s was our largest customer. We may be economically dependent on revenue from this customer. We ceased providing check authorization and recovery services to 7-Eleven, formerly our largest customer, on May 31, 2004. Revenue from 7-Eleven directly attributable to this contract amounted to approximately 23% of our total revenue in fiscal 2004. We believe that replacement revenue may come from sales of our products and services to new and existing merchant clients, the licensing of our patented technology and royalties from software licensing agreements. Failure to successfully replace some or all of this revenue could have a material adverse effect on our liquidity, capital resources or results of operations. See “Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. Properties

Office Space. As of May 6, 2005, we leased office space containing approximately 30,000 square feet of floor space for our operations. Our principal facilities include:

	Approximate	Lease
Location	Square Feet	Expiration Date	Description

Wichita, Kansas	10,000	December, 2006	Secondary Collection operations
Dallas, Texas	8,000	November, 2005	Primary Collection operations
Scottsdale, Arizona	5,000	September, 2005	Data Center operations
Dallas, Texas	3,500	November, 2005	Primary Collection operations
Vancouver, British Columbia	3,400	September, 2008	Administration

Our corporate headquarters are located in Vancouver, British Columbia, Canada.

We consider our current facilities adequate for our current needs and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate, data center processing and primary and secondary check collections operations and for additional sales and service.

ITEM 3. Legal Proceedings

On July 14, 2004 we filed suit in the U.S. District Court for the District of Delaware against four companies who provide equipment, systems and services that convert paper checks presented at the point-of-sale into electronic transactions. In the suit, we allege that these four companies infringe three of our U.S. patents. We are seeking damages and injunctive and other relief for the alleged willful infringement of these patents. A federal judge has set a trial date of April 17, 2006 in this matter. During the quarter ended December 31, 2004, one of the defendants filed a counterclaim for declaratory relief. The defendant is seeking a declaratory judgment that each of the patents-in-suit is invalid, unenforceable, not infringed by the defendant and that the court determine that this is an extraordinary and exceptional case and award the defendant it’s attorney’s fees and litigation expenses. We believe that this counterclaim is without merit and we do not expect it to have a material adverse effect on our results of operations, financial position or liquidity.

We are involved in a dispute with a former consultant relating to the payment of finders fees with respect to certain acquisitions we made in the fiscal years ended March 31, 2000 and March 31, 2001. In October 2004 we initiated arbitration proceedings pursuant to the terms of the finder’s fee agreement between us and the former consultant (the “Finder’s Fee Agreement”). In June 2005 the former consultant filed a counter claim in the arbitration proceedings alleging we breached the Finder’s Fee Agreement. At this time we do not expect the resolution of this dispute to have a material adverse effect on the results of our operations, financial position or liquidity.

Other than as described herein, we are not currently involved in any material legal proceedings. However, we are party from time to time to additional ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on the results of our operations, financial position or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market For Registrant's Common Equity and Related Stockholder Security Matters

Our common stock is traded on the Nasdaq Stock Market’s SmallCap Market, which is the principal market for our common stock, and trades under the symbol "LMLP". Our common stock is neither listed nor traded on any foreign trading market. The following table sets forth the range of high and low prices for our common stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended March 31:	High	Low
	$	$

2005 1Q	6.95	5.41
2Q	7.40	4.06
3Q	5.35	4.17
4Q	6.97	4.77

2004 1Q	8.84	4.85
2Q	7.83	3.95
3Q	5.89	3.79
4Q	8.12	5.04

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

The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

•	Actual or anticipated fluctuations in our operating results;
•	Financial or business announcements by us, our competitors or our customers;
•	Announcements of the introduction of new or enhanced products and services by us or our competitors;
•	Announcements of mergers, joint development efforts or corporate partnerships in the electronic commerce market;
•	Market conditions in the banking, telecommunications, technology and emerging growth sectors;
•	Rumors relating to our competitors or us; and
•	General market or economic conditions.

In addition, the U.S. stock markets have experienced significant price and volume fluctuations, which have particularly affected the trading price of equity securities of many technology companies.

Holders of Common Stock

As of May 6, 2005, there were approximately 411 record holders of our common stock, with approximately 20,145,594 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not paid any dividends on our common stock in the past and have no current plan to pay dividends in the future. We intend to devote all funds to the operation of our businesses.

Canadian Federal Tax Considerations

General

There are no foreign or currency controls in Canada, and there are no exchange restrictions on borrowing from abroad, on the repatriation of capital, or the ability to remit dividends, profits, interests, royalties, or other payments to non-resident holders of our common stock. However, any such remittance to a resident of the U.S. is subject to a reduced withholding tax pursuant to various Articles of the Canada-U.S. Income Tax Convention, 1980 (the “Treaty”) between Canada and the U.S.

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

Capital Gains

Non-residents are subject to Canadian income tax on dispositions of “taxable Canadian property.” Taxable Canadian property includes shares of a publicly traded Canadian corporation if, at any time during the preceding five years, the non-resident and persons with whom the non-resident did not deal at arm’s length owned at least 25% of the issued and outstanding shares of any class of stock.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2005 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan and the 1998 Stock Incentive Plan:

	(A)	(B)	(C)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders[1]	1,903,000	$6.65	2,041,967

_________________________

1These plans consist of: (i) the 1996 Stock Option Plan, (ii) the 1998 Stock Incentive Plan

ITEM 6. Selected Financial Data

The selected financial data set forth below should be read together with “Managements Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. We have derived the statement of operations data for the fiscal years ended March 31, 2003, 2004 and 2005 and the balance sheet data as at March 31, 2004 and 2005 from the audited financial statements included elsewhere in this document. The statement of operations data for the fiscal years ended March 31, 2001 and 2002 and the balance sheet data as at March 31, 2001, 2002 and 2003 were derived from audited financial statements that are not included in this document. Historical results are not necessarily indicative of results to be expected for future periods.

Table of Selected Financial Data1

Year Ended March 31

(Presented under Canadian GAAP)

(Amounts in thousands, except per share data)

	2005	2004	2003	2002	2001
Statement of operations data:
Operating revenue	$6,658	$8,740	$8,560	$9,081	$9,880
Loss from continuing operations[2]	(4,150)	(2,316)	(2,963)	(5,181)	(4,841)
Discontinued operations[3]	-	588	(85)	(57)	(373)
Net loss2 and 4	(4,150)	(1,728)	(3,048)	(5,238)	(5,214)
Loss from continuing operations per share – basic	(.21)	(.12)	(.15)	(.27)	(.29)
Loss from continuing operations per share - diluted	(.21)	(.12)	(.15)	(.27)	(.29)
Net Loss per share – basic	(.21)	(.09)	(.16)	(.27)	(.31)
Net Loss per share – diluted	(.21)	(.09)	(.16)	(.27)	(.31)
Weighted average number of common shares outstanding – basic	20,012	19,606	19,495	19,249	16,769
Weighted average number of common shares outstanding – diluted	20,012	19,606	19,495	19,249	16,769
Balance sheet data:
Current assets	$7,318	$6,713	$4,908	$5,760	$9,659
Total assets[5]	9,070	9,759	11,553	20,919	27,311
Current liabilities	1,204	1,076	1,346	1,952	2,976
Long-term debt, less current portion	23	56	-	89	274

Table of Selected Financial Data1

Year Ended March 31

(Reconciliation As Adjusted for U.S. GAAP)

(Amounts in thousands, except per share data)

	2005	2004	2003	2002	2001
Statement of operations data:
Operating revenue	$6,658	$8,740	$8,560	$9,081	$9,880
Loss from continuing operations[2]	(4,150)	(2,316)	(2,963)	(5,181)	(4,841)
Discontinued operations[3]	-	588	(85)	(57)	(373)
Net loss before cumulative effect of accounting change	(4,150)	(1,728)	(3,048)	(5,238)	(5,214)
Loss from continuing operations per share basis	(.21)	(.12)	(.15)	(.27)	(.29)
Loss from continuing operations per share diluted	(.21)	(.12)	(.15)	(.27)	(.29)
Net loss before cumulative effect of accounting change per share – basic	(.21)	(.09)	(.16)	(.27)	(.31)
Net loss before cumulative effect of accounting change per share – diluted	(.21)	(.09)	(.16)	(.27)	(.31)
Cumulative effect of accounting change	-	-	(6,434)	-	-
Per share – basic	-	-	(.33)	-	-
Per share – diluted	-	-	(.33)	-	-
Net loss2 and 4	(4,150)	(1,728)	(9,482)	(5,238)	(5,214)
Per share – basic	(.21)	(.09)	(.49)	(.27)	(.31)
Per share – diluted	(.21)	(.09)	(.49)	(.27)	(.31)
Weighted average number of common shares outstanding – basic	20,012	19,606	19,495	19,249	16,769
Weighted average number of common shares outstanding – diluted	20,012	19,606	19,495	19,249	16,769
Balance sheet data:
Current assets	$7,318	$6,713	$4,908	$5,760	$9,659
Total assets[5]	9,070	9,759	11,553	20,919	27,311
Current liabilities	1,204	1,076	1,346	1,952	2,976
Long-term debt, less current portion	23	56	-	89	274

1 The financial information set forth in this table for the fiscal years ended March 31, 2001, 2002, 2003, 2004 and 2005 includes our accounts on a consolidated basis. The financial data for the fiscal year ended March 31, 2001 includes the acquisition of Phoenix EPS Inc. and Check Technologies Inc.

2 Loss from continuing operations and net loss for the fiscal years ended March 31, 2005 and 2004 include stock based compensation expenses of approximately $1.5 million and $86,000, respectively, resulting from our adoption of new accounting standards requiring fair value accounting for all stock options issued during the year.

3 During the fiscal year ended March 31, 2004 we sold the Wildwood Estates property for gross proceeds of approximately $2.4 million. The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with our business strategy. The results of these discontinued operations have been reclassified in the statements of operations and deficit and cash flows for the years ended March 31, 2001, 2002, 2003 and 2004,.

4 Under Canadian generally accepted accounting principals (“Canadian GAAP”), goodwill impairment of approximately $6.4 million is recorded as an adjustment to opening retained earnings as of the beginning of the fiscal year ended March 31, 2003, while under U.S. generally accepted accounting principles (“U.S. GAAP”), the impairment is reflected as a cumulative effect of an accounting change and included in net loss for the fiscal year ended March 31, 2003.

5 The total assets for the fiscal year ended March 31, 2003 are reflective of a one-time non-cash charge of approximately $6.4 million to write-off the carrying value of our goodwill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. See Item 8. “Financial Statements.” This information is not necessarily indicative of future operating results. The Consolidated Financial Statements and Notes thereto have been prepared in accordance with Canadian GAAP.

Forward Looking Information

All statements other than statements of historical fact contained herein are forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “estimate,” “intend,” “project,” “potential” or “expect” or similar statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing our services, the volume and total value of transactions processed by merchants utilizing our services, the technological adaptation of electronic check conversion end-users, the renewal of material contracts in our business, our ability to anticipate and respond to technological changes, particularly with respect to financial payments and e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against us, and the cost of protecting our intellectual property. Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of our operations in the future may vary widely due to technological changes, increased competition, new government regulation or intervention in the industry, general economic conditions and other risks described in our filings with the Securities and Exchange Commission. Accordingly, the actual results of our operations in the future may vary widely from the forward-looking statements included herein. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

Due to their interrelated nature, we often bundle check authorization, check processing and check recovery services into combined service packages and market these packages under our LASR( brand name (Live Authorization Settlement and Recovery).

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

When we provide licenses to our intellectual property estate (which includes four U.S. patents describing electronic check processing methods), we typically earn revenue from release fees for potential past infringement and ongoing royalty fees.

We provide our financial payment processing services from our office locations in Scottsdale, Arizona, Wichita, Kansas and Dallas, Texas.

Results of Operations

Fiscal year 2005 compared to Fiscal year 2004

Revenue

Total revenue for fiscal year 2005 was approximately $6.7 million, approximately a 23% decrease over total revenue of approximately $8.7 million for fiscal year 2004. This decrease is partially attributable to a decrease in revenue related to the licensing of our intellectual property estate and partially attributable to a decrease in revenue associated with our electronic check verification and primary check collections business.

Revenue from electronic check verification decreased approximately 23.1% from approximately $1.3 million for fiscal year 2004 to approximately $1.0 million for fiscal year 2005. The decrease is primarily attributable to us no longer providing electronic check verification services to 7-Eleven, formerly our largest customer which was responsible for approximately 30% of revenue from our electronic check verification services for the fiscal year 2004.

Revenue from our primary check collections business decreased approximately 42.9% from approximately $3.5 million for fiscal year 2004 to approximately $2.0 million for fiscal year 2005. The reduction in revenue from our primary check collections business was primarily attributable to us no longer providing check recovery services to 7-Eleven, formerly our largest customer which was responsible for approximately 41.2% of revenue from our primary check collections business for the fiscal year 2004. Revenue from our secondary check collections business increased approximately 22.7% from approximately $2.2 million for fiscal year 2004 to approximately $2.7 million for fiscal year 2005. The increase in revenue from our secondary check collections business was primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

We ceased providing check authorization and recovery services to 7-Eleven, formerly our largest customer, on May 31, 2004. Revenue from 7-Eleven directly attributable to this contract amounted to approximately 23% in fiscal 2004 of our total revenue and represents approximately $1.6 million or approximately 80% of the total decrease in revenue for the fiscal year 2005 versus the fiscal year 2004. We believe that replacement revenue may come from sales of our electronic check verification, recovery and electronic check conversion products and services to existing and new merchant clients, the licensing of our patented technology regarding electronic check processing and royalties from software licensing agreements. Failure to successfully replace some or all of this revenue could have a material adverse effect on our liquidity, capital resources or results of operations.

Revenue from our licensing of certain payment software modules was approximately $105,000 for fiscal year 2005, compared to approximately $95,000 for fiscal year 2004.

Revenue from royalties received from Checkfree pertaining to their marketing of the PEP+ reACH™ product was approximately $267,000 for fiscal year 2005, compared to approximately $455,000 for fiscal year 2004. We believe future royalties are dependent upon the continued successful marketing by Checkfree Corporation of the PEP+ reACH™ product.

We believe that the number of electronic check transactions will continue to increase and believe that such increases will provide continued revenue opportunities for us. According to NACHA, accounts receivable check conversion, referred to by many as ARC, grew 478% last year to over 1.2 billion transactions. We believe that the potential for the ARC market is much larger than current processing levels. Our partnership with Checkfree Corporation and their marketing of the PEP+ reACH( product to banks, financial institutions and other organizations who currently provide paper lockbox services to clients, represents an important growth opportunity for us.

Revenue from licensing our patented intellectual property decreased by approximately $537,000 or approximately 81.7% from approximately $657,000 for fiscal year 2004 to approximately $120,000 for fiscal year 2005. This decrease represents approximately 26.9% of the total decrease in revenue for the fiscal year 2005 versus the fiscal year 2004. We expect that revenue from licensing our intellectual property may fluctuate significantly from year to year and we cannot give any assurance as to the level of licensing revenue that will be realized in future periods.

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

Costs of operations

Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. Costs of operations decreased from approximately $6.5 million in fiscal year 2004 to approximately $5.3 million in fiscal year 2005, a decrease of approximately 18.5%. The decrease was partially attributable to certain cost reductions, including staff reductions, implemented during the third quarter of fiscal 2004 and partially attributable to certain cost reductions associated with us no longer providing check authorization and recovery services to 7-Eleven. For fiscal year 2005, costs of operations as a percentage of revenue increased to approximately 79.1% compared to approximately 74.7% for fiscal year 2004. Costs of operations were approximately $1.5 million in the first quarter, approximately $1.4 million in the second quarter, approximately $1.3 million in the third quarter and approximately $1.1 million in the fourth quarter. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses increased to approximately $4.0 million from approximately $2.6 million for the fiscal year 2005 and 2004, respectively, an increase of approximately $1.4 million or approximately 53.8%. The increase was primarily attributable to an increase in stock-based compensation expense of approximately $1.4 million from approximately $86,000 in fiscal 2004 to approximately $1.5 million in fiscal 2005. In our prior fiscal year 2004, we adopted new accounting standards that require fair value accounting for all stock options issued effective fiscal 2004. The total fair value stock compensation is amortized over the vesting period resulting in a stock-based compensation expense. The increase in sales, general and administrative expenses were also partially attributable to increases in professional fees, including auditing and accounting fees, of approximately $410,000 associated with the continuing compliance with the Sarbanes-Oxley Act of 2002 offset by lower costs associated with the reduction of personnel and reduced general corporate expenses.

Amortization and depreciation

Amortization on intangibles decreased to approximately $147,000 for fiscal year 2005 from approximately $201,000 for fiscal year 2004. The decrease in amortization on intangibles is primarily attributable to the non-compete agreements originating from previous years’ acquisitions becoming fully amortized during the fiscal year 2004. Depreciation expenses relating to our system software and other software decreased to approximately $1.0 million for fiscal year 2005 from approximately $1.4 million for fiscal year 2004. Depreciation expense for capital assets decreased to approximately $263,000 for fiscal year 2005 from approximately $450,000 for fiscal year 2004. The decrease was primarily attributable to certain capital assets, which were acquired through previous years’ acquisitions, becoming fully depreciated during fiscal year 2005.

Other expenses (income)

Other expenses were approximately $4,000 in fiscal year 2005 compared to other income of approximately $22,000 in fiscal year 2004.

Interest income, net

Interest expense increased to approximately $8,000 in fiscal year 2005 compared to approximately $4,000 in fiscal year 2004. Interest income for fiscal year 2005 increased to approximately $90,000 from approximately $45,000 for fiscal year 2004. The increase in interest income was primarily attributed to an increase in interest rates from an average of approximately 0.94% in fiscal year 2004 to approximately 1.74% in fiscal year 2005.

Income Taxes

We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. At this time, we consider it more likely than not that the future tax assets will not be realized through future taxable income. Accordingly, a valuation allowance of 100% has been provided against these future tax assets at March 31, 2005 and 2004.

Loss from continuing operations

Loss from continuing operations was approximately $4.2 million for fiscal year 2005 and approximately $2.3 million for fiscal year 2004. Loss from continuing operations per both basic and diluted shares was approximately ($0.21) for fiscal year 2005, as compared to approximately ($0.12) for fiscal year 2004.

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

Revenue from our licensing of certain payment software modules was approximately $95,000 for fiscal year 2004, compared to approximately $535,000 for fiscal year 2003. The decrease in revenue was primarily attributable to the software license fee we received from Checkfree Corporation in the third quarter of fiscal year 2003 relating to the Checkfree PEP+ reACH™ product – an accounts receivable check conversion product.

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

During the year ended March 31, 2004, we terminated a separate sub-license agreement that had been granted to Global eTelecom Inc. (“Global”) during the year ended March 31, 2003. The remaining balance of approximately $256,000 of the initial sub-license fee paid to us by Global, which had been deferred and was being recognized over the term of the agreement with Global, was recorded as revenue on the date of termination.

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

Costs of operations

Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. Costs of operations decreased from approximately $6.6 million in fiscal year 2003 to approximately $6.5 million in fiscal year 2004, a decrease of approximately 1.5%. The decrease was partially attributable to certain cost reductions, including staff, implemented during the third quarter of fiscal 2004, which we expect to result in a reduction of our cost of operations by approximately $800,000 per year. For fiscal year 2004, costs of operations as a percentage of revenue decreased to approximately 74.7% compared to approximately 76.7% for fiscal year 2003. Costs of operations were approximately $1.8 million in the first quarter, approximately $1.7 million in the second quarter, and approximately $1.5 million in the third quarter and fourth quarter, respectively. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses were approximately $2.6 million in fiscal year 2004 and approximately $2.5 million in fiscal year 2003. For fiscal year 2004, sales, general and administrative expenses as a percentage of revenue were approximately 29.5% compared to approximately 29.1% for fiscal year 2003.

Amortization and depreciation

Amortization on intangibles decreased to approximately $201,000 for fiscal year 2004 from approximately $272,000 for fiscal year 2003. The decrease in amortization on intangibles is primarily attributable to the non-compete agreements originating from previous years’ acquisitions becoming fully amortized during the fiscal year 2004. Depreciation expenses relating to our system software and other software decreased to approximately $1.4 million for fiscal year 2004 from approximately $1.5 million for fiscal year 2003. Depreciation expense for capital assets decreased to approximately $450,000 for fiscal year 2004 from approximately $573,000 for fiscal year 2003. The decrease was primarily attributable to certain capital assets, which were acquired through previous years’ acquisitions, becoming fully depreciated during fiscal year 2004.

Other expenses (income)

In fiscal year 2004, we had other income of approximately $22,000 compared to other expenses of approximately $36,000 in fiscal year 2003. Other income was attributed to the removal of unsupported outstanding trade receivables and payables. Other expenses in fiscal 2003 were mainly attributed to foreign exchange losses from cash and cash equivalents held in Canadian currency.

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

Discontinued operations

During the year ended March 31, 2004, we sold our Wildwood Estates property, previously reported in a separate business segment, for total gross proceeds of approximately $2.4 million cash. We recorded net profit of approximately $588,000, which was primarily attributed to a net gain of approximately $625,000 from the sale of real property and capital assets offset by a net loss of approximately $37,000 from discontinued operations. The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment that was no longer consistent with our business strategy.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $6.1 million in working capital as of March 31, 2005 compared to $5.6 million in working capital as of March 31, 2004. The increase in working capital was attributable to cash flows provided by financing activities of continuing operations of approximately $1.8 million and cash provided by investing activities of continuing operations of approximately $60,000 offset by cash used in operating activities of continuing operations of approximately $778,000. Cash flows used in operating activities of continuing operations increased approximately $246,000 from approximately $532,000 for fiscal year 2004 to approximately $778,000 for fiscal year 2005. The increase in cash flows used in operating activities of continuing operations was primarily attributable to an increase in loss from continuing operations of approximately $1.8 million, offset by an increase in non-cash stock-based compensation expense of approximately $1.4 million. Cash provided by investing activities of continuing operations was approximately $60,000 for fiscal year 2005 as compared to cash used in investing activities of continuing operations of approximately $327,000 for fiscal year 2004. The increase in cash provided by investing activities of continuing operations during fiscal year 2005 was primarily attributable to a maturity of a short term investment of approximately $184,000 offset by capital asset expenditures of approximately $105,000. Cash provided by financing activities of continuing operations was approximately $1.8 million for fiscal year 2005 as compared to approximately $198,000 for fiscal year 2004. The increase in cash provided by financing activities of continuing operations is primarily due to the increase in proceeds from exercise of options of our common stock in fiscal year 2005 as compared to fiscal year 2004.

We anticipate the continued use of cash flows from operating activities of continuing operations in fiscal 2006. Intellectual property litigation can be expensive and we anticipate spending substantial funds in the enforcement of our intellectual property which may include instituting actions against other entities who we believe are infringing our intellectual property. We believe that existing cash and cash equivalent balances should satisfy our working capital and capital expenditure requirements in fiscal 2006.

In light of our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor, our long-term plans may include the potential to strategically acquire complementary businesses, products or technologies and may also include instituting actions against other entities who we believe are infringing our intellectual property. We believe that existing cash and cash equivalent balances and potential cash flows from operations should satisfy our long-term cash requirements, however, we may elect to raise additional funds for these purposes, either through equity or debt financing, as appropriate. There can be no assurance that such financing would be available on acceptable terms, if at all.

Contingencies

During fiscal 2005, we filed suit in the U.S. District court for the District of Delaware against four companies who provide equipment, systems and services that convert paper checks presented at the point-of-sale into electronic transactions. In the suit, we are alleging that Telecheck Services Inc., Electronic Clearing House Inc., Xpresschex, Inc. and NOVA Information Systems Inc. infringe U.S. Patent Nos. 5,484,988; 6,164,528; and 6,283,366. We are seeking damages, injunctive and other relief for the alleged willful infringement of these patents. The suit is scheduled for trial on April 17, 2006.

While we intend to continue vigorously prosecuting this suit (and intend to aggressively pursue claims against other companies who provide products and services that we believe infringe on our intellectual property), no assurances can be made that we will be successful in this suit or any other claims that we may pursue. In addition, the cost of prosecuting a claim of infringement against other companies may be substantial and there can be no assurance that we will have the resources necessary to successfully prosecute a patent infringement claim. The expense we incur in prosecuting patent litigation could have a material adverse effect on our liquidity, capital resources or results of operations.

Contractual Obligations

In fiscal year 2005, we entered into a two year financing arrangement with De Lage Financial Services Canada Inc. for funding a two year software enhancement renewal fee. In our prior fiscal year 2004, we entered into a three year lease agreement with IBM Credit Corporation to finance an equipment purchase.

The following table summarizes our significant contractual obligations and commitments as of March 31, 2005 (in thousands):

	Payments due by:
	Total	Less than 1 year	1 to 3 years	4 to 5 years
Long-Term Debt Obligations	$ 12	$ 9	$ 3	$ -
Capital Lease Obligations	60	39	21	-
Operating Lease Obligations	438	240	198	-
Purchase Obligations	280	104	176	-
Total	$ 790	$ 392	$ 398	$ -

Critical Accounting Policies and Estimates

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

Revenue Recognition

Transaction processing and service fees are recognized in the period these services are performed. These services consist of processing our clients’ electronic check authorization and conversion transactions. These fees are charged on a per transactions basis and depend upon the contractual agreement with the client.

Check recovery fees are recognized in the period when cash is received for the services performed. These services typically consist of recovering the face amount of the original transaction and a service or collection fee. We are typically paid the service fee only when we are successful in the recovery of the face amount of the original transaction on behalf of our client.

In cases where our clients are of sufficient size and possess the technical capability to process transactions on their own, we license certain elements of our modules of our electronic payment processing software. We are typically paid either a fixed license fee that is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” or in some cases a fee per transaction processed by the client whereupon revenue is recognized at the time the transactions are processed, provided the fee is fixed and determinable and collectability is reasonably assured.

License fees regarding the licensing of the technology embodied within our four U.S. patents regarding electronic check processing are recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition” (“SAB 101”) and further guidance provided by the Canadian Institute of Chartered Accountants (“CICA”) Emerging Issues Committee (“EIC”) abstract-142 (“EIC

142”) and Emerging Issues Task Force (“EITF”) issue 00-21; “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). In some instances, our licensees have paid an up-front fee to obtain a license, and in such cases the up-front fee is treated as deferred revenue and is recognized over the life of the agreement. In other cases, our licensees have paid a fee for a release regarding potential past infringements of our four U.S. patents and, in such cases, the fee is recognized as revenue when the release is granted and the amount is reasonably determinable. Running royalties earned from electronic check transactions processed by the licensee are recognized on a monthly basis.

Valuation of Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of our other long-lived assets, primarily our patents and our transactions processing software, equipment and other intangible assets, may warrant revision or may not be recoverable. When there are indications that such assets should be evaluated for possible impairment, we perform an impairment test in accordance with CICA Section 3063 and SFAS No. 144: “Accounting for the Impairment or Disposal of Long-Lived Assets”. In the opinion of management, our long-lived assets are appropriately valued as of March 31, 2005 and 2004.

Stock Based Compensation

We issue stock options to our employees and directors under the terms of our 1996 Stock Option Plan and our 1998 Stock Incentive Plan. Canadian GAAP previously provided two alternative methods of accounting for stock options under the terms and conditions we typically issue such options. Alternative one is to estimate the fair value of the stock option on the date of grant and recognize that value as an expense to operations over the stock option’s vesting period (“Alternative One”). Alternative two is to estimate the fair value of the stock option on the date of grant but only reflect the impact in a pro-forma disclosure setting forth compensation expense as if the fair value method was used in the Corporation’s financial statements and forego adjusting the consolidated statements of operations (“Alternative Two”). During the fiscal year 2004, CICA released revised transitional provisions for voluntary adoption of Alternative One. These provisions permit a prospective application of the Alternative One recognition provisions to accounting for stock options not previously accounted for at fair value, provided we elect to apply the Alternative One method to those stock options granted starting for our fiscal year 2004. We adopted these transitional provisions during our fiscal year 2004 and, therefore, stock options granted during the fiscal years 2004 and 2005 have been recognized under Alternative One and presented as stock based compensation expense in our consolidated statements of operations. Stock options granted in previous fiscal years have continued to be accounted for under the Alternative Two method with stock based compensation expense reflected in a pro-forma disclosure. Stock options granted in future fiscal years will be accounted for under the Alternative One method with stock based compensation recognized as an expense to operations over the stock options’ vesting period.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as such term is defined in Item 303 (a) (4) of Regulation S-K.

Summary Quarterly Financial Data (Unaudited)

The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2005 and March 31, 2004 (in thousands, except share data):

		Year Ended March 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$2,094	$1,591	$1,450	$1,523
Net loss	(1,360)	(863)	(943)	(984)
Basic net loss per common share	(.07)	(.04)	(.05)	(.05)
Diluted net loss per common share	(.07)	(.04)	(.05)	(.05)
		Year Ended March 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$1,897	$1,773	$2,376	$2,694
Loss from continuing operations	(1,057)	(1,108)	(233)	82
Discontinued operations	599	(11)	-	-
Net loss	(458)	(1,119)	(233)	82
Basic loss from continuing operations per common share	(.05)	(.06)	(.01)	-
Diluted loss from continuing operations per common share	(.05)	(.06)	(.01)	-
Basic net loss per common share	(.02)	(.06)	(.01)	-
Diluted net loss per common share	(.02)	(.06)	(.01)	-

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2005, our marketable securities were recorded at a fair value of approximately $3.9 million, with an overall weighted average return of 2.36% and an overall weighted average life of less than three months. Our marketable securities have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (9% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2005. The fair value of our debt approximates its carrying value. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Information concerning our change in accountants was disclosed in our current report on Form 8-K dated July 9, 2004 and filed on July 13, 2004.

ITEM 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, solely due to the material weaknesses related to internal controls, described below under the heading "Management's Report on Internal Control Over Financial Reporting", our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles ("GAAP"). It includes policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management, along with the assistance of a third party independent public accounting firm, assessed the effectiveness of our internal controls over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We undertook significant efforts in fiscal 2005 to establish a framework to improve internal controls over financial reporting. We committed considerable resources, which included the engagement of a third party independent public accounting firm, to design, implement, document and test our internal controls. In performing the assessment, our management believes that these efforts have improved our internal controls over financial reporting, however, management has identified one material weakness in internal control over financial reporting existing as of March 31, 2005. Management determined that our access controls over our financial application system did not operate to segregate incompatible duties. This lack of segregation was not compensated effectively with other compensating, detective controls. This deficiency was evaluated as representing a more than remote likelihood that a misstatement that is more than inconsequential, but less than material, could occur. The control deficiency could result in a misstatement to the financial statement accounts, resulting in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected by our internal control over financial reporting. As a result, our management concluded that a material weakness exists and thus were not able to conclude that our internal control over financial reporting was effective as of the end of the period covered by our Annual Report on Form 10-K. However, this weakness in our internal control over financial reporting did not result in any adjustments nor did it result in any material misstatement of our 2005 annual or interim consolidated financial statements.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Grant Thornton, LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included elsewhere herein.

Remediation Steps to Address the Material Weakness

We are confident that, as of the date of this filing (on or about June 14, 2005), we have fully remediated the material weakness in our internal control over financial reporting. We implemented changes to our access controls over our financial application system to appropriately segregate incompatible duties. These changes included the removal of certain rights in our financial application system to certain senior level personnel within the finance and accounting department.

In connection with this Form 10-K, under the direction of our Chief Executive Officer and Chief Accounting Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by management, including the Chief Executive Officer and the Chief Accounting Officer, there were no changes in our internal controls during the fourth quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of LML Payment Systems Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (included in Item 9a of the Form 10-K) that LML Payment Systems Inc. (“the Corporation”) did not maintain effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as a result of the ineffective segregation of duties enforced by access controls over the Corporation’s financial application system. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management's assessment. The Corporation had ineffective segregation of duties enforced by access controls over the financial application system.  This material weakness could result in a material misstatement of annual and interim financial statements that would not be prevented or detected, in the normal course of operations. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated June 3, 2005 (except as to Note 14 which is as at June 7, 2005) on those financial statements.

In our opinion, management's assessment that LML Payment Systems Inc. and subsidiaries did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, LML Payment Systems Inc. and subsidiaries have not maintained effective internal control over financial reporting as of March 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LML Payment Systems Inc. and subsidiaries as of March 31, 2005 and the consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and our report dated June 3, 2005 (except as to Note 14 which is as at June 7, 2005) expresses an unqualified opinion on those financial statements.

Vancouver, Canada	/s/ Grant Thornton LLP

June 3, 2005	Chartered Accountants

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information on our directors, executive officers, and audit committee, compliance with Section 16(a) of the Exchange Act and our code of ethics applicable to our Chief Executive Officer and Chief Accounting Officer is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Security Matters

Information on the securities ownership of certain beneficial owners and our management is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference. Information required by Item 201 (d) of Regulation S-K is set forth under Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters”.

ITEM 13. Certain Relationships and Related Transactions

Information on certain relationships and related transactions is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

Page

Grant Thornton LLP, Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements................................................................................................

F-1

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements....................................................................................................

F-2
Consolidated Balance Sheets at March 31, 2005 and 2004....................................................	F-3

Consolidated Statements of Operations for each of the three years ended March 31, 2005, 2004 and 2003.....................................................................................................................

F-4

Consolidated Statements of Shareholders' Equity for each of the three years ended March 31, 2005, 2004 and 2003...................................................................................................

F-5

Consolidated Statements of Cash Flows for each of the three years ended March 31, 2005, 2004 and 2003.........................................................................................................

F-6
Notes to Consolidated Financial Statements	F-7

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits:

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

21	Subsidiaries of LML (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the period ended March 31, 2001 of LML (File No. 0-13959)).

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Grant Thornton LLP

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Accounting Officer.

_______

* filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By:	/s/ Patrick H. Gaines

Patrick H. Gaines,

Chairman of the Board, Chief Executive Officer, and President

Date: June 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

Signature	Title	Date
/s/ Patrick H. Gaines Patrick H. Gaines	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	June 14, 2005
/s/ Richard R. Schulz Richard R. Schulz	Controller (Principal Financial and Accounting Officer)	June 14, 2005
/s/ Gregory A. MacRae Gregory A. MacRae	Director	June 14, 2005
/s/ L. William Seidman L. William Seidman	Director	June 14, 2005
/s/ Jacqueline Pace Jacqueline Pace	Director	June 14, 2005
/s/ Robin B. Martin Robin B. Martin	Director	June 14, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders

LML Payment Systems Inc.

We have audited the accompanying consolidated balance sheet of LML Payment Systems Inc. and subsidiaries as of March 31, 2005 and the consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems Inc. and subsidiaries as of March 31, 2005 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting practices.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LML Payment Systems Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 3, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on internal control effectiveness as a result of the ineffective segregation of duties enforced by access controls over the Corporation’s financial application system.

Vancouver, Canada	/s/ Grant Thornton LLP

June 3, 2005 (except as to Note 14 which is as at June 7, 2005)	Chartered Accountants

Report of the Independent Registered Public Accounting Firm

To the Shareholders of

LML Payment Systems Inc.

We have audited the consolidated balance sheet of LML Payment Systems Inc. as at March 31, 2004, and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended March 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of LML Payment Systems Inc. as at March 31, 2004, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2004 in accordance with Canadian generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, during the year ended March 31, 2004, the Corporation changed its method of accounting for stock-based compensation and during the year ended March 31, 2003, the Corporation changed its method of accounting for goodwill.

Vancouver, Canada	/s/ ERNST & YOUNG LLP
June 8, 2004	Chartered Accountants

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	March 31
	2005 $	2004 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents	6,061,821	4,981,343
Short term investments Restricted cash (Note 4(a))	- 250,000	183,561 300,000
Accounts receivable, less allowances of $31,155 and $109,916, respectively	508,625	784,617
Prepaid expenses	497,413	463,487
Total current assets	7,317,859	6,713,008
CAPITAL ASSETS (Notes 6 and 8)	508,981	1,673,985
PATENTS (Note 7)	1,202,188	1,317,141
OTHER ASSETS	41,055	55,103
Total assets	9,070,083	9,759,237

LIABILITIES
CURRENT LIABILITIES
Accounts payable	620,006	482,224
Accrued liabilities	292,292	331,043
Current portion of long-term debt (Note 8)	48,323	37,434
Current portion of deferred revenue	243,667	225,729
Total current liabilities	1,204,288	1,076,430
LONG TERM DEBT (Note 8)	23,469	56,150

Total liabilities	1,227,757	1,132,580
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 9) Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding Common shares, no par value, 100,000,000 shares authorized, 20,145,594 and 19,659,851 issued and outstanding, respectively	32,476,693	30,656,471
CONTRIBUTED SURPLUS (Note 3(a))	1,631,471	85,918
DEFICIT	(26,265,838)	(22,115,732)
Total shareholders’ equity	7,842,326	8,626,657
Total liabilities and shareholders’ equity	9,070,083	9,759,237

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. Dollars, except share data)

Years ended March 31,
	2005 $	2004 $	2003 $
REVENUE	6,658,103	8,740,230	8,560,092
COSTS AND EXPENSES
Cost of operations	5,339,080	6,465,747	6,628,085
Sales, general and administrative expenses (includes stock-based compensation expense of $1,485,475 (2004-$85,918; 2003-$Nil))	4,049,430	2,574,874	2,520,125
Amortization and depreciation	1,415,712	2,061,781	2,373,166
Other expenses (income)	3,681	(22,147)	35,785

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST INCOME AND INCOME TAXES	(4,149,800)	(2,340,025)	(2,997,069)

Interest income, net	81,730	40,604	53,202

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,068,070)	(2,299,421)	(2,943,867)

Income taxes (Note 12)	82,036	16,800	19,595

LOSS FROM CONTINUING OPERATIONS	(4,150,106)	(2,316,221)	(2,963,462)
Discontinued operations (Note 5)	-	588,109	(84,623)
NET LOSS	(4,150,106)	(1,728,112)	(3,048,085)

LOSS PER SHARE, basic and diluted
Loss from continuing operations	(0.21)	(0.12)	(0.15)
Discontinued operations	-	0.03	(0.01)
Net loss	(0.21)	(0.09)	(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted (Note 9(c))	20,012,286	19,605,948	19,495,334

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In U.S. Dollars)

	Common Stock	Amount $	Contributed Surplus $	Deficit $	Total $

Balance as at March 31, 2002	19,447,561	29,783,736	-	(10,905,949)	18,877,787

Exercise of stock options	145,500	566,825	-	-	566,825
Net loss	-	-	-	(3,048,085)	(3,048,085)
Change in accounting policy (Note 3(b))	-	-	-	(6,433,586)	(6,433,586)
Balance as at March 31, 2003	19,593,061	30,350,561	-	(20,387,620)	9,962,941

Exercise of stock options	66,790	305,910	-	-	305,910
Stock-based compensation (Note 3(a))	-		85,918	-	85,918
Net loss	-	-	-	(1,728,112)	(1,728,112)

Balance as at March 31, 2004	19,659,851	30,656,471	85,918	(22,115,732)	8,626,657

Exercise of stock options	485,743	1,820,222	-	-	1,820,222
Stock-based compensation (Note 3(a))	-	-	1,485,475	-	1,485,475
Stock-based compensation – future income taxes	-	-	60,078	-	60,078
Net loss	-	-	-	(4,150,106)	(4,150,106)
Balance as at March 31, 2005	20,145,594	32,476,693	1,631,471	(26,265,838)	7,842,326

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

		Years ended March 31,
	2005 $	2004 $	2003 $
OPERATING ACTIVITIES:
Loss from continuing operations	(4,150,106)	(2,316,221)	(2,963,462)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Provisions for losses on accounts receivable	24,034	36,369	-
Amortization and depreciation	1,415,712	2,061,781	2,373,166
Stock-based compensation	1,485,475	85,918	-
Stock-based compensation – future income taxes	60,078	-	-
Other	(33,669)	45,107	-
Changes in operating assets and liabilities
Restricted cash	50,000	-	(50,000)
Accounts receivable	271,980	(309,624)	(247,807)
Prepaid expenses	(33,926)	61,689	53,225
Accounts payable and accrued liabilities	100,832	(107,037)	(487,289)
Other assets	14,048	205,820	28,040
Deferred revenue	17,938	(295,548)	366,339
Net cash used in operating activities of continuing operations	(777,604)	(531,746)	(927,788)

INVESTING ACTIVITIES:
Short term investments	183,561	(183,561)	-
Purchase of Check Technologies, net of cash acquired	-	-	(50,000)
Proceeds from disposal of capital assets	12,606	-	-
Capital asset expenditures	(104,836)	(136,059)	(268,866)
Patents	(31,679)	(7,306)	(11,161)
Net cash provided by (used in) investing activities of continuing operations	59,652	(326,926)	(330,027)

FINANCING ACTIVITIES:
Payments on capital leases	(34,028)	(107,826)	(269,108)
Payments on long-term borrowing	(10,399)	-	-
Proceeds from long-term borrowing	22,635	-	-
Proceeds from exercise of stock options	1,820,222	305,910	566,825
Net cash provided by financing activities of continuing operations	1,798,430	198,084	297,717

Net cash provided by (used in) continuing operations	1,080,478	(660,588)	(960,098)
Net cash provided by (used in) discontinued operations (Note 5)	-	2,158,241	(138,516)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,080,478	1,497,653	(1,098,614)
Cash and cash equivalents, beginning of year	4,981,343	3,483,690	4,582,304
Cash and cash equivalents, end of year	6,061,821	4,981,343	3,483,690
Supplemental disclosure of cash flow information: Interest paid Taxes paid	8,346 21,958	4,111 16,800	22,903 19,595

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

1.	NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2(a), is a financial payment processor providing check processing solutions including electronic check authorization, electronic check conversion (ECC) and primary and secondary check collection including electronic check re-presentment (RCK) to retailers in the United States (U.S.). The Corporation also provides selective routing of debit, credit and electronic benefit transfer (EBT) transactions to third party processors and banks in the U.S. for authorization and settlement.

The Corporation’s intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,354,491, No. 6,283,366, No. 6,164,528 and No. 5,484,988, which describe electronic check processing methods.

Through its subsidiary LHTW Properties Inc. ("LHTW"), the Corporation owned and operated Wildwood Estates, a 332-acre residential community in Wildwood, Florida. Operations included the sale of manufactured homes and lots. In exchange for monthly maintenance fees, the Corporation provided the resident community with certain amenities and services commonly associated with similar developments. During the fiscal year ended March 31, 2004, the Corporation, through its subsidiary LHTW Properties Inc., sold its real property located in Wildwood Florida.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). Except as disclosed in Note 15, these principles do not differ materially from U.S. generally accepted accounting principles (“U.S. GAAP”).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA

Legacy Promotions Inc.

UNITED STATES

LHTW Properties Inc.

LML Corp.

LML Patent Corp.

LML Payment Systems Corp.

Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation.

The consolidated financial statements as at March 31, 2004, and for the years ended March 31, 2004 and 2003, were reported on by another firm of chartered accountants who expressed an opinion without reservation on those statements in their report dated June 8, 2004.

(b)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to, among others, the allowance for doubtful accounts, determination of impairment of assets, useful lives for depreciation and amortization and income taxes. Actual results could differ from those estimates.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
	(c)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid debt instruments purchased with a maturity of three months or less.

(d)	Short Term Investments

Short Term Investments, which consist of financial instruments purchased with an original maturity of greater than three months and less than one year are recorded at the lower of cost and market.

(e)	Accounts Receivable

Accounts receivable are stated net of allowances for uncollectible accounts. Management develops the estimate of the allowance based on the Corporation’s experience with specific customers, its understanding of their current economic circumstances and its own judgment as to the likelihood of their ultimate payment. Management also considers the Corporation’s collection experience with the balance of its receivables portfolio and makes estimates regarding collectability based on trends in aging.

(f)	Capital Assets

Capital assets are recorded at cost less accumulated depreciation. A straight-line method is used to depreciate the life of assets as follows:

Computer equipment	3 – 5 years
Computer software	3 – 5 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of the life of the lease or the useful life of the leasehold improvement
Office equipment	5 years
System and software	5 years
Vehicles	4 years
Website & trademarks	5 years

(g)	Patents

Patent costs are amortized using the straight-line method over the remaining life of the patents since acquisition in 1998, which approximated 15 years at that time.

(h)	Goodwill

Goodwill represented the excess of the purchase price of an acquired enterprise over the fair values of the identifiable assets acquired and liabilities assumed. For goodwill recognized prior to April 1, 2002, amortization was calculated using the straight-line method over 10 years. Effective April 1, 2002, goodwill is no longer subject to amortization but is subject to an annual review for impairment, as described more fully in Note 2(i).

(i)	Long-lived Assets

Capital assets, real property, goodwill and patents are reviewed for impairment when events indicate their carrying amount may not be recoverable from undiscounted cash flows estimated to be earned from future operations. An impairment charge, if any, is recorded in the statement of operations based on the difference in the asset’s book value and its fair value.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Revenue Recognition

Revenue consists primarily of transaction charges from the Corporation’s primary and secondary check collection business, including electronic check re-presentment, electronic check authorization and electronic check conversion business, software license sales, royalty fees and maintenance fees. Revenue is recognized in accordance with Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3400, “Revenue” (“CICA 3400”) and with the corresponding U.S. guidance, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition"(“SAB 101”), as amended by SAB 104.

Revenue from the Corporation’s electronic check authorization and electronic check conversion business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with the Corporation’s primary and secondary check collection business, including electronic check re-presentment, are contingent on successful recovery; accordingly, revenue is recognized as cash is received.

In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, as amended by SOP 98-9, “Software Revenue Recognition,” the Corporation recognizes software license revenue when all of the following criteria are met: execution of a written agreement; delivery has occurred; the fee is fixed and determinable; collectibility of the proceeds is probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements, including post contract customer support. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, the price established by authorized management or a substantive renewal rate for post-contract customer support. If the Corporation does not have sufficient evidence of the fair value of undelivered elements, revenue is recognized ratably over the support period when the only undelivered element is post-contract customer support. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue.

In accordance with SAB 101 and further guidance provided by CICA’s Emerging Issues Committee (“EIC”) abstract 142 (“EIC 142”), the Corporation, with respect to the licensing of its intellectual property estate (which includes four U.S. patents describing electronic check processing methods), accounts for revenue received from each deliverable as a separate unit of accounting using the residual method. Revenue is recognized for each deliverable when all significant performance conditions required to earn the revenue have been met and when the amount is reasonably determinable.

Maintenance fees from the management of the real property and from the maintenance of the common areas are recognized straight line over the service period.

(k)	Income Taxes

The liability method is used in accounting for income taxes. Under this method, income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and measured using the substantially enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided against net deferred tax assets when it is more likely than not those assets may not be realized.

(l)	Loss Per Common Share

Basic loss per common share is calculated based on net loss divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes the dilutive effect of stock options granted using the treasury stock method.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Stock-based Compensation Plans

The Corporation has two stock-based compensation plans, described more fully in Note 10. Prior to the fiscal year beginning April 1, 2003, the Corporation did not recognize any stock-based compensation expense. Rather, the Corporation provided pro-forma disclosures setting forth compensation expense determined as if the fair value method had been used. Effective April 1, 2003, the Corporation adopted the fair value accounting provisions of CICA Handbook Section 3870 “Stock-based compensation and other stock-based payments” (“CICA 3870”) which corresponds to the fair value recognition provisions under the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”) for all stock-based compensation granted after April 1, 2003 (see note 3(a)). Under this method, the fair value of the stock options at the date of grant is recognized as a charge to the Consolidated Statement of Operations and is amortized over the vesting period with the offsetting credit to contributed surplus. Upon the exercise of these options, any amounts originally credited to contributed surplus are or will be credited to capital stock.

Any consideration paid by directors, officers and employees on the exercise of stock options or purchase of stock is credited to share capital.

(n)	Foreign Exchange

The functional currency of the Corporation is the U.S. dollar. The Corporation follows the temporal method of accounting for the translation of foreign currency amounts into U.S. dollars. Under this method, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date. Revenue and expense items are translated at average exchange rates prevailing during the year. Foreign exchange gains or losses that have been immaterial for fiscal 2005, 2004 and 2003 are reflected in the results of operations.

(o)	Financial Instruments

The Corporation’s financial instruments consist of cash and cash equivalents, short term investments, accounts receivable, accounts payable, and long-term debt, the fair values of which approximate their carrying values due to their short term nature. From time to time the Corporation purchases short-term investments including commercial paper. The principal objective of the Corporation’s investment activities is to provide maximum levels of interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation.

3.	CHANGE IN ACCOUNTING POLICIES

(a)	Stock-based Compensation

As described in Note 2(m), effective April 1, 2003, the Corporation prospectively early adopted CICA 3870 which corresponds to SFAS 123, as amended by SFAS 148, which requires fair value accounting for all stock options issued during the year. Prior to the adoption of the new accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

3.	CHANGE IN ACCOUNTING POLICIES (Continued)

The 635,000 stock options granted in the fiscal year ended March 31, 2005 (see Note 10), have a weighted average fair value of a range from a low of $3.07 to a high of $4.44. The total fair value stock compensation is amortized over the vesting period resulting in a stock compensation expense of $1,485,475 for the fiscal year ended March 31, 2005 (2004 - $85,918). The fair value for the 2005 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate of 4.07% for 560,000 of the stock option grants and 4.35% for 75,000 of the stock option grants;

Expected volatility of 78.9% to 79.6%;

Expected life of the 560,000 stock option grants of 4 years and 6 years for the 75,000 stock option grants.

No dividend yields.

The 40,000 stock options granted in the fiscal year ended March 31, 2004 have a weighted average fair value of $3.50. The total fair value stock compensation is amortized over the vesting period resulting in a stock compensation expense of $85,918 for the fiscal year ended March 31, 2004. The fair value for the 2004 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate of 4%;

Expected volatility of 107%;

Expected life of the stock options of 4 years.

No dividend yields.

The pro-forma disclosure below relates to stock options granted prior to April 1, 2003, which have vested in the periods presented below. The weighted average fair value of stock options granted in the fiscal year ended March 31, 2003 was $3.63 per option respectively.

	2005 $	2004 $	2003 $

Net loss, as reported	(4,150,106)	(1,728,112)	(3,048,085)

Add: Stock-based compensation expense included in reported net loss, including related tax effects	1,545,553	85,918	-

Less: Total stock-based compensation expense determined under fair value method for all awards, including related tax effects	(2,304,799)	(2,009,494)	(4,798,297)

Pro forma net loss:	(4,909,352)	(3,651,688)	(7,846,382)

Basic and diluted loss per common share:
As reported	(0.21)	(0.09)	(0.16)
Pro forma	(0.25)	(0.19)	(0.40)

3.	CHANGE IN ACCOUNTING POLICIES (Continued)

The fair value of stock options granted are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the fiscal year ended March 31, 2003:

Risk free interest rate of 4%;

Expected volatility of 104%;

Expected life of the stock options of 4 years;

No dividend yields.

(b)	Goodwill

CICA Handbook Section 3062, “Goodwill and Other Intangible Assets” (“CICA 3062”) and FASB’s SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) became effective for fiscal years beginning on or after January 1, 2002. CICA 3062 and SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, the Corporation’s amortization of goodwill, including goodwill recorded in past business combinations, and amortization of intangibles with an indefinite life, ceased upon adoption of CICA 3062 and SFAS 142. For any corporate acquisitions completed since June 30, 2001, goodwill and intangible assets with an indefinite life are not amortized. The Corporation has not completed any corporate acquisitions since June 30, 2001.

The Corporation has adopted the provisions of CICA 3062 and SFAS 142 effective April 1, 2002, which required the Corporation to perform the first of the CICA 3062 and SFAS 142 impairment tests before the end of the second quarter of fiscal 2003. Under CICA 3062 and SFAS 142, goodwill impairment is deemed to exist if the carrying amount of goodwill exceeds its implied fair value. This methodology differs from the Corporation’s previous policy, as permitted under accounting standards existing at that time, of evaluating impairment of goodwill by comparing book value versus market value of the Corporation at an enterprise level. During the second quarter of fiscal 2003, the Corporation completed its first fair value based impairment tests and recorded a non-cash charge of approximately $6.4 million to write-off the carrying value of its goodwill. Such charge is non-operational in nature and is recognized as the effect of a change in accounting policy and recorded as an adjustment to the opening deficit balance as of the beginning of the 2003 fiscal year under CICA 3062.

4.	FINANCIAL INSTRUMENTS

(a)	Restricted Cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (2004-$250,000) against charge back losses.

Under the terms of the corporate credit card agreement, the Corporation had initially established an irrevocable standby letter of credit in favor of Citicorp Diners Club Inc. for $50,000. During the fiscal year ended March 31, 2005, the Corporation received a release to the irrevocable standby letter of credit from Citicorp Diners Club Inc.

(b)	Concentrations of Credit Risk

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

During the fiscal year ended March 31, 2005, revenue from the Corporation’s largest customer amounted to approximately 21% of total revenue (2004-13%; 2003–11%). The amount of actual revenue from this customer amounted to approximately $1,390,162 (2004-$1,146,219; 2003-$973,930). The Corporation may be economically dependent on revenue from this customer.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

4.	FINANCIAL INSTRUMENTS (Continued)

On March 31, 2004, the Corporation’s largest customer notified the Corporation that its contract would not be extended and, therefore, the Corporation ceased providing services to this customer on May 31, 2004. The customer accounted for approximately 6% of total revenue for the fiscal year ended March 31, 2005 (2004 – 23%; 2003-22%). The amount of actual revenue from this customer amounted to approximately $410,447 (2004-$2,046,250; 2003-$1,955,957).

5.	DISCONTINUED OPERATIONS

On June 18, 2003 the Corporation, through its subsidiary LHTW Properties Inc., sold its real property located in Wildwood, Florida. The decision to discontinue operations of this business segment, previously reported under the Residential Real Estate Operations segment, resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with the Corporation’s business strategy. The Corporation received gross proceeds of $2.4 million, less selling costs of $185,113, for net proceeds of $2,214,887. The Corporation has recorded a gain on the sale of $625,042 for the fiscal year ended March 31, 2004. There are no expected tax consequences to the Corporation as there are previously existing non-capital losses which the Corporation can apply this gain against. The results of these discontinued operations have been reclassified in the statements of operations and cash flows for the years ended March 31, 2005, 2004 and 2003. The results of operations of the discontinued operations are as follows:

Consolidated Statements of Operations
	2005 $	2004 $	2003 $
Revenue	-	35,662	213,403
Net loss from discontinued operations	-	(36,933)	(84,623)
Net gain from sale of property (a)	-	625,042	-
Discontinued operations	-	588,109	(84,623)

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

5.	DISCONTINUED OPERATIONS (Continued)

(a) Assets included as part of the disposal group:
Real Property - Held for sale	June 18, 2003

Land held for resale	584,672
Common area land	803,554
Common area building	227,125
Total cost	1,615,351
Less: accumulated depreciation	36,846
Net book value	1,578,505
Capital assets: Computer equipment	2,056
Furniture and fixtures	37,407
Total cost	39,463
Less: accumulated depreciation	28,123
Net book value	11,340

Total net book value	1,589,845
Net proceeds from sale of property	2,214,887
Net gain from sale of property	625,042

Consolidated Statements of Cash Flows
Cash flows provided by (used in) discontinued operations	2005 $	2004 $ $	2003 $
Operating activities	-	(56,646)	(130,049)
Investing activities	-	2,214,887	(8,467)

Net cash provided by (used in) discontinued operations	-	2,158,241	(138,516)

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

6.	CAPITAL ASSETS

	Cost	Accumulated Amortization and Depreciation	Net Book Value 2005 $	Net Book Value 2004
Computer equipment	1,259,308	1,077,500	181,808	336,248
Computer software	1,004,167	956,900	47,267	57,961
Furniture and fixtures	288,692	288,178	514	630
Leasehold improvements	209,874	195,722	14,152	29,109
Office equipment	578,017	546,356	31,661	68,002
Vehicles	75,277	61,612	13,665	-
Website & trademarks	36,254	28,525	7,729	14,507
System & software	6,775,841	6,563,656	212,185	1,167,528
Total cost	10,227,430	9,718,449	508,981	1,673,985

Depreciation expense on capital assets totaled $1,269,079 in 2005, $1,831,110 in 2004 and $2,108,009 in 2003. Capital assets include $409,271 of assets that are financed under various capital leases for the years ended March 31, 2005 and 2004, respectively. Accumulated amortization on these assets totals $352,566 and $315,434 for the years ended March 31, 2005 and 2004, respectively. Amortization of capital lease assets is included in depreciation expense.

7.	PATENTS

	2005 $	2004 $
Cost	1,972,815	1,941,137
Less: accumulated amortization	770,627	623,996
Net book value	1,202,188	1,317,141

Amortization expense totaled $146,632 in 2005, $144,436 in 2004 and $145,241 in 2003.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31

2006	$155,121
2007	155,121
2008	155,121
2009	155,121
2010	155,121

8.	LONG TERM DEBT

	2005 $	2004 $
Obligations under capital lease agreement	59,556	93,584
Long-term borrowing	12,236	-
	71,792	93,584
Less current portion	48,323	37,434
	23,469	56,150

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

8.	LONG TERM DEBT (Continued)

In October 2003, the Corporation entered into a lease agreement with IBM Credit Corporation to finance an equipment purchase of $111,394. Lease payments are due on the last day of each month under the lease term of thirty-six (36) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly these amounts have been recorded as a capital lease.

In July 2004, the Corporation entered into a long-term borrowing arrangement with De Lage Landen Financial Services Canada Inc. to fund a two-year software enhancement renewal fee of $22,635. Loan payments are due on the first day of each month under the financing term of twenty-four (24) months.

Future minimum payments due	$
2006 2007	51,822 23,975
75,797
Less amount representing interest (8%)	4,005
Net principal balance	71,792

The lease is collateralized by the equipment under capital lease.

9.	CAPITAL STOCK

(a)

At the Corporation’s Annual General Meeting held September 18, 2000, the Corporation’s shareholders approved a reduction in the stated capital of the shares of the Corporation’s common stock by $22,901,744 and to effect such reduction by reducing the amount of the Corporation’s deficit by the same amount.

(b)	Warrants

No warrants were outstanding as at March 31, 2005 and 2004.

(c)	Loss Per Common Share

As a result of the net losses incurred for 2005, 2004 and 2003, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 958,000 for 2005, 1,514,210 for 2004 and 1,941,000 for 2003, issuable under stock options.

10.	COMMON STOCK OPTIONS

The Corporation maintains two stock option plans; the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Stock Incentive Plan (the “1998 Plan”). The number of shares that may be granted under the 1996 Plan is a total of 3 million shares and the number of shares that may be granted under the 1998 Plan is a total of 3 million shares. All director, officer and employee stock options are granted under the Corporation’s 1996 Plan or the 1998 Plan with the exception of 80,000 shares of stock options granted to a former consultant, vesting over a one year period, which were not granted under the 1996 Plan or the 1998 Plan. The exercise price of stock options granted under the 1996 Plan and the 1998 Plan is 100% of the fair market value on the date the stock option is granted. Stock options granted to directors, officers and employees are normally vested over a three-year period. Stock options are typically exercisable for a period of five years from the date of grant. Stock options previously granted will be forfeited upon leaving the employ of the Corporation.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

10.	COMMON STOCK OPTIONS (Continued)

At March 31, 2005 there are stock options outstanding and exercisable to issue 1,903,000 common shares of the Corporation (2004 – 2,068,210). The price of these stock options range from $3.50 to $20.375 and their expiry dates range from July 9, 2005 to April 1, 2011. At March 31, 2005, 2,041,967 common shares were reserved for issuance pursuant to the 1996 Plan and 1998 Plan.

The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable
Range $	Total # of Shares	Weighted average exercise price $	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price $	Weighted average contract life remaining (years)

3.50	6,000	3.50	0.72	6,000	3.50	0.72
4.62-4.95	187,500	4.83	1.87	187,500	4.83	1.87
5.00-5.90	884,500	5.10	2.79	651,400	5.08	2.48
6.25-7.31	695,000	6.57	3.06	520,000	6.68	2.46
20.375	130,000	20.38	0.27	130,000	20.38	0.27
	1,903,000	6.65	2.62	1,494,900	6.93	2.19

Stock option activity for the three preceding years is as follows:

	2005		2004		2003
	Total # of Shares	Weighted average exercise price $	Total # of Shares	Weighted average exercise price $	Total # of Shares	Weighted average exercise price $
Stock options outstanding, beginning of year	2,068,210	6.15	2,095,000	6.13	1,385,000	6.45
Granted	635,000	5.99	40,000	4.74	1,023,000	5.04
Forfeited	(314,467)	6.47	-	-	(167,500)	4.10
Exercised	(485,743)	3.75	(66,790)	4.58	(145,500)	3.90
Stock options outstanding, end of year	1,903,000	6.65	2,068,210	6.15	2,095,000	6.13

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401 (k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2005, 2004 and 2003 of $14,054, $38,829 and $37,096 respectively.

12.	INCOME TAXES

At March 31, 2005, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $9,907,000 and U.S. federal net operating loss carry-forwards of $12,064,000. Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use and they expire as follows:

$

2006	275,000
2007	3,773,000
2008	254,000
2009-2025	17,669,000

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s future tax assets as of March 31, 2005 and 2004 are as follows:

	2005 $	2004 $
Future tax assets:
Book depreciation in excess of capital cost allowance	98,000	106,000
Book amortization in excess of cumulative eligible capital deductions	216,000	263,000
Stock-based compensation	62,000	-
Canadian non-capital loss carry-forwards	3,529,000	3,735,000
U.S. federal net operating loss carry-forwards	4,539,000	4,236,000
Total future tax assets	8,444,000	8,340,000
Valuation allowance for future tax assets	(8,444,000)	(8,340,000)
Net future tax assets	-	-

The potential income tax benefits related to these future tax assets have not been recognized in the accounts as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation. Accordingly, no future tax assets have been recognized in the financial statements as at March 31, 2005.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

12.	INCOME TAXES (Continued)

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 35.62% statutory tax rate at March 31, 2005 and a 43.37% statutory tax rate at March 31, 2004 is:

	2005 $	2004 $

Income taxes at statutory rates	(1,478,000)	(749,000)
State income taxes	21,958	-
Stock-based compensation – future income taxes	60,078	-
Stock-based compensation	551,000	37,000
Effect of U.S. tax rates	6,000	27,000
Increase in valuation allowance	921,000	685,000
	82,036	-

13.	COMMITMENTS AND CONTINGENCIES

(a)

During the fiscal year ended March 31, 2005, a subsidiary of the Corporation filed suit in the U.S., District Court for the District of Delaware against four companies who provide equipment, systems and services that convert paper checks presented at the point-of-sale into electronic transactions. In the suit, the subsidiary of the Corporation alleges that these four companies infringe three patents owned by the subsidiary of the Corporation. The subsidiary of the Corporation is seeking damages and injunctive and other relief for the alleged willful infringement of these patents. A federal judge has set a trial date of April 17, 2006 in this matter. As part of their answer to the subsidiary of the Corporation’s complaint for patent infringement, one defendant filed a counter claim for declaratory relief. The defendant is seeking a declaratory judgment that each of the patents-in-suit is invalid, unenforceable, not infringed by the defendant and that the court determine that this is an extraordinary and exceptional case and award the defendant it’s attorney’s fees and litigation expenses. The subsidiary of the Corporation believes that this counterclaim is without merit and does not expect it to have a material adverse effect on the subsidiary of the Corporation’s results of operations, financial position or liquidity.

(b)

The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

(c)	Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises, are as follows:

$
2006	344,015
2007	203,993
2008	137,228
2009	32,366
2010	-
717,602

The Corporation’s rent expense totaled $351,166 in 2005, $408,732 in 2004, and $474,544 in 2003.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

14.	SUBSEQUENT EVENTS

Subsequent to the fiscal year ended March 31, 2005, a former consultant to the Corporation filed a response to a demand for arbitration filed by the Corporation. The Corporation is involved in a dispute with the former consultant relating to the payment of finders fees with respect to certain acquisitions made by the Corporation in the fiscal years ended March 31, 2000 and March 31, 2001. The Corporation has initiated arbitration proceedings pursuant to the terms of the finder’s fee agreement between the former consultant and the Corporation (the “Finder’s Fee Agreement”). The former consultant has filed a counter claim in the arbitration proceedings alleging the Corporation breached the Finder’s Fee Agreement. The likelihood of success of this counter claim is indeterminate and any amounts likely to be payable cannot be reasonably estimated. As such, no amounts have been recorded in the consolidated financial statements pertaining to this dispute for the fiscal year ended March 31, 2005.

15.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These financial statements are prepared using Canadian GAAP, which does not differ materially from U.S. GAAP with respect to the accounting policies and disclosures in these financial statements except as set out below:

(a)	Under U.S. GAAP, the Corporation could not effect the reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation’s common stock (see Note 9(a)).

(b)

The Corporation has adopted the “Goodwill and Other Intangible Assets” standard under CICA 3062 and SFAS 142 effective April 1, 2002 as disclosed in Note 3(b). The U.S. standard, SFAS 142, is identical to CICA 3062 except in one respect. Under the Canadian basis, the impairment is recorded as an adjustment to opening retained earnings as of the beginning of the year while under the U.S. basis, the impairment is reflected as a cumulative effect of an accounting change in the Consolidated Statements of Operations.

(c)

During the fiscal year ended March 31, 2004, the Corporation adopted the fair value based method of accounting for all stock-based compensation as prescribed by SFAS 123. The Corporation has chosen to adopt the fair value based method on a prospective basis from April 1, 2003 as permitted by SFAS 148. The prospective adoption of this new U.S. GAAP policy creates no differences with the Corporation’s stock compensation expense reported under Canadian GAAP.

Previously under U.S. GAAP, the Corporation accounted for its 1996 Plan and 1998 Plan under the principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees and related Interpretations” (“APB 25”). No compensation expense was recognized under APB 25, because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of the grant.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unless otherwise indicated, all dollar amounts are U.S. dollars)

15.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

Adjustments under U.S. GAAP would result in changes to the Consolidated Statements of Operations of the Corporation as follows:

	Year ended March 31
	2005 $	2004 $	2003 $

Net loss – Canadian GAAP	(4,150,106)	(1,728,112)	(3,048,085)

U.S. GAAP adjustments:
Cumulative effect of accounting change - goodwill	-	-	(6,433,586)
Net loss - U.S. GAAP	(4,150,106)	(1,728,112)	(9,481,671)

Loss per share – Canadian GAAP
Basic and Diluted	(0.21)	(0.09)	(0.16)

U.S. GAAP adjustments:
Cumulative effect of accounting change - goodwill	-	-	(0.33)

Loss per share – U.S. GAAP
Basic and Diluted	(0.21)	(0.09)	(0.49)

There are no adjustments under U.S. GAAP that would have resulted in changes to the Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation.