Form 10-Q
period 2005-06-30
LML PAYMENT SYSTEMS INC
filed 2005-08-04
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.). Yes ☒

No [	]

The number of shares of the registrant's Common Stock outstanding as of July 18, 2005, was 20,145,594.

2

LML PAYMENT SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except as noted below)

	June 30, 2005 $ (Unaudited)	March 31, 2005 $
ASSETS
Current Assets
Cash and cash equivalents	5,720,708	6,061,821
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $31,155 and $31,155, respectively	605,893	508,625
Prepaid expenses	336,289	497,413
Total Current Assets	6,912,890	7,317,859
Capital Assets, net	239,782	508,981
Patents, net	1,163,618	1,202,188
Other Assets	41,055	41,055
TOTAL ASSETS	8,357,345	9,070,083

LIABILITIES
Current Liabilities
Accounts payable	640,190	620,006
Accrued liabilities	343,295	140,351
Accrued compensation	190,744	151,941
Current portion of long-term debt	48,323	48,323
Deferred revenue	202,392	243,667
Total Current Liabilities	1,424,944	1,204,288
Long-term debt	11,542	23,469
Total Liabilities	1,436,486	1,227,757

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 20,145,594 and 20,145,594 shares issued and outstanding, respectively	32,476,693	32,476,693
Contributed surplus	1,788,340	1,631,471
Deficit	(27,344,174)	(26,265,838)
Total Shareholders' Equity	6,920,859	7,842,326
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	8,357,345	9,070,083

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(In U.S. Dollars, except share data)

(Unaudited)

	Three Months Ended June 30
	2005 $	2004 $
REVENUE	1,559,552	2,093,511

COSTS AND EXPENSES
Cost of operations	1,135,296	1,483,439
Sales, general and administrative expenses (includes stock-based compensation expense of $156,869 (June 30, 2004 - $1,042,562)	1,210,598	1,508,957
Amortization and depreciation	325,665	452,531
Other (income) expenses	(406)	1,932

LOSS BEFORE INTEREST INCOME AND INCOME TAXES	(1,111,601)	(1,353,348)

Interest income, net	37,465	7,228

LOSS BEFORE INCOME TAXES	(1,074,136)	(1,346,120)

Income taxes	(4,200)	(14,200)
NET LOSS	(1,078,336)	(1,360,320)

DEFICIT, beginning of period	(26,265,838)	(22,115,732)

DEFICIT, end of period	(27,344,174)	(23,476,052)

LOSS PER SHARE, basic and diluted	(0.05)	(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,145,594	19,843,093
Diluted	20,145,594	19,843,093

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

(Unaudited)

	Three Months Ended June 30
	2005 $	2004 $
Operating Activities:
Net Loss	(1,078,336)	(1,360,320)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	-	10,967
Amortization and depreciation	325,665	452,531
Stock-based compensation	156,869	1,042,562
Changes in operating assets and liabilities
Accounts receivable	(97,268)	167,184
Prepaid expenses	161,124	55,755
Accounts payable and accrued liabilities	261,931	(100,968)
Deferred revenue	(41,275)	(28,400)
Net cash (used in) provided by operating activities	(311,290)	239,311

Investing Activities:
Maturity of short-term investments	-	183,561
Capital asset expenditures	(17,685)	(34,278)
Patents	(211)	-
Net cash (used in) provided by investing activities	(17,896)	149,283

Financing Activities:
Payments on capital leases	(9,365)	(7,399)
Payments on long-term borrowing	(2,562)	-
Proceeds from exercise of stock options	-	863,750
Net cash (used in) provided by financing activities	(11,927)	856,351
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(341,113)	1,244,945
Cash and cash equivalents, beginning of period	6,061,821	4,981,343
Cash and cash equivalents, end of period	5,720,708	6,226,288

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations and deficit for the three months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the three months ended June 30, 2005 and 2004, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. The Corporation's consolidated balance sheet as of March 31, 2005, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959).

2.	Financial instruments

a)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (March 31, 2005 - $250,000) against charge back losses.

b)	Concentration of credit risk

Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

During the three months ended June 30, 2005, revenue from the Corporation’s largest customer amounted to approximately 21% of total revenue (June 30, 2004 – 16%). The amount of revenue from this customer amounted to approximately $333,003 (June 30, 2004 - $344,474). The Corporation may be economically dependent on revenue from this customer. On March 31, 2004, one of the Corporation’s largest customers notified the Corporation that its contract would not be extended and, therefore, the Corporation ceased providing services to this customer on May 31, 2004. The customer did not account for any revenue in the three months ended June 30, 2005 (June 30, 2004 – 19%).

3.	Stock-based compensation

Effective April 1, 2003, the Corporation prospectively early adopted the Canadian Institute of Chartered Accountants (“CICA”) Section 3870 which corresponds to the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which requires fair value accounting for all stock options issued during the year. Prior to the adoption of the new accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

During the three months ended June 30, 2005, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option Plan or its 1998 Stock Incentive Plan. Stock-based compensation expense from prior periods’ stock option grants resulted in an expense of $156,869 for the three months ended June 30, 2005. During the three months ended June 30, 2005, 50,000 stock options were terminated upon the departure of an employee.

During the three months ended June 30, 2004, the Corporation granted 380,000 stock options under the Corporation’s 1996 Stock Option Plan and 75,000 stock options under the 1998 Stock Incentive Plan. The 380,000 stock options have a weighted average fair value of $3.80 and the 75,000 stock options have a weighted average fair value of $4.44. The total fair value of stock-based compensation is amortized over the vesting period resulting in additional stock-based compensation expense of $1,007,658 for a total stock-based compensation expense of $1,042,562 for the three months ended June 30, 2004. The fair value for the 380,000 and 75,000 stock option grants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 4.07% for the 380,000 stock option grants and 4.35% for the 75,000 stock option grants;

Expected volatility of 79.6%;

Expected life of the 380,000 stock option grants of 4 years and 6 years for the 75,000 stock option grants; and

No dividend yields.

The pro-forma disclosure below relates to stock options granted prior to April 1, 2003 that have vested in the periods presented below. The pro forma compensation expense recorded during the three months ended June 30, 2005 represents the amortization of previously issued stock options. These previously issued options are amortized to pro forma compensation expenses as the options vest.

	Three Months	Three Months
	Ended June 30	Ended June 30
	2005 $	2004 $

Net loss, as reported	(1,078,336)	(1,360,320)

Add: Stock-based compensation expense included in reported net loss, including related tax effects	156,869	1,042,562

Less: Total stock-based compensation expense determined under fair value method for all awards, including related tax effects	(156,869)	(1,338,430)

Pro forma net loss:	(1,078,336)	(1,656,188)

Basic and diluted loss per common share:
As reported	(0.05)	(0.07)
Pro forma	(0.05)	(0.08)

The fair value of stock options granted prior to April 1, 2003 are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate of 4%;

Expected volatility of 104%;

Expected life of the stock options of 4 years; and

No dividend yields.

4.	Commitments and Contingencies

During the three months ended June 30, 2005, a former consultant to the Corporation filed a response to a demand for arbitration filed by the Corporation. The Corporation is involved in a dispute with the former consultant relating to the payment of finders fees with respect to certain acquisitions made by the Corporation in the fiscal years ended March 31, 2000 and March 31, 2001. The Corporation has initiated arbitration proceedings pursuant to the terms of the finder’s fee agreement between the former consultant and the Corporation (the “Finder’s Fee Agreement”). The former consultant has filed a counter claim in the arbitration proceedings alleging the Corporation breached the Finder’s Fee Agreement. The likelihood of success of this counter claim is indeterminate and any amounts likely to be payable cannot be reasonably estimated. As such, no amounts have been recorded in the consolidated financial statements pertaining to this dispute for the three months ended June 30 2005.

During the three months ended June 30, 2005, Telecheck International Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas Marshall Division against the Corporation and the Corporation’s subsidiary LML Payment Systems Corp., in an action styled Telecheck International Inc. as plaintiff vs. LML Payment Systems Inc. and LML Payment Systems Corp. In the suit, Telecheck International Inc. alleges that the Corporation and its subsidiary, LML Payment Systems Corp., infringe U.S. Patent Nos. 5,679,938 and 5,679,940 and seeks damages, injunctive and other relief. The Corporation believes these allegations are without merit and intends to vigorously defend against them. The likelihood of success of this suit is indeterminate and any amounts likely to be payable cannot be reasonably estimated. As such, no amounts have been recorded in the consolidated financial statements pertaining to this dispute for the three months ended June 30 2005.

5.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles

These financial statements are prepared using Canadian generally accepted accounting principles (“CDN GAAP”) which do not differ materially from United States generally accepted accounting principles (“U.S. GAAP”) with respect to the accounting policies and disclosures in these financial statements except as set out below:

a)	Under U.S. GAAP, the Corporation could not effect the 2001 reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation's common stock.

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

Previously under U.S. GAAP, the Corporation accounted for its 1996 Stock Option Plan and 1998 Stock Incentive Plan under the principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees and related Interpretations” (“APB 25”). No compensation expense was recognized under APB 25, because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of the grant

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations and Deficit, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation, except that under U.S. GAAP the stated capital of the Corporation’s shares would be $22,901,744 higher, as would the Corporation’s deficit due to the reporting difference disclosed under note 5(a).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report on Form 10-Q to the “Corporation”, “LML”, “we”, “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.'s direct subsidiaries include LML Corp., Legacy Promotions Inc. and LHTW Properties Inc. LML Corp.'s subsidiaries are LML Patent Corp., and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to dollars or “$” are to U.S. Dollars.

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959). We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

When we provide clients licenses to our intellectual property estate (which includes four U.S. patents describing electronic check processing methods), we typically earn revenue from release fees for potential past infringement and ongoing royalty fees.

We provide our financial payment processing services from our office locations in Scottsdale, Arizona, Wichita, Kansas and Dallas, Texas.

Results of Operations

Revenue

Total revenue for the three months ended June 30, 2005 was approximately $1.6 million, approximately a 23.8% decrease from total revenue of approximately $2.1 million for the three months ended June 30, 2004. This decrease is primarily attributable to a decrease in revenue associated with our primary and secondary check collection business.

Revenue from electronic check verification was approximately $280,000 for the three months ended June 30, 2005, approximately a 15.4% decrease from revenue from electronic check verification of approximately $331,000 for the three months ended June 30, 2004. This decrease is primarily attributable to us no longer providing electronic check verification services to 7-Eleven, formerly our largest customer which was responsible for approximately 44.7% of revenue from our electronic check verification services for the three months ended June 30, 2004.

Revenue from our primary check collections business decreased approximately 60.1% from approximately $746,000 for the three months ended June 30, 2004 to approximately $298,000 for the three months ended June 30, 2005. The reduction in revenue from our primary check collections business was primarily attributable to us no longer providing check recovery services to 7-Eleven, formerly our largest customer which was responsible for approximately 50.7% of revenue from our primary check collections business for the three months ended June 30, 2004. Revenue from our secondary check collections business decreased approximately 23.4% from approximately $726,000 for the three months ended June 30, 2004 to approximately $556,000 for the three months ended June 30, 2005. The decrease in revenue from our secondary check collections business was primarily attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from our licensing of certain payment software modules was approximately $112,000 for the three months ended June 30, 2005, compared to approximately $25,000 for the three months ended June 30, 2004.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $160,000 for the three months ended June 30, 2005, versus approximately $99,000 for the three months ended June 30, 2004. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

During the three months ended June 30, 2005, revenue from and associated with our largest customer amounted to approximately 21.4% of total revenue as compared to approximately 16.4% of total revenue for the three months ended June 30, 2004. We may be economically dependent on revenue from this customer.

Costs of operations

Costs of operations decreased from approximately $1.5 million for the three months ended June 30, 2004, to approximately $1.1 million for the three months ended June 30, 2005, a decrease of approximately 26.7%. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. The decrease was primarily attributable to certain cost reductions such as transaction processing costs, personnel costs and telecommunication costs associated with us no longer providing check authorization and recovery services to 7-Eleven. We continue to seek ways to reduce costs of operations.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $1.2 million from approximately $1.5 million for the three months ended June 30, 2005 and 2004, respectively, a decrease of approximately $300,000 or approximately 20%. The decrease in sales, general and administrative expense is primarily attributable to a decrease in stock-based compensation expense of approximately $843,000 from approximately $1.0 million for the three months ended June 30, 2004 to approximately $157,000 for the three months ended June 30, 2005. The decrease in sales, general and administrative expenses relating to stock-based compensation expense was offset by an increase in legal fees of approximately $440,000 from approximately $44,000 for the three months ended June 30, 2004 to approximately $484,000 for the three months ended June 30, 2005. The increase in legal fees is primarily attributable to costs associated with the patent infringement suit we filed during the fiscal year ended March 31, 2005 and partially attributable to legal fees associated with ordinary legal matters incidental to our business.

Amortization and depreciation

Amortization and depreciation decreased to approximately $326,000 from approximately $453,000 for the three months ended June 30, 2005 and 2004, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years’ acquisitions, which had become fully depreciated.

Other (income) expenses

During the three months ended June 30, 2005 we had other income of approximately $400 compared to other expenses of approximately $1,900 for the three months ended June 30, 2004.

Interest

Interest expense decreased to approximately $1,000 from approximately $3,000 for the three months ended June 30, 2005 and 2004, respectively. Interest income increased to approximately $39,000 from approximately $10,000 for the three months ended June 30, 2005 and 2004, respectively. The increase in interest income was partially attributable to an increase in interest bearing cash investments and partially attributable to an increase in interest rates from an average of approximately .94% for the three months ended June 30, 2004 to an average of approximately 2.66% for the three months ended June 30, 2005.

Net Loss

Net Loss decreased to approximately $1.1 million from approximately $1.4 million for the three months ended June 30, 2005 and 2004, respectively. The decrease was primarily attributable to a decrease in stock-based compensation expense of approximately $843,000 from approximately $1.0 million for the three months ended June 30, 2004 to approximately $157,000 for the three months ended June 30, 2005.

Basic and diluted loss per share were both approximately ($0.05) for the three months ended June 30, 2005, as compared to approximately ($0.07) for the three months ended June 30, 2004.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $5.5 million in working capital as of June 30, 2005, compared to approximately $6.1 million in working capital as of March 31, 2005. The decrease in working capital was primarily attributable to cash flows used in operating activities of approximately $311,000. Cash used in operating activities increased approximately $550,000 from cash provided by operating activities of approximately $239,000 for the three months ended June 30, 2004 to cash used in operating activities of approximately $311,000 for the three months ended June 30, 2005. The increase in cash used in operating activities was primarily attributable to an increase in sales, general and administrative expenses, exclusive of the decrease in non-cash stock-based compensation expense of approximately $843,000, of approximately $543,000. Cash used in investing activities was approximately $18,000 for the three months ended June 30, 2005 as compared to cash provided by investing activities of approximately $149,000 for the three months ended June 30, 2004, an increase in cash used in investing activities of approximately $167,000. The increase in cash used in investing activities was primarily attributed to the maturity of short-term investments of approximately $184,000 during the three months ended June 30, 2004. Cash used in financing activities was approximately $12,000 for the three months ended June 30, 2005 compared to cash provided by financing activities of approximately $856,000 for the three months ended June 30, 2004. The increase in cash used in financing activities was primarily due to the proceeds from exercise of options of our common stock of approximately $864,000 during the three months ended June 30, 2004.

We anticipate the continued use of cash flows from operating activities in fiscal 2006. The cost of prosecuting a patent infringement claim against third parties can be expensive and we anticipate spending substantial funds that may be consistent with costs incurred during the three months ended June 30, 2005. Likewise, the cost of defending ourselves with respect to a patent infringement claim brought against us by third parties can be expensive. An affiliate of Telecheck Services Inc., one of the four companies we filed a patent infringement suit against, filed its own complaint against us for patent infringement. We intend to defend ourselves in this matter and anticipate spending substantial funds in our defense (see “Contingencies” and Part II, Item 1 -- “Legal Proceedings”). We believe that existing cash and cash equivalent balances should satisfy our working capital and capital expenditure requirements in fiscal 2006.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2005. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2005 filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959).

Contingencies

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

On June 22, 2005, Telecheck International Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas Marshall Division against the Corporation and the Corporation’s subsidiary LML Payment Systems Corp., in an action styled Telecheck International Inc. as plaintiff vs. LML Payment Systems Inc. and LML Payment Systems Corp. In the suit, Telecheck International Inc. alleges that the Corporation and its subsidiary, LML Payment Systems Corp., infringe U.S. Patent Nos. 5,679,938 and 5,679,940 and seeks damages, injunctive and other relief. We believe these allegations are without merit and intend to vigorously defend against them. At this time, the likelihood of success of this suit is indeterminate and any amounts likely to be payable cannot be reasonably estimated.

In addition to the legal matters as described herein and previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2005 until June 30, 2005, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959).

ITEM 4.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Except for the remediation effort described below as occurring during the first quarter of our fiscal 2006, there were no other changes in our internal control over financial reporting during the first quarter of our fiscal 2006 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Management performed an assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2005, using the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment identified the following material weakness as of March 31, 2005:

•

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

As previously reported in our Annual Report on Form 10-K for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959) we took the following action to remediate the material weakness identified above:

•

We implemented changes to our access controls over our financial application system to appropriately segregate incompatible duties. These changes included the removal of certain rights in our financial application system to certain senior level personnel within the finance and accounting department.

PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 22, 2005, Telecheck International Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas Marshall Division against the Corporation and the Corporation’s subsidiary LML Payment Systems Corp., in an action styled Telecheck International Inc. as plaintiff vs. LML Payment Systems Inc. and LML Payment Systems Corp. In the suit, Telecheck International Inc. alleges that the Corporation and its subsidiary, LML Payment Systems Corp., infringe U.S. Patent Nos. 5,679,938 and 5,679,940 and seeks damages, injunctive and other relief. We believe these allegations are without merit and intend to vigorously defend against them. At this time, the likelihood of success of this suit is indeterminate and any amounts likely to be payable cannot be reasonably estimated.

In addition to the legal matters as described herein and as previously reported in our Annual Report on Form 10-K for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

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

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Controller and Chief Accounting Officer.

*	filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By:	/s/ Richard R. Schulz

Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: August 4, 2005