Form 10-Q
period 2005-09-30
LML PAYMENT SYSTEMS INC
filed 2005-11-04
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

The number of shares of the registrant's Common Stock outstanding as of October 14, 2005, was 20,175,094

LML PAYMENT SYSTEMS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except as noted below)

	September 30, 2005 $ (Unaudited)	March 31, 2005 $
ASSETS
Current Assets
Cash and cash equivalents	4,891,806	6,061,821
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $46,145 and $31,155, respectively	471,067	508,625
Prepaid expenses	305,043	497,413
Total Current Assets	5,917,916	7,317,859
Capital Assets, net	224,299	508,981
Patents, net	1,124,831	1,202,188
Other Assets	30,102	41,055
TOTAL ASSETS	7,297,148	9,070,083

LIABILITIES
Current Liabilities
Accounts payable	711,780	620,006
Accrued liabilities	633,906	140,351
Accrued compensation	152,319	151,941
Current portion of long-term debt	47,662	48,323
Current deferred revenue	234,211	243,667
Total Current Liabilities	1,779,878	1,204,288
Long-term debt	-	23,469

Deferred revenue	8,460	-

Total Liabilities	1,788,338	1,227,757

SHAREHOLDERS' EQUITY
Capital Stock Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 20,154,094 and 20,145,594 shares issued and outstanding, respectively	32,519,018	32,476,693
Contributed surplus	2,298,388	1,631,471
Deficit	(29,308,596)	(26,265,838)
Total Shareholders' Equity	5,508,810	7,842,326
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	7,297,148	9,070,083

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(In U.S. Dollars, except share data)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2005 $	2004 $	2005 $	2004 $
REVENUE	1,158,488	1,591,141	2,718,040	3,684,652

COSTS AND EXPENSES
Cost of operations	1,114,829	1,363,611	2,250,125	2,847,050
Sales, general and administrative expenses (includes stock-based compensation expense of $504,625 for three months ended September 30, 2005 (three months ended September 30, 2004 - $129,175) and $661,494 for six months ended September 30, 2005 (six months ended September 30, 2004 - $1,171,737))	1,695,576	737,277	2,906,174	2,246,234
Amortization and depreciation	110,413	326,954	436,078	779,485
Other expenses	228,990	5,719	228,584	7,651

LOSS BEFORE INTEREST INCOME AND INCOME TAXES	(1,991,320)	(842,420)	(3,102,921)	(2,195,768)

Interest income, net	36,521	15,111	73,986	22,339

LOSS BEFORE INCOME TAXES	(1,954,799)	(827,309)	(3,028,935)	(2,173,429)

Income taxes	9,623	35,892	13,823	50,092
NET LOSS	(1,964,422)	(863,201)	(3,042,758)	(2,223,521)

DEFICIT, beginning of period	(27,344,174)	(23,476,052)	(26,265,838)	(22,115,732)

DEFICIT, end of period	(29,308,596)	(24,339,253)	(29,308,596)	(24,339,253)

LOSS PER SHARE, basic and diluted	(0.10)	(0.04)	(0.15)	(0.11)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,146,464	19,931,873	20,146,031	19,887,725
Diluted	20,146,464	19,931,873	20,146,031	19,887,725

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2005 $	2004 $	2005 $	2004 $
Operating Activities:
Net Loss	(1,964,422)	(863,201)	(3,042,758)	(2,223,521)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	14,989	(6,836)	14,989	4,131
Amortization and depreciation	110,413	326,954	436,078	779,485
Stock-based compensation	504,625	129,175	661,494	1,171,737
Stock-based compensation – future income taxes	5,423	31,692	5,423	31,692
Other	-	761	-	761
Changes in operating assets and liabilities
Accounts receivable	119,837	140,792	22,569	307,976
Prepaid expenses	31,246	384	192,370	56,139
Accounts payable and accrued liabilities	323,776	113,152	585,707	12,184
Other assets	10,952	(10,952)	10,952	(10,952)
Deferred revenue	40,279	21,819	(996)	(6,581)
Net cash (used in) provided by operating activities	(802,882)	(116,260)	(1,114,172)	123,051

Investing Activities:
Maturity of short-term investments	-	-	-	183,561
Capital asset expenditures	(56,142)	(28,548)	(73,827)	(62,826)
Patents	-	(23,880)	(211)	(23,880)
Net cash (used in) provided by investing activities	(56,142)	(52,428)	(74,038)	96,855

Financing Activities:
Payments on capital leases	(9,670)	(8,850)	(19,035)	(16,249)
Payments on long-term borrowing	(2,533)	(5,314)	(5,095)	(5,314)
Proceeds from long-term borrowing	-	22,635	-	22,635
Proceeds from exercise of stock options	42,325	264,228	42,325	1,127,978
Net cash provided by financing activities	30,122	272,699	18,195	1,129,050
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(828,902)	104,011	(1,170,015)	1,348,956
Cash and cash equivalents, beginning of period	5,720,708	6,226,288	6,061,821	4,981,343
Cash and cash equivalents, end of period	4,891,806	6,330,299	4,891,806	6,330,299

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations and deficit for the three months and six months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the three months and six months ended September 30, 2005 and 2004, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. The Corporation's consolidated balance sheet as of March 31, 2005, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959).

2.	Financial instruments

a)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (March 31, 2005 - $250,000) against charge back losses.

b)	Concentration of credit risk

During the three months ended September 30, 2005, revenue from the Corporation’s largest customer amounted to approximately 26% of total revenue (three months ended September 30, 2004 – 21%). The amount of revenue from this customer amounted to approximately $299,134 (three months ended September 30, 2004 - $329,926). During the six months ended September 30, 2005, revenue from the Corporation’s largest customer amounted to approximately 23% of total revenue (six months ended September 30, 2004 – 18%). The amount of revenue from this customer amounted to approximately $632,137 (six months ended September 30, 2004 - $674,400). The Corporation may be economically dependent on revenue from this customer. On March 31, 2004, one of the Corporation’s largest customers notified the Corporation that its contract would not be extended and, therefore, the Corporation ceased providing services to this customer on May 31, 2004. The customer did not account for any revenue in the six months ended September 30, 2005 (six months ended September 30, 2004 – 11%).

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

During the three months ended September 30, 2005, the Corporation granted 175,000 stock options under the Corporation’s 1996 Stock Option Plan and 75,000 stock options under the 1998 Stock Incentive Plan. The weighted average fair value for these stock options is $2.35. The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $504,625 for the three months ended September 30, 2005 and $661,494 for the six months ended September 30, 2005. During the six months ended September 30, 2005, 50,000 stock options were terminated upon the departure of an employee. The fair value for the stock option grants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 3.12%;

Expected volatility of 65.5%;

Expected life of the stock options of 4 years; and

No dividend yields.

During the three months ended September 30, 2004, the Corporation granted 105,000 stock options under the Corporation’s 1996 Stock Option Plan and 75,000 stock options under the 1998 Stock Incentive Plan. The weighted average fair value for 80,000 of these stock options granted was $3.41 and the remaining 100,000 stock options granted had a weighted average fair value of $3.07. For the six months ended September 30, 2004, the Corporation granted 485,000 stock options under the Corporation’s 1996 Stock Option Plan and 150,000 stock options under the 1998 Stock Incentive Plan. The weighted average fair value of the 635,000 stock options granted during the six months ended September 30, 2004 range from a low of $3.07 to a high of $4.44. The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $129,175 for the three months ended September 30, 2004 and $1,171,737 for the six months ended September 30, 2004. The fair value for the stock option grants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 4.07% for 560,000 of the stock option grants and 4.35% for 75,000 of the stock option grants;

Expected volatility of 78.9% to 79.6%;

Expected life of the 560,000 stock option grants of 4 years and 6 years for the 75,000 stock option grants;

No dividend yields.

The pro-forma disclosure below relates to stock options granted prior to April 1, 2003 that have vested in the periods presented below. The pro forma compensation expense recorded during the three months and six months ended June 30, 2005 represents the amortization of previously issued stock options. These previously issued options are amortized to pro forma compensation expenses as the options vest.

	Three Months		Six Months
	Ended September 30		Ended September 30
	2005 $	2004 $	2005 $	2004 $

Net loss, as reported	(1,964,422)	(863,201)	(3,042,758)	(2,223,521)

Add: Stock-based compensation expense included in reported net loss, including related tax effects	510,048	160,867	666,917	1,203,429

Less:Total stock-based compensation expense determined under fair value method for all awards, including related tax effects	(510,048)	(431,824)	(666,917)	(1,770,254)

Pro forma net loss:	(1,964,422)	(1,134,158)	(3,042,758)	(2,790,346)

Basic and diluted loss per common share:
As reported	(0.10)	(0.04)	(0.15)	(0.11)
Pro forma	(0.10)	(0.06)	(0.15)	(0.14)

The fair value of stock options granted prior to April 1, 2003 are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate of 4%;

Expected volatility of 104%;

Expected life of the stock options of 4 years; and

No dividend yields.

4.	Income Taxes

The liability method is used in accounting for income taxes. Under this method, income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and measured using the substantially enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided against net deferred tax assets when it is more likely than not that those assets may not be realized. Income taxes presented in the unaudited consolidated statement of operations and deficit are made up of state income taxes and stock-based compensation – future income taxes.

5.	Commitments and Contingencies

During the six months ended September 30, 2005, a former consultant to the Corporation filed a response to a demand for arbitration filed by the Corporation. The Corporation is involved in a dispute with the former consultant relating to the payment of finders fees with respect to certain acquisitions made by the Corporation in the fiscal years ended March 31, 2000 and March 31, 2001. The Corporation initiated arbitration proceedings pursuant to the terms of the finder’s fee agreement between the former consultant and the Corporation (the “Finder’s Fee Agreement”). The former consultant filed a counter claim in the arbitration proceedings alleging the Corporation breached the Finder’s Fee Agreement. During the three months and six months ended September 30, 2005, an Arbitrator awarded the former consultant $155,656 in damages plus interest of $60,874 for an alleged breach by the Corporation in failing to issue additional shares of the Corporation’s as part of the former consultant’s finders fees with respect to certain acquisitions made by the Corporation in the fiscal years ended March 31, 2000 and March 31, 2001. The Corporation is also responsible for reimbursing certain arbitration costs to the former consultant totaling $10,248. The damages, interest and arbitration cost reimbursement have been recorded and reported as “other expenses” in the unaudited Consolidated Statements of Operations and Deficit for the three months and six months ended September 30, 2005. Subsequent to September 30, 2005, the Corporation filed a motion to modify the award granted by the Arbitrator to the former consultant and is seeking to have the award reversed. The likelihood of success of this motion is indeterminate.

During the six months ended September 30, 2005, Telecheck International Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas Marshall Division against the Corporation and the Corporation’s subsidiary LML Payment Systems Corp., in an action styled Telecheck International Inc. as plaintiff vs. LML Payment Systems Inc. and LML Payment Systems Corp. In the suit, Telecheck International Inc. alleges that the Corporation and its subsidiary, LML Payment Systems Corp., infringe U.S. Patent Nos. 5,679,938 and 5,679,940 and seeks damages, injunctive and other relief. The Corporation believes these allegations are without merit and intends to vigorously defend against them. The likelihood of success of this suit is indeterminate and any amounts likely to be payable is unknown at this time. As such, no amounts have been recorded in the consolidated financial statements pertaining to this dispute for the three months and six months ended September 30 2005.

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

Previously under U.S. GAAP, the Corporation accounted for its 1996 Stock Option Plan and 1998 Stock Incentive Plan under the principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees and related Interpretations” (“APB 25”). No compensation expense was recognized under APB 25, because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of the grant

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations and Deficit, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation, except that under U.S. GAAP the stated capital of the Corporation’s shares would be $22,901,744 higher, as would the Corporation’s deficit due to the reporting difference disclosed under note 6(a).

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

When we provide return check management services, we typically earn revenue on the collection of service fees when we are successful at recovering the principal amount of the original transaction on behalf of the client. In some instances we also earn a percentage of the principal amount and in some other instances our secondary recovery services provide for us to earn additional fees when legal action is required.

When we provide check authorization and electronic check conversion services we typically earn revenue based upon the number of transactions we process through our data center.

Due to their interrelated nature, we often bundle check authorization, check processing and check recovery services into combined service packages and market these packages under our LASR® brand name (Live Authorization Settlement and Recovery).

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

Results of Operations

Three Months Ended September 30, 2005 results compared to Three Months Ended September 30, 2004

Revenue

Total revenue for the three months ended September 30, 2005 was approximately $1.2 million, approximately a 25% decrease from total revenue of approximately $1.6 million for the three months ended September 30, 2004. This decrease is primarily attributable to a decrease in revenue associated with our primary and secondary check collection business.

Revenue from electronic check verification was approximately $289,000 for the three months ended September 30, 2005, approximately a 43.8% increase in revenue from electronic check verification of approximately $201,000 for the three months ended September 30, 2004. This increase is primarily attributable to an increase in existing customers utilizing our enhanced electronic check verification services. Our enhanced electronic check verification services provide customers with access to additional check databases for a higher per transaction fee.

Revenue from our primary check collections business decreased approximately 52.5% from approximately $495,000 for the three months ended September 30, 2004 to approximately $235,000 for the three months ended September 30, 2005. The reduction in revenue from our primary check collections business was primarily attributable to an overall reduction in returned check volume provided to us for primary collection services. During the three months ended September 30, 2004, the quantity of returned checks available for primary check collections included returned checks remaining from our former largest customer, 7-Eleven. Revenue from our secondary check collections business decreased approximately 32.8% from approximately $658,000 for the three months ended September 30, 2004 to approximately $442,000 for the three months ended September 30, 2005. The decrease in revenue from our secondary check collections business was primarily attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from our licensing of certain payment software modules was nil for the three months ended September 30, 2005, compared to approximately $30,000 for the three months ended September 30, 2004.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $61,000 for the three months ended September 30, 2005, versus approximately $34,000 for the three months ended September 30, 2004. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Revenue from licensing our patented intellectual property increased approximately $1,000 from approximately $32,000 for the three months ended September 30, 2004 to approximately $33,000 for the three months ended September 30, 2005.

During the three months ended September 30, 2005, revenue from and associated with our largest customer amounted to approximately 25.8% of total revenue as compared to approximately 20.7% of total revenue for the three months ended September 30, 2004. We may be economically dependent on revenue from this customer.

Costs of operations

Costs of operations decreased from approximately $1.4 million for the three months ended September 30, 2004, to approximately $1.1 million for the three months ended September 30, 2005, a decrease of approximately 21.4%. Costs of operations consist of transaction processing costs, transaction processing personnel, equipment related costs and telecommunication costs. The decrease was primarily attributable to certain cost reductions such as transaction processing costs, transaction processing personnel and telecommunication costs associated with an overall reduction in returned check volume provided to us for primary collection services.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002, stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses increased to approximately $1.7 million from approximately $737,000 for the three months ended September 30, 2005 and 2004, respectively, an increase of approximately $1.0 million or approximately 130.7% The increase in sales, general and administrative expenses is partially attributable to an increase in stock-based compensation expense of approximately $376,000 from approximately $129,000 for the three months ended September 30, 2004 to approximately $505,000 for the three months ended September 30, 2005. The increase in sales, general and administrative expenses is also partially attributable to an increase in legal fees of approximately $595,000 from approximately $108,000 for the three months ended September 30, 2004 to approximately $703,000 for the three months ended September 30, 2005. The increase in legal fees is primarily attributable to an increase in costs associated with the patent infringement suit we filed during the fiscal year ended March 31, 2005 of approximately $530,000 from approximately $37,000 for the three months ended September 30, 2004 to approximately $567,000 for the three months ended September 30, 2005, and partially attributable to costs associated with the legal fees related to the arbitration proceedings between us and a former consultant and other legal fees associated with ordinary legal matters incidental to our business. See also Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Amortization and depreciation

Amortization and depreciation decreased to approximately $110,000 from approximately $327,000 for the three months ended September 30, 2005 and 2004, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years’ acquisitions, which had become fully depreciated.

Other expenses

During the three months ended September 30, 2005 we had other expenses of approximately $229,000 compared to other expenses of approximately $6,000 for the three months ended September 30, 2004. The increase in other expenses is primarily attributable to the costs associated with an Arbitrator’s decision to award a former consultant of ours approximately $156,000 in damages plus interest of approximately $61,000 for an alleged breach of ours in failing to issue additional common shares as part of our former consultant’s finders fees with respect to certain acquisitions made by us in the fiscal years ended March 31, 2000 and March 31, 2001. The Arbitrator’s decision also included reimbursing certain arbitration costs to our former consultant totaling approximately $10,000. See also Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies”.

Interest

Interest expense decreased to approximately $1,000 from approximately $2,000 for the three months ended September 30, 2005 and 2004, respectively. Interest income increased to approximately $37,000 from approximately $17,000 for the three months ended September 30, 2005 and 2004, respectively. The increase in interest income was partially attributable to an increase in interest bearing cash investments and partially attributable to an increase in interest rates from an average of approximately 1.46% for the three months ended September 30, 2004 to an average of approximately 2.88% for the three months ended September 30, 2005.

Net Loss

Net loss increased to approximately $2.0 million from approximately $863,000 for the three months ended September 30, 2005 and 2004, respectively, an increase of approximately $1.1 million. The increase was primarily attributable to an increase in stock-based compensation expense of approximately $376,000 from approximately $129,000 for the three months ended September 30, 2004 to approximately $505,000 for the three months ended September 30, 2005, an increase in legal fees of approximately $595,000 from approximately $108,000 for the three months ended September 30, 2004 to approximately $703,000 for the three months ended September 30, 2005, and an increase in other expenses of approximately $223,000 from approximately $6,000 for the three months ended September 30, 2004 to approximately $229,000 for the three months ended September 30, 2005.

Basic and diluted loss per share were both approximately ($0.10) for the three months ended September 30, 2005, as compared to approximately ($0.04) for the three months ended September 30, 2004.

Six Months Ended September 30, 2005 results compared to Six Months Ended September 30, 2004

Revenue

Total revenue for the six months ended September 30, 2005 was approximately $2.7 million, approximately a 27% decrease from total revenue of approximately $3.7 million for the six months ended September 30, 2004. This decrease is primarily attributable to a decrease in revenue associated with our primary and secondary check collection business.

Revenue from electronic check verification was approximately $569,000 for the six months ended September 30, 2005, approximately a 7% increase in revenue from electronic check verification of approximately $532,000 for the six months ended September 30, 2004. This increase is primarily attributable to an increase in existing customers utilizing our enhanced electronic check verification services. Our enhanced electronic check verification services provide customers with access to additional check databases for a higher per transaction fee.

Revenue from our primary check collections business decreased approximately 55.6% from approximately $1.2 million for the six months ended September 30, 2004 to approximately $533,000 for the six months ended September 30, 2005. The reduction in revenue from our primary check collections business was primarily attributable to us no longer providing check recovery services to 7-Eleven, formerly our largest customer which was responsible for approximately 34.5% of revenue from our primary check collections business for the six months ended September 30, 2004. Revenue from our secondary check collections business decreased approximately 28.7% from approximately $1.4 million for the six months ended September 30, 2004 to approximately $998,000 for the six months ended September 30, 2005. The decrease in revenue from our secondary check collections business was primarily attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from our licensing of certain payment software modules was approximately $112,000 for the six months ended September 30, 2005, compared to approximately $55,000 for the six months ended September 30, 2004.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $222,000 for the six months ended September 30, 2005, versus approximately $133,000 for the six months ended September 30, 2004. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Revenue from licensing our patented intellectual property increased approximately $5,000 from approximately $60,000 for the six months ended September 30, 2004 to approximately $65,000 for the six months ended September 30, 2005.

During the six months ended September 30, 2005, revenue from and associated with our largest customer amounted to approximately 23.3% of total revenue as compared to approximately 18.3% of total revenue for the six months ended September 30, 2004. We may be economically dependent on revenue from this customer.

Costs of operations

Costs of operations decreased from approximately $2.8 million for the six months ended September 30, 2004, to approximately $2.2 million for the six months ended September 30, 2005, a decrease of approximately 21.4%. Cost of operations consist of transaction processing costs, transaction processing personnel, equipment related costs and telecommunication costs. The decrease was primarily attributable to certain cost reductions such as transaction processing costs, transaction processing personnel and telecommunication costs associated with us no longer providing check authorization and recovery services to 7-Eleven.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002, stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses increased to approximately $2.9 million from approximately $2.2 million for the six months ended September 30, 2005 and 2004, respectively, an increase of approximately $700,000 or approximately 31.8% The increase in sales, general and administrative expenses is primarily attributable to an increase in legal fees of approximately $1.0 million from approximately $151,000 for the six months ended September 30, 2004 to approximately $1.2 million for the six months ended September 30, 2005. The increase in legal fees is primarily attributable to an increase in costs associated with the patent infringement suit we filed during the fiscal year ended March 31, 2005 of approximately $1.0 million from approximately $42,000 for the six months ended September 30, 2004 to approximately $1.0 million for the six months ended September 30, 2005, and partially attributable to costs associated with the legal fees related to the arbitration proceedings between us and a former consultant and other legal fees associated with ordinary legal matters incidental to our business. The increase in sales, general and administrative expenses was partially offset by a decrease in stock-based compensation expense of approximately $539,000 from approximately $1.2 million for the six months ended September 30, 2004 to approximately $661,000 for the six months ended September 30, 2005. See also Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Amortization and depreciation

Amortization and depreciation decreased to approximately $436,000 from approximately $779,000 for the six months ended September 30, 2005 and 2004, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years’ acquisitions, which had become fully depreciated.

Other expenses

During the six months ended September 30, 2005 we had other expenses of approximately $229,000 compared to other expenses of approximately $8,000 for the six months ended September 30, 2004. The increase in other expenses is primarily attributable to the costs associated with an Arbitrator’s decision to award a former consultant of ours approximately $156,000 in damages plus interest of approximately $61,000 for an alleged breach of ours in failing to issue additional common shares as part of our former consultant’s finders fees with respect to certain acquisitions made by us in the fiscal years ended March 31, 2000 and March 31, 2001. The Arbitrator’s decision also included reimbursing certain arbitration costs to our former consultant totaling approximately $10,000. See also Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies”.

Interest

Interest expense decreased to approximately $2,000 from approximately $5,000 for the six months ended September 30, 2005 and 2004 respectively. Interest income increased to approximately $76,000 from approximately

$27,000 for the six months ended September 30, 2005 and 2004, respectively. The increase in interest income was partially attributable to an increase in interest bearing cash investments and partially attributable to an increase in interest rates from an average of approximately 1.2% for the six months ended September 30, 2004 to an average of approximately 2.77% for the six months ended September 30, 2005.

Net Loss

Net loss increased to approximately $3.0 million from approximately $2.2 million for the six months ended September 30, 2005 and 2004, respectively, an increase of approximately $800,000. The increase was primarily attributable to an increase in legal fees of approximately $1.0 million from approximately $151,000 for the six months ended September 30, 2004 to approximately $1.2 million for the six months ended September 30, 2005 and an increase in other expenses of approximately $221,000 from approximately $8,000 for the six months ended September 30, 2004 to approximately $229,000 for the six months ended September 30, 2005. The increase in net loss was partially offset by a decrease in stock-based compensation expense of approximately $539,000 from approximately $1.2 million for the six months ended September 30, 2004 to approximately $661,000 for the six months ended September 30, 2005.

Basic and diluted loss per share were both approximately ($0.15) for the six months ended September 30, 2005, as compared to approximately ($0.11) for the six months ended September 30, 2004.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $4.1 million in working capital as of September 30, 2005, compared to approximately $6.1 million in working capital as of March 31, 2005. The decrease in working capital was primarily attributable to cash flows used in operating activities of approximately $1.1 million and partially attributable to an increase in accrued liabilities of approximately $494,000. Cash used in operating activities increased approximately $1.2 million from cash provided by operating activities of approximately $123,000 for the six months ended September 30, 2004 to cash used in operating activities of approximately $1.1 million for the six months ended September 30, 2005. The increase in cash used in operating activities was primarily attributable to an increase in sales, general and administrative expenses, exclusive of the decrease in non-cash stock-based compensation expense of approximately $510,000, of approximately $1.2 million. Cash used in investing activities was approximately $74,000 for the six months ended September 30, 2005 as compared to cash provided by investing activities of approximately $97,000 for the six months ended September 30, 2004, an increase in cash used in investing activities of approximately $171,000. The increase in cash used in investing activities was primarily attributed to the maturity of short-term investments of approximately $184,000 during the six months ended September 30, 2004. Cash provided by financing activities was approximately $18,000 for the six months ended September 30, 2005 compared to approximately $1.1 million for the six months ended September 30, 2004. The decrease in cash provided by financing activities was primarily due to the reduction in proceeds from exercise of options of our common stock of approximately $1.1 million from approximately $1.1 million during the six months ended September 30, 2004 to approximately $42,000 during the six months ended September 30, 2005.

We anticipate the continued use of cash flows from operating activities in fiscal 2006. The cost of prosecuting a patent infringement claim against third parties can be expensive. During the six months ended September 30, 2005 we incurred costs of approximately $1.0 million associated with the patent infringement suit we filed during the fiscal year ended March 31, 2005. We do not presently anticipate that we will continue to incur in future periods costs consistent with those incurred in the six months ended September 30, 2005. However, no assurances can be made as to the level of costs that will be incurred in future periods with respect to patent infringement litigation and such costs may continue to be significant. Likewise, the cost of defending ourselves with respect to a patent infringement claim brought against us by third parties can be expensive. An affiliate of Telecheck Services Inc., one of the four companies we filed a patent infringement suit against, filed its own complaint against us for patent infringement. We intend to defend ourselves in this matter and anticipate spending substantial funds in our defense (see “Contingencies” and Part II, Item 1 -- “Legal Proceedings”). We believe that existing cash and cash equivalent balances should satisfy our working capital and capital expenditure requirements in fiscal 2006.

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

Contingencies

We are involved in a dispute with a former consultant relating to the payment of finders fees with respect to certain acquisitions we made in the fiscal years ended March 31, 2000 and March 31, 2001. In October 2004 we initiated arbitration proceedings pursuant to the terms of the finder’s fee agreement between us and the former consultant (the “Finder’s Fee Agreement”). In June 2005 the former consultant filed a counter claim in the arbitration proceedings alleging we breached the Finder’s Fee Agreement. In September, 2005 an Arbitrator awarded the former consultant $155,656 in damages plus interest of $60,874 for an alleged breach by us in failing to issue additional common shares of ours as part of the former consultant’s finders fees with respect to certain acquisitions made by us in the fiscal years ended March 31, 2000 and March 31, 2001. We are also responsible for reimbursing certain arbitration costs to the former consultant totaling $10,248. The total of these costs have been accrued and booked as an “other expense” in our second quarter financials of our fiscal 2006. Subsequent to the second quarter of our fiscal 2006, we filed a motion to modify the award granted by the Arbitrator to the former consultant and are seeking to have the award reversed. The likelihood of success of this motion is indeterminate.

On June 22, 2005, Telecheck International Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas Marshall Division against the Corporation and the Corporation’s subsidiary LML Payment Systems Corp., in an action styled Telecheck International Inc. as plaintiff vs. LML Payment Systems Inc. and LML Payment Systems Corp. In the suit, Telecheck International Inc. alleges that the Corporation and its subsidiary, LML Payment Systems Corp., infringe U.S. Patent Nos. 5,679,938 and 5,679,940 and seeks damages, injunctive and other relief. We believe these allegations are without merit and intend to vigorously defend against them. At this time, the likelihood of success of this suit is indeterminate and any amounts likely to be payable are unknown at this time.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2005 until September 30, 2005, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959).

ITEM 4.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the second quarter of our fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 22, 2005, Telecheck International Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas Marshall Division against the Corporation and the Corporation’s subsidiary LML Payment Systems Corp., in an action styled Telecheck International Inc. as plaintiff vs. LML Payment Systems Inc. and LML Payment Systems Corp. In the suit, Telecheck International Inc. alleges that the Corporation and its subsidiary, LML Payment Systems Corp., infringe U.S. Patent Nos. 5,679,938 and 5,679,940 and seeks damages, injunctive and other relief. We believe these allegations are without merit and intend to vigorously defend against them. At this time, the likelihood of success of this suit is indeterminate and any amounts likely to be payable are unknown at this time. See also Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies”.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Corporation’s Annual General Meeting of Shareholders held August 24, 2005 (the “Meeting”), the following proposals were adopted by shareholders of the Corporation (the “Shareholders”) by ordinary resolution: (1) to elect PATRICK H. GAINES, GREG A. MACRAE, L. WILLIAM SEIDMAN, ROBIN B. MARTIN and JACQUELINE PACE as directors of the Corporation for terms expiring at the Annual General Meeting of Shareholders in 2006, as described in the Corporation’s Information Circular and Proxy Statement for the Meeting; and (2) to appoint Grant Thornton LLP as auditor of the Corporation to hold office until the Annual General Meeting of Shareholders in 2006.

The number of shares cast for, against, withheld and spoiled, as well as the number of abstentions and broker non-votes as to each of these matters, are as follows:

	PROPOSAL	SHARES FOR	SHARES AGAINST	WITHHELD	SPOILED	ABSTENTIONS	BROKER NON-VOTES
Ordinary Resolutions:
1.	Election of Directors:
	a. Patrick H. Gaines	16,695,711	0	163,135	0	0	0
	b. Greg A. MacRae	16,721,405	0	137,441	0	0	0
	c. L. William Seidman	16,743,046	0	115,800	0	0	0
	d. Robin B. Martin	16,721,405	0	137,441	0	0	0
	e. Jacqueline Pace	16,721,361	0	137,485	0	0	0
2.	Appointment of Grant Thornton LLP, as Auditors	16,713,041	82,430	63,375	0	0	0

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

Date: November 4, 2005