Form 10-Q
period 2005-12-31
LML PAYMENT SYSTEMS INC
filed 2006-02-09
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares of the registrant's Common Stock outstanding as of January 20, 2006, was 20,186,094

LML PAYMENT SYSTEMS INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

INDEX
		Page
		Number

PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets at December 31, 2005	1
	(unaudited) and March 31, 2005

	Consolidated Statements of Operations and Deficit	2
	(unaudited) for the Three and Nine Months Ended
	December 31, 2005 and 2004

	Consolidated Statements of Cash Flows (unaudited) for the	3
	Three and Nine Months Ended December 31, 2005 and 2004

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial	8
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 6.	Exhibits	16

	SIGNATURE PAGE	17

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)

	December 31,	March 31,
	2005	2005
	$	$
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	4,383,934	6,061,821
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $46,145 and $31,155, respectively	439,025	508,625
Prepaid expenses	214,646	497,413

Total Current Assets	5,287,605	7,317,859

Capital Assets, net	236,776	508,981

Patents, net	1,094,428	1,202,188

Other Assets	30,102	41,055

TOTAL ASSETS	6,648,911	9,070,083

LIABILITIES

Current Liabilities
Accounts payable	1,007,576	620,006
Accrued liabilities	440,614	140,351
Accrued compensation	199,743	151,941
Current portion of long-term debt	35,185	48,323
Current deferred revenue	253,231	243,667

Total Current Liabilities	1,936,349	1,204,288

Long-term debt	-	23,469

Deferred revenue	8,460	-

Total Liabilities	1,944,809	1,227,757

Commitments & Contingencies (Note 5)

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000
shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 20,186,094
and 20,145,594 shares issued and outstanding, respectively	32,670,018	32,476,693

Contributed surplus	2,442,370	1,631,471
Deficit	(30,408,286)	(26,265,838)

Total Shareholders' Equity	4,704,102	7,842,326

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	6,648,911	9,070,083

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

Three Months Ended	Nine Months Ended
December 31	December 31

	2005	2004	2005	2004
	$	$	$	$

REVENUE	1,205,604	1,450,175	3,923,644	5,134,827

COSTS AND EXPENSES
Cost of operations	1,175,308	1,273,561	3,425,433	4,120,611
Sales, general and administrative expenses
(includes stock-based compensation
expense of $140,342 for three
months ended December 31, 2005
(three months ended December
31, 2004 - $158,593) and
$801,836 for nine months ended
December 31, 2005 (nine months
ended December 31, 2004- $1,330,330))	1,054,013	809,956	3,960,187	3,056,190
Amortization and depreciation	91,970	318,513	528,048	1,097,998
Other expenses (income)	1,209	(10,597)	229,793	(2,946)

LOSS BEFORE INTEREST INCOME, NET
AND INCOME TAXES	(1,116,896)	(941,258)	(4,219,817)	(3,137,026)

Interest income, net	25,046	31,129	99,032	53,468

LOSS BEFORE INCOME TAXES	(1,091,850)	(910,129)	(4,120,785)	(3,083,558)

Income taxes	7,840	32,586	21,663	82,678

NET LOSS	(1,099,690)	(942,715)	(4,142,448)	(3,166,236)

DEFICIT, beginning of period	(29,308,596)	(24,339,253)	(26,265,838)	(22,115,732)

DEFICIT, end of period	(30,408,286)	(25,281,968)	(30,408,286)	(25,281,968)

LOSS PER SHARE, basic and diluted	(0.06)	(0.05)	(0.21)	(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,176,453	20,130,817	20,156,209	20,006,618
Diluted	20,176,453	20,130,817	20,156,209	20,006,618

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

Three Months Ended	Nine Months Ended
December 31	December 31

	2005	2004	2005	2004
	$	$	$	$

Operating Activities:

Net Loss	(1,099,690)	(942,715)	(4,142,448)	(3,166,236)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
Provision for losses on accounts receivable	-	(7,335)	14,989	(3,204)
Amortization and depreciation	91,970	318,513	528,048	1,097,998
Stock-based compensation	140,342	158,593	801,836	1,330,330
Stock-based compensation – future
income taxes	3,640	28,386	9,063	60,078
Other	-	(12,606)	-	(11,845)

Changes in operating assets and liabilities
Restricted cash	-	50,000	-	50,000
Accounts receivable	32,042	(103,938)	54,611	204,038
Prepaid expenses	90,397	103,235	282,767	159,374
Accounts payable and accrued liabilities	149,928	(54,265)	735,635	(42,081)
Other assets	-	25,000	10,952	14,048
Deferred revenue	19,020	11,856	18,024	5,275

Net cash (used in) provided by operating activities	(572,351)	(425,276)	(1,686,523)	(302,225)

Investing Activities:
Maturity of short-term investments	-	-	-	183,561
Proceeds from disposal of capital assets	-	12,606	-	12,606
Capital asset expenditures	(65,495)	(27,739)	(139,322)	(90,565)
Patents	(8,549)	(1,384)	(8,760)	(25,264)

Net cash (used in) provided by investing activities	(74,044)	(16,517)	(148,082)	80,338

Financing Activities:
Payments on capital leases	(9,816)	(9,035)	(28,851)	(25,284)
Payments on long-term borrowing	(2,661)	(2,544)	(7,756)	(7,858)
Proceeds from long-term borrowing	-	-	-	22,635
Proceeds from exercise of stock options	151,000	685,244	193,325	1,813,222

Net cash provided by financing activities	138,523	673,665	156,718	1,802,715

(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(507,872)	231,872	(1,677,887)	1,580,828

Cash and cash equivalents, beginning of period	4,891,806	6,330,299	6,061,821	4,981,343

Cash and cash equivalents, end of period	4,383,934	6,562,171	4,383,934	6,562,171

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

        The consolidated balance sheet as of December 31, 2005, the consolidated statements of operations and deficit for the three months and nine months ended December 31, 2005 and 2004, and the consolidated statements of cash flows for the three months and nine months ended December 31, 2005 and 2004, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. The Corporation's consolidated balance sheet as of March 31, 2005, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959).

2.	Financial instruments

	a)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (March 31, 2005 - $250,000) against charge back losses.

	b)	Concentration of credit risk

During the three months ended December 31, 2005, revenue from the Corporation’s two largest customers amounted to approximately 38% of total revenue (three months ended December 31, 2004 – 29%). The amount of revenue from these customers amounted to approximately $455,132 (three months ended December 31, 2004 - $415,141). During the nine months ended December 31, 2005, revenue from the Corporation’s two largest customers amounted to approximately 35% of total revenue (nine months ended December 31, 2004 – 25%). The amount of revenue from these customers amounted to approximately $1,358,879 (nine months ended December 31, 2004 - $1,271,695). The Corporation may be economically dependent on revenue from these customers. On March 31, 2004, one of the Corporation’s largest customers notified the Corporation that its contract would not be extended and, therefore, the Corporation ceased providing services to this customer on May 31, 2004. The customer did not account for any revenue in the nine months ended December 31, 2005 (nine months ended December 31, 2004 – 8%).

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

        During the nine months ended December 31, 2005, the Corporation granted 175,000 stock options under the Corporation’s 1996 Stock Option Plan and 75,000 stock options under the 1998 Stock Incentive Plan. The weighted average fair value for these stock options is $2.35. The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $140,342 for the three months ended December 31, 2005 and $801,836 for the nine months ended December 31, 2005. During the nine months ended December 31, 2005, 50,000 stock options were terminated upon the departure of an employee. The fair value for the stock option grants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 3.12%; Expected volatility of 65.5%; Expected life of the stock options of 4 years; and No dividend yields.

        During the nine months ended December 31, 2004, the Corporation granted 485,000 stock options under the Corporation’s 1996 Stock Option Plan and 150,000 stock options under the 1998 Stock Incentive Plan. The weighted average fair value of the 635,000 stock options granted during the nine months ended December 31, 2004 range from a low of $3.07 to a high of $4.44. The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $158,593 for the three months ended December 31, 2004 and $1,330,330 for the nine months ended December 31, 2004. The fair value for the stock option grants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 4.07% for 560,000 of the stock option grants and 4.35% for 75,000 of the stock option grants;

Expected volatility of 78.9% to 79.6%;

Expected life of the 560,000 stock option grants of 4 years and 6 years for the 75,000 stock option grants;

No dividend yields.

        The pro-forma disclosure below relates to stock options granted prior to April 1, 2003 that have vested in the periods presented below. The pro forma compensation expense recorded during the three months and nine months ended December 31, 2005 and 2004 represents the amortization of previously issued stock options. These previously issued options are amortized to pro forma compensation expenses as the options vest.

Three Months	Nine Months
Ended December 31	Ended December 31

		2005	2004	2005	2004
		$	$	$	$

Net loss, as reported		(1,099,690)	(942,715)	(4,142,448)	(3,166,236)

Add:	Stock-based compensation
	expense included in reported
	net loss, including related
	tax effects	143,982	186,979	810,899	1,390,408

Less:	Total stock-based
	compensation expense
	determined under fair
	value method for all awards,
	including related tax effects	(143,982)	(379,400)	(810,899)	(2,149,654)

Pro forma net loss:		(1,099,690)	(1,135,136)	(4,142,448)	(3,925,482)

Basic and diluted loss per common share:
As reported		(0.06)	(0.05)	(0.21)	(0.16)
Pro forma		(0.06)	(0.06)	(0.21)	(0.20)

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

        During the nine months ended December 31, 2005, a former consultant to the Corporation filed a response to a demand for arbitration filed by the Corporation. The Corporation is involved in a dispute with the former consultant relating to the payment of finders fees with respect to certain acquisitions made by the Corporation in the fiscal years ended March 31, 2000 and March 31, 2001. The Corporation initiated arbitration proceedings pursuant to the terms of the finder’s fee agreement between the former consultant and the Corporation (the “Finder’s Fee Agreement”). The former consultant filed a counter claim in the arbitration proceedings alleging the Corporation breached the Finder’s Fee Agreement. During the nine months ended December 31, 2005, an arbitrator awarded the former consultant $155,656 in damages plus interest of $60,874 for an alleged breach by the Corporation in failing to issue additional shares of the Corporation as part of the former consultant’s finders fees with respect to certain acquisitions made by the Corporation in the fiscal years ended March 31, 2000 and March 31, 2001. The Corporation is also responsible for reimbursing certain arbitration costs to the former consultant totaling $10,248. The damages, interest and arbitration cost reimbursement have been recorded and reported as “other expenses” in the unaudited Consolidated Statements of Operations and Deficit for the nine months ended December 31, 2005. During the three months and nine months ended December 31, 2005, the Corporation filed a motion to modify the award granted by the arbitrator to the former consultant and have the award reversed. This motion was denied by the arbitrator. Subsequent to the three months and nine months ended December 31, 2005, the Corporation made the required payment for complete satisfaction of the award.

        During the nine months ended December 31, 2005, Telecheck International Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas Marshall Division against the Corporation and the Corporation’s subsidiary LML Payment Systems Corp., in an action styled Telecheck International Inc. as plaintiff vs. LML Payment Systems Inc. and LML Payment Systems Corp. In the suit, Telecheck International Inc. alleges that the Corporation and its subsidiary, LML Payment Systems Corp., infringe U.S. Patent Nos. 5,679,938 and 5,679,940 and seeks damages, injunctive and other relief. The Corporation believes these allegations are without merit and intends to vigorously defend against them. The likelihood of success of this suit is indeterminate and any amounts likely to be payable are unknown at this time. As such, no amounts have been recorded in the consolidated financial statements pertaining to this dispute for the three months and nine months ended December 31, 2005.

6.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles

        These financial statements are prepared using Canadian generally accepted accounting principles (“CDN GAAP”) which do not differ materially from United States generally accepted accounting principles (“U.S. GAAP”) as applied to these financial statements except as set out below:

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

Previously under U.S. GAAP, the Corporation accounted for its 1996 Stock Option Plan and 1998 Stock Incentive Plan under the principles of Accounting PrinciplesBoard Opinion No. 25 “Accounting for Stock Issued to Employees and related Interpretations” (“APB 25”). No compensation expense was recognized under APB 25, because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of the grant.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Unless the context otherwise requires, references in this report on Form 10-Q to the “Corporation”, “LML”, “we”, “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.'s direct subsidiaries include LML Corp., Legacy Promotions Inc. and LHTW Properties Inc. LML Corp.'s subsidiaries are LML Patent Corp. and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to dollars or “$” are to U.S. Dollars.

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

Results of Operations

Three Months Ended December 31, 2005 results compared to Three Months Ended December 31, 2004

Revenue

     Total revenue for the three months ended December 31, 2005 was approximately $1.2 million, approximately a 20% decrease from total revenue of approximately $1.5 million for the three months ended December 31, 2004. This decrease is primarily attributable to a decrease in revenue associated with our primary and secondary check collection business.

     Revenue from electronic check verification was approximately $282,000 for the three months ended December 31, 2005, approximately an 18.5% increase in revenue from electronic check verification of approximately $238,000 for the three months ended December 31, 2004. This increase is primarily attributable to an increase in existing customers utilizing our enhanced electronic check verification services. Our enhanced electronic check verification services provide customers with access to additional check databases for a higher per transaction fee.

     Revenue from our primary check collections business decreased approximately 40.7% from approximately $349,000 for the three months ended December 31, 2004 to approximately $207,000 for the three months ended December 31, 2005. The reduction in revenue from our primary check collections business was primarily attributable to an overall reduction in new returned check volume of approximately 27.6% provided to us for primary collection services. We believe this reduction may be attributable to better check verification services we are providing to some of our customers and fewer paper checks being processed by some of our customers. As well, during the three months ended December 31, 2004, the quantity of existing returned checks available for primary check collections included returned checks remaining from our former largest customer, 7-Eleven. Revenue from our secondary check collections business decreased approximately 20.9% from approximately $603,000 for the three months ended December 31, 2004 to approximately $477,000 for the three months ended December 31, 2005. The decrease in revenue from our secondary check collections business was partially attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery and partially attributable to a reduction in new returned check volume assigned for secondary recovery of approximately 9.1% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

     In light of these decreases in revenue from our primary and secondary check collections operations, we are presently evaluating our current business strategy in these areas of our business. We are reviewing options such as adjusting and/or re-positioning some of our services in this market which may include new marketing strategies which may include offerings of different financial payment processing products. Any new strategy may include acquiring complementary businesses, products or technologies, and/or divesting certain operations in whole or in part or discontinuing providing certain financial payment processing products or services currently being offered. See also Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Revenue from our licensing of certain payment software modules was nil for the three months ended December 31, 2005, compared to approximately $50,000 for the three months ended December 31, 2004.

     Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $105,000 for the three months ended December 31, 2005, versus approximately $65,000 for the three months ended December 31, 2004. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

     Revenue from licensing our patented intellectual property increased approximately $1,000 from approximately $29,000 for the three months ended December 31, 2004 to approximately $30,000 for the three months ended December 31, 2005.

     During the three months ended December 31, 2005, revenue from and associated with our two largest customers amounted to approximately 37.9% of total revenue as compared to approximately 27.7% of total revenue for the three months ended December 31, 2004. We may be economically dependent on revenue from these customers.

Costs of operations

     Costs of operations decreased from approximately $1.3 million for the three months ended December 31, 2004, to approximately $1.2 million for the three months ended December 31, 2005, a decrease of approximately 7.7% . Costs of operations consist of transaction processing costs, transaction processing personnel, equipment related costs and telecommunication costs. The decrease was primarily attributable to certain cost reductions such as transaction processing costs, transaction processing personnel and telecommunication costs associated with an overall reduction in returned check volume provided to us for primary collection services.

Sales, general and administrative expenses

     Sales, general and administrative expenses consist primarily of professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002, stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses increased to approximately $1.1 million from approximately $810,000 for the three months ended December 31, 2005 and 2004, respectively, an increase of approximately $290,000 or approximately 35.8%. Sales, general and administrative expenses include stock-based compensation expense of approximately $140,000 for the three months ended December 31, 2005 and approximately $159,000 for the three months ended December 31, 2004. The increase in sales, general and administrative expenses is primarily attributable to an increase in legal fees of approximately $360,000 from approximately $85,000 for the three months ended December 31, 2004 to approximately $445,000 for the three months ended December 31, 2005 offset by a decrease in professional fees, including auditing and accounting fees, of approximately $120,000 resulting from a reduction in certain costs associated with our continuing compliance with the Sarbanes-Oxley Act of 2002. The increase in legal fees is primarily attributable to an increase in costs associated with the patent infringement suit we filed during the fiscal year ended March 31, 2005. See also Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Amortization and depreciation

     Amortization and depreciation decreased to approximately $92,000 from approximately $319,000 for the three months ended December 31, 2005 and 2004, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years’ acquisitions, which had become fully depreciated.

Other expenses

     During the three months ended December 31, 2005 we had other expenses of approximately $1,200 compared to other income of approximately $11,000 for the three months ended December 31, 2004. The other income for the three months ended December 31, 2004 was primarily attributable to a gain on disposal of a capital asset of approximately $13,000.

Interest

     Interest expense increased to approximately $5,900 from approximately $2,000 for the three months ended December 31, 2005 and 2004, respectively. Interest income decreased to approximately $31,000 from approximately $33,000 for the three months ended December 31, 2005 and 2004, respectively.

Net Loss

     Net loss increased to approximately $1.1 million from approximately $943,000 for the three months ended December 31, 2005 and 2004, respectively, an increase of approximately $157,000. The increase was primarily attributable to an increase in legal fees of approximately $360,000 from approximately $85,000 for the three months ended December 31, 2004 to approximately $445,000 for the three months ended December 31, 2005 offset by a decrease in professional fees, including auditing and accounting fees, of approximately $120,000 resulting from a reduction in certain costs associated with our continuing compliance with the Sarbanes-Oxley Act of 2002.

Basic and diluted loss per share were both approximately ($0.06) for the three months ended December 31, 2005, as compared to approximately ($0.05) for the three months ended December 31, 2004.

Nine Months Ended December 31, 2005 results compared to Nine Months Ended December 31, 2004

Revenue

     Total revenue for the nine months ended December 31, 2005 was approximately $3.9 million, approximately a 23.5% decrease from total revenue of approximately $5.1 million for the nine months ended December 31, 2004. This decrease is primarily attributable to a decrease in revenue associated with our primary and secondary check collection business.

     Revenue from electronic check verification was approximately $850,000 for the nine months ended December 31, 2005, approximately a 10.2% increase in revenue from electronic check verification of approximately $771,000 for the nine months ended December 31, 2004. This increase is primarily attributable to an increase in existing customers utilizing our enhanced electronic check verification services. Our enhanced electronic check verification services provide customers with access to additional check databases for a higher per transaction fee.

     Revenue from our primary check collections business decreased approximately 53.8% from approximately $1.6 million for the nine months ended December 31, 2004 to approximately $740,000 for the nine months ended December 31, 2005. The reduction in revenue from our primary check collections business was primarily attributable to us no longer providing check recovery services to 7-Eleven, formerly our largest customer which was responsible for approximately 25.8% of revenue from our primary check collections business for the nine months ended December 31, 2004. Revenue from our secondary check collections business decreased approximately 25% from approximately $2.0 million for the nine months ended December 31, 2004 to approximately $1.5 million for the nine months ended December 31, 2005. The decrease in revenue from our secondary check collections business was partially attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery and partially attributable to a reduction in new returned check volume assigned for secondary recovery of approximately 36.8% for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004.

     In light of these decreases in revenue from our primary and secondary check collections operations, we are presently evaluating our current business strategy in these areas of our business. We are reviewing options such as adjusting and/or re-positioning some of our services in this market which may include new marketing strategies which may include offerings of different financial payment processing products. Any new strategy may include acquiring complementary businesses, products or technologies, and/or divesting certain operations in whole or in part or discontinuing providing certain financial payment processing products or services currently being offered. See also Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Revenue from our licensing of certain payment software modules was approximately $112,000 for the nine months ended December 31, 2005, compared to approximately $105,000 for the nine months ended December 31, 2004.

     Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $327,000 for the nine months ended December 31, 2005, versus approximately $197,000 for the nine months ended December 31, 2004. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

     Revenue from licensing our patented intellectual property increased approximately $5,000 from approximately $90,000 for the nine months ended December 31, 2004 to approximately $95,000 for the nine months ended December 31, 2005. During the nine months ended December 31, 2005, we entered into a patent license agreement with Select Payment Processing, Inc. The license agreement provides Select Payment Processing Inc. with a license to certain of our patents regarding electronic check conversion in the Direct Consumer Field (NACHA standard entry class code "POP"), including our U.S. Patent Nos. 5,484,988; 6,164,528 and 6,283,366.

     During the nine months ended December 31, 2005, revenue from and associated with our two largest customers amounted to approximately 34.8% of total revenue as compared to approximately 24.9% of total revenue for the nine months ended December 31, 2004. We may be economically dependent on revenue from these customers.

Costs of operations

     Costs of operations decreased from approximately $4.1 million for the nine months ended December 31, 2004, to approximately $3.4 million for the nine months ended December 31, 2005, a decrease of approximately 17.1% . Costs of operations consist of transaction processing costs, transaction processing personnel, equipment related costs and telecommunication costs. The decrease was primarily attributable to certain cost reductions such as transaction processing costs, transaction processing personnel and telecommunication costs associated with us no longer providing check authorization and recovery services to 7-Eleven.

Sales, general and administrative expenses

     Sales, general and administrative expenses consist primarily of professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002, stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences and public relations. Sales, general and administrative expenses increased to approximately $4.0 million from approximately $3.0 million for the nine months ended December 31, 2005 and 2004, respectively, an increase of approximately $1.0 million or approximately 25.0% The increase in sales, general and administrative expenses is primarily attributable to an increase in legal fees of approximately $1.4 million from approximately $236,000 for the nine months ended December 31, 2004 to approximately $1.6 million for the nine months ended December 31, 2005. The increase in legal fees is primarily attributable to an increase in costs associated with the patent infringement suit we filed during the fiscal year ended March 31, 2005 of approximately $1.3 million from approximately $82,000 for the nine months ended December 31, 2004 to approximately $1.4 million for the nine months ended December 31, 2005, and partially attributable to costs associated with the legal fees related to the arbitration proceedings between us and a former consultant and other legal fees associated with ordinary legal matters incidental to our business. The increase in sales, general and administrative expenses was partially offset by a decrease in stock-based compensation expense of approximately $498,000 from approximately $1.3 million for the nine months ended December 31, 2004 to approximately $802,000 for the nine months ended December 31, 2005. See also Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources”.

Amortization and depreciation

     Amortization and depreciation decreased to approximately $528,000 from approximately $1.1 million for the nine months ended December 31, 2005 and 2004, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years’ acquisitions, which had become fully depreciated.

Other expenses

     During the nine months ended December 31, 2005, we had other expenses of approximately $230,000 compared to other income of approximately $3,000 for the nine months ended December 31, 2004. The increase in other expenses is primarily attributable to the costs associated with an arbitrator’s decision to award a former consultant of ours approximately $156,000 in damages plus interest of approximately $61,000 for an alleged breach of ours in failing to issue additional common shares as part of our former consultant’s finders fees with respect to certain acquisitions made by us in the fiscal years ended March 31, 2000 and March 31, 2001. The arbitrator’s decision also included reimbursing certain arbitration costs to our former consultant totaling approximately $10,000. See also Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies”.

Interest

     Interest expense increased to approximately $8,000 from approximately $6,000 for the nine months ended December 31, 2005 and 2004 respectively. Interest income increased to approximately $107,000 from approximately $60,000 for the nine months ended December 31, 2005 and 2004, respectively. The increase in interest income was partially attributable to an increase in interest bearing cash investments and partially attributable to an increase in interest rates from an average of approximately 1.2% for the nine months ended December 31, 2004 to an average of approximately 2.8% for the nine months ended December 31, 2005.

Net Loss

     Net loss increased to approximately $4.1 million from approximately $3.1 million for the nine months ended December 31, 2005 and 2004, respectively, an increase of approximately $1.0 million. The increase was primarily attributable to an increase in legal fees of approximately $1.4 million from approximately $236,000 for the nine months ended December 31, 2004 to approximately $1.6 million for the nine months ended December 31, 2005 and an increase in other expenses of approximately $242,000 from other income of approximately $3,000 for the nine months ended December 31, 2004 to other expenses of approximately $239,000 for the nine months ended December 31, 2005. The increase in net loss was partially offset by a decrease in stock-based compensation expense of approximately $498,000 from approximately $1.3 million for the nine months ended December 31, 2004 to approximately $802,000 for the nine months ended December 31, 2005.

     Basic and diluted loss per share were both approximately ($0.21) for the nine months ended December 31, 2005, as compared to approximately ($0.16) for the nine months ended December 31, 2004.

Subsequent Business Developments

     Subsequent to the quarter end, we entered into a patent license agreement with ACH Direct, Inc. The license agreement provides ACH Direct, Inc. with a license to certain of our patents regarding electronic check conversion in the Direct Consumer Field (NACHA standard entry class code "POP"), including our U.S. Patent Nos. 5,484,988; 6,164,528 and 6,283,366.

Liquidity and Capital Resources

     Our liquidity and financial position consisted of approximately $3.4 million in working capital as of December 31, 2005, compared to approximately $6.1 million in working capital as of March 31, 2005. The decrease in working capital was primarily attributable to cash flows used in operating activities of approximately $1.7 million. Cash used in operating activities increased approximately $1.4 million from cash used in operating activities of approximately $302,000 for the nine months ended December 31, 2004 to cash used in operating activities of approximately $1.7 million for the nine months ended December 31, 2005. The increase in cash used in operating activities was primarily attributable to an increase in sales, general and administrative expenses (exclusive of the decrease in non-cash stock-based compensation expense of approximately $528,000) of approximately $1.4 million. Cash used in investing activities was approximately $148,000 for the nine months ended December 31, 2005 as compared to cash provided by investing activities of approximately $80,000 for the nine months ended December 31, 2004, an increase in cash used in investing activities of approximately $228,000. The increase in cash used in investing activities was primarily attributed to the maturity of short-term investments of approximately $184,000 during the nine months ended December 30, 2004 and partially attributable to an increase in capital asset expenditures of approximately $48,000 from approximately $91,000 for the nine months ended December 31, 2004 to approximately $139,000 for the nine months ended December 31, 2005. Cash provided by financing activities was approximately $157,000 for the nine months ended December 31, 2005 compared to approximately $1.8 million for the nine months ended December 31, 2004. The decrease in cash provided by financing activities was primarily due to the reduction in proceeds from exercise of options of our common stock of approximately $1.6 million from approximately $1.8 million during the nine months ended December 31, 2004 to approximately $193,000 during the nine months ended December 31, 2005.

     We anticipate the continued use of cash flows from operating activities in fiscal 2006. The cost of prosecuting a patent infringement claim against third parties can be expensive. During the nine months ended December 31, 2005, we incurred costs of approximately $1.4 million associated with the patent infringement suit we filed during the fiscal year ended March 31, 2005. We do not presently anticipate that we will continue to incur in future periods costs consistent with those incurred in the nine months ended December 31, 2005. However, no assurances can be made as to the level of costs that will be incurred in future periods with respect to patent infringement litigation and such costs may continue to be significant. Likewise, the cost of defending ourselves with respect to a patent infringement claim brought against us by third parties can be expensive. An affiliate of Telecheck Services Inc., one of the four companies we filed a patent infringement suit against, filed its own complaint against us for patent infringement. We intend to defend ourselves in this matter and anticipate spending substantial funds in our defense (see Part I, Item 2 - “Contingencies” and Part II, Item 1 -- “Legal Proceedings”). We believe that existing cash and cash equivalent balances should satisfy our working capital and capital expenditure requirements in fiscal 2006.

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

Contingencies

     We were involved in a dispute with a former consultant relating to the payment of finders fees with respect to certain acquisitions we made in the fiscal years ended March 31, 2000 and March 31, 2001. In October 2004 we initiated arbitration proceedings pursuant to the terms of the finder’s fee agreement between us and the former consultant (the “Finder’s Fee Agreement”). In June 2005 the former consultant filed a counter claim in the arbitration proceedings alleging we breached the Finder’s Fee Agreement. In September 2005 an arbitrator awarded the former consultant $155,656 in damages plus interest of $60,874 for an alleged breach by us in failing to issue additional common shares of ours as part of the former consultant’s finders fees with respect to certain acquisitions made by us in the fiscal years ended March 31, 2000 and March 31, 2001. We were also responsible for reimbursing certain arbitration costs to the former consultant totaling $10,248. The total of these costs were accrued and booked as an “other expense” in our second quarter financials of our fiscal 2006. During the third quarter of our fiscal 2006, we filed a motion to modify the award granted by the arbitrator to the former consultant and were seeking to have the award reversed. This motion was denied by the arbitrator. Subsequent to our third quarter ended December 31, 2005, we made the required payment for complete satisfaction of the award.

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

     From March 31, 2005 until December 31, 2005, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 14, 2005 (file no. 0-13959).

ITEM 4.	Controls and Procedures

     An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the third quarter of our fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

     In October 2004 we initiated arbitration proceedings pursuant to the terms of the finder’s fee agreement between us and the former consultant (the “Finder’s Fee Agreement”). In June 2005 the former consultant filed a counter claim in the arbitration proceedings alleging we breached the Finder’s Fee Agreement. In September 2005 an arbitrator awarded the former consultant $155,656 in damages plus interest of $60,874 for an alleged breach by us in failing to issue additional common shares of ours as part of the former consultant’s finders fees with respect to certain acquisitions made by us in the fiscal years ended March 31, 2000 and March 31, 2001. We were also responsible for reimbursing certain arbitration costs to the former consultant totaling $10,248. The total of these costs were accrued and booked as an “other expense” in our second quarter financials of our fiscal 2006. During the third quarter of our fiscal 2006, we filed a motion to modify the award granted by the arbitrator to the former consultant and were seeking to have the award reversed. This motion was denied by the arbitrator. Subsequent to the three months and nine months ended December 31, 2005, the Corporation made the required payment for complete satisfaction of the award.

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

ITEM 6.	Exhibits

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit
Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-
Q for the period ended September 30, 2000, of LML Payment Systems Inc. (File No. 0-13959)).

3.2	Bylaws (incorporated by reference to Exhibit 1.2 to the Annual Report on Form 20-F for the fiscal year ended
March 31, 1998, of LML Payment Systems Inc. (File No. 0-13959)).

3.3	Amendment to Bylaws of LML Payment Systems Inc. (incorporated by reference to Exhibit 3.3 to the Quarterly
Report on Form 10-Q for the period ended September 30, 2001, of LML Payment Systems Inc. (File No. 0-
13959)).

31(i).1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31(i).2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Controller and Chief Accounting Officer.

*	filed herewith

LML PAYMENT SYSTEMS INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By: /s/ Richard R. Schulz

Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: February 9, 2006