Form 10-K
period 2006-03-31
LML PAYMENT SYSTEMS INC
filed 2006-06-15
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 0-13959

LML PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Yukon Territory	###-##-####
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1680-1140 West Pender Street Vancouver, British Columbia Canada	V6E 4G1
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (604) 689-4440

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

    Large Accelerated Filed [ ]            Accelerated Filer [ X ]            Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).     Yes [ ] No [ X ]

As of September 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant held by non-affiliates based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ Capital Market, was approximately $101,123,797.

As of May 12, 2006, the Registrant had 20,204,594 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2006 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.
2006 FORM 10-K ANNUAL REPORT

	TABLE OF CONTENTS
PART I		Page
Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .	12

PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . .	13
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . .	26
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .	27
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Item 9B.	Other Information…………………………………………………………..	30

PART III
Item 10.	Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . .	31
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31
Item 13.	Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . .	31
Item 14.	Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . .	31

PART IV
Item 15.	Exhibits and Financial Statement Schedules . ……………………………	32

	SIGNATURE PAGE	34

PART I

ITEM 1. Business

    Unless the context otherwise requires, references in this report on Form 10-K to the “Company”, “LML,” “we,” “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.’s subsidiaries are LML Corp., Legacy Promotions Inc. and LHTW Properties, Inc. LML Corp’s subsidiaries are LML Patent Corp., and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to “$” are to United States (“U.S.”) Dollars. From time to time the Company has made and may continue to make written or oral “forward-looking statements” including those contained in this Annual Report on Form 10-K. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified below in Item 1A- “Risk Factors”.

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

    Our principal business strategy includes acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor.

    Another key element of our business strategy is the development of revenue streams from the licensing of our intellectual property, specifically, the licensing of the intellectual property associated with our four patents regarding electronic check processing.

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

    Electronic Check Authorization

    We maintain a database of consumer check-writing histories and have access to additional databases of consumer check-writing histories. We employ these databases to offer retail merchants protection against fraud through the electronic authorization of checks presented at the point-of-sale of participating merchants. Because many of our financial payment processing services are related, some participating merchants will pay a fee for authorization services, while others may receive electronic check authorization services as an “all-in-one” package in connection with other related services such as primary and secondary check collections. Electronic authorization is also an important feature included within our electronic check conversion services. When using our electronic check authorization service, a retail merchant typically swipes the paper check through a check reader that reads the account and bank information encoded on the bottom of the check in magnetic ink. This information is electronically transmitted to our data processing center for comparison against our check-writer databases and other third party databases. If the check-writer has current delinquent check-related debts, or if other proprietary fraud features are triggered, the retail merchant is notified by way of a coded response from our data processing center. The merchant must then decide whether to accept or decline the check.

    Our check authorization services are designed to be flexible so they may be adapted for a retail merchant’s particular needs. In some cases, consumer identification is cross-referenced to driver’s license information, social security number and other databases and linked to the frequency of recent check usage and the dollar amount of individual and cumulative transactions within specific periods of time.

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

    At subscribing merchant locations, a consumer’s check is swiped through a check reader which reads the bank routing and account information from the check and electronically transmits this information along with the sale amount to our data center for authorization through our check-writer databases and risk management algorithms. If approved, certain transaction information is captured and the merchant’s terminal automatically prints a sales receipt, which closely resembles a credit card receipt, to be signed by the consumer authorizing an electronic debit from the consumer’s bank account. The paper check can be returned to the consumer or destroyed as it has been converted to an electronic transaction. Each day from our data center, we originate Automated Clearing House transaction files which include electronic debits against consumer accounts and corresponding credits to retail merchant accounts. In some instances, consumer checks are electronically imaged by retailers at the point-of-sale. In these instances, the electronic image of the consumer check along with relevant transaction data is transmitted to our data center where the image of the check is archived. In the event the transaction is returned, i.e. 'NSF’, the image of the check is retrieved from archive and collection activities can be commenced.

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

    We employ proven IBM Mainframe hardware equipment for all of our electronic payment processing including electronic check authorization, electronic check re-presentment, electronic check conversion and credit, debit and EBT card switching. We also employ our proprietary processing software known as the Retail Electronic Payments System to process all electronic payment transactions. Our data center is operated by technical and support personnel on a 24 hour / 7 days a week basis. We maintain disaster recovery arrangements with IBM and various communication carriers. We continue to evaluate plans for construction of a second data center which will provide redundant and geographically separate processing capabilities which will enable an instantaneous redirection of all information technology services.

Sales and Marketing

    We market our financial payment processing services, including traditional check recovery, electronic check recovery, electronic check authorization, electronic check conversion and electronic fund transfer switching services, directly through an internal sales force which, at March 31, 2006, included three sales people, to medium and large retailers. Part of our business strategy has been to provide a suite of vertical check processing services to clients while also providing electronic authorization routing or switching services for other point-of-sale tender types such as credit card, debit card and EBT.

    Our business strategy also includes cross-selling electronic check processing solutions such as electronic check re-presentment and electronic check conversion to existing clients who may be receiving traditional check recovery services from us. We attempt to migrate our clients from traditional recovery services to electronic recovery services and to electronic check conversion services.

    In addition to the retail point-of-sale, recently approved National Automated Clearing House Association (“NACHA”) rules allow for the conversion of consumer checks from remittance lockbox operators. In fiscal 2003, we announced a partnership with CheckFree Corporation through which we provide and maintain key software technology for CheckFree’s accounts receivable check conversion product called PEP+ reACHTM. According to NACHA, in 2005 more than 1.6 billion consumer checks were converted at lockboxes, an increase of 71% over 2004. As a market entry into this industry segment, our strategy is to continue to support and maintain our obligations under our partnership agreement with CheckFree.

    We offer retailers electronic check conversion services at the point-of-sale. NACHA’s point-of-purchase (POP) rules went into effect in September 2000. The adoption rate of POP transactions for retailers has been lower than expected. Last year, it was estimated that 168 million POP transactions occurred at the retail point-of-sale, a 4% growth over the previous year. Some retailers have expressed implementation issues such as the cost of in-lane check imaging equipment and the requirement for consumer-signed authorization as possible reasons for the slower than expected adoption of POP.

    In May 2006 NACHA voting members approved new operating rules that will allow retailers and billers to take checks at the point-of-sale and convert eligible checks to ACH debits in the back-office. The process is known as 'back-office conversion’ or “BOC”. The new rules for BOC become effective in March 2007.

    We believe that BOC, which has similar rules and processes as that of 'accounts receivable conversion', or "ARC" transactions, may lead to increased adoption of electronic check processing by retailers. Accordingly, we are preparing to develop plans for a BOC solution for retailers.

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

Competition

    The financial payment processing market in which we operate is highly competitive and is characterized by changing technology, evolving industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence. Our competitors include other check authorization, collections, software development and guarantee firms offering some or all of the payment processing services offered by us, including electronic check authorization and collections, electronic check re-presentment and electronic check conversion. According to The Nilson Report issue #841 dated September 2005, there are at least 12 competing verification companies. We believe our largest competitors are eFunds (Scan), First Data’s TeleCheck Services, Certegy, Inc., Global Payments and ECHO’s XPRESSCHEX, Inc. In addition, we anticipate that entities within the related credit card and banking industry, which are both highly competitive, may provide competing electronic checking services in the future. Many of our competitors have greater technical, financial and marketing resources than us and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than us. There can be no assurance that our current products and services will not become obsolete or that we will have the financial, technical and marketing resources and support facilities to compete successfully in the future.

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

Intellectual Property

    We rely upon a combination of patent, trademark, copyright and trade secret law to establish and protect our trademarks, software and inventions. Our success will depend, in part, on our ability to protect and enforce intellectual property protection for the technology contained in our patents and the Retail Electronic Payment System. Certain unique aspects of our intellectual property are protected by patents. For example, U.S. Patent No. 5,484,988, owned by us, describes an electronic checkwriting point-of-sale system for consumer transactions that does not require the negotiation of a paper check. Moreover, our patent estate addresses, among other issues, the electronic submission of transactions through a centralized database and authorization system for approval electronically, electronic debiting of consumer bank accounts and electronic crediting of designated merchant accounts in real-time or off-line modes using the facilities of the Automated Clearing House Network or any competing network.

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

Employees

    There exists competition for personnel in the financial payment processing industry. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel. There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future. As of May 12, 2006, we had 57 full-time employees including three employees in sales and marketing and 11 employees in administration and finance. We also employ consultants to perform services for us from time to time.

Business Concentration

    During the fiscal year ended March 31, 2006, revenue from and associated with our largest customer amounted to approximately 29% of total revenue. In fiscal 2006, Dillon’s was our largest customer. We may be economically dependent on revenue from this customer. See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

    We maintain investor relations pages on our Internet website at http://www.lmlpayment.com. On these pages, we make available our annual, quarterly and other current reports filed or furnished with the SEC as soon as practicable. These reports may be reviewed or downloaded free of charge. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, write to the Corporate Secretary, LML Payment Systems Inc., Suite 1680, 1140 West Pender Street, Vancouver, BC V6E 4G1, and a copy of such requested document will be provided to you, free of charge.

ITEM 1A. Risk Factors

Introduction

    In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein could result in a significant adverse effect on our results of operations and financial condition and could cause our actual results of operations to differ materially from the results contemplated by the forward-looking statements contained in this report.

Acquisitions

    As part of our growth strategy, we have made business acquisitions in recent years and we expect to be an active business acquirer in the future. We anticipate that we will seek to acquire complementary businesses products and services in the future. The acquisition and integration of businesses involves a number of risks, including:
    -    The operations, technology and personnel of an acquired business may be difficult to integrate;
    -    An acquired business may not achieve anticipated revenues, earnings or cash flow;
    -    The allocation of management resources to complete a business acquisition may disrupt our day-to-day business.

    There can be no assurance that we will be able to fully integrate all aspects of an acquired business successfully or fully realize the potential benefits of any business combination.

The business in which we compete is highly competitive and there is no assurance that our current products and services will stay competitive or that we will be able to introduce new products and services to compete successfully.

    The financial payment processing market in which we operate is highly competitive and is characterized by rapid technological change, evolving industry standards, merchant requirements, pricing competition, rapid rates of product obsolescence, and rapid rates of new product introduction. Our market share is relatively small as compared to most of our competitors and many of our competitors have greater technical, financial and marketing resources than us and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than us. There can be no assurance that our current products and services will not become obsolete or that we will have the financial, technical and marketing resources and support facilities to compete successfully in the future. We believe that part of our success will depend on our ability to successfully market existing products, to acquire transaction volume, and to develop and introduce new products and services in addition to or as enhancements of existing products and services. However, there can be no assurance that we will be able to increase our transaction volume, develop and introduce new products and services in addition to, or as enhancements of, existing products and services or compete successfully in the future. If we lose customers, our business operations may be materially adversely affected, which could cause us to cease our business or curtail our business to a point where we are no longer able to generate sufficient revenue to fund operations. There is no assurance that our current products and services will stay competitive with those of our competitors or that we will be able to introduce new products and services to compete successfully in the future.

We may be unable to protect our intellectual property rights or others may claim that we are infringing on their intellectual property.

    Third parties have asserted patent infringement claims against our check authorization products in the past and others may assert these types of claims against these products, or any of our other products, in the future. Patent infringement claims can require us to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business and operating results. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from selling some of our products, services or technologies.

    Despite our efforts to protect our intellectual property rights , third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We may be required to expend significant resources to protect our trade secrets and monitor and police our intellectual property rights and these efforts may not be uniformly successful.

Our business is highly dependent on the efficient and uninterrupted operation of our computer network systems and data center, and any disruption or material breach of security of our systems could harm our business.

    Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data center. Any significant interruptions or security or privacy breaches in our facilities, computer networks and databases could harm our business and reputation, result in a loss of customers or cause inquiries and fines or penalties from regulatory or governmental authorities. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry or physical break-ins, computer viruses and hackers. The measures we have enacted, such as the implementation of security access and disaster recovery plans, may not be successful and we may experience problems other than system failures. We may also experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses.

We may not be able to attract, retain or integrate key personnel, which may prevent us from successfully operating our business.

    We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and have a material adverse impact upon our financial results.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse e ffect on our business and stock price.

     We are required to certify and report on our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered chartered accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. In order to achieve effective internal controls we may need to enhance our accounting systems or processes which could increase our cost of doing business. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business.

Estimates of future financial results are inherently unreliable.

    From time to time, the Company and its representatives may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, tax rates, acquisition expenses, capital expenditures, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions and judgments by management regarding the likelihood that certain possible future events will in fact occur. These assumptions and judgments are subject to significant uncertainties and shifting market dynamics, and, as a matter of course, many of them will prove to be incorrect. Further, events that may seem unlikely or relatively certain at the time a given prediction is made may in fact occur or fail to occur. Many of the factors that can influence the outcome of any prediction or projections are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned that any prediction, projection or other forward looking statement made by us should be considered current only as of the date made. Investors are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Company and our products and services, when evaluating our prospective results of operations.

Legislation or regulation could impair our ability to collect and use data, increase our operating costs or otherwise harm our business.

    Existing and new laws and regulations relating to consumer privacy protection could harm our ability to collect and use consumer data, increase our operating costs or otherwise harm our business. We collect personal data about consumers for use in our check authorization products. Due to increasing public concern over consumer privacy rights, Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. We are unable to predict whether more restrictive legislation or regulations will be adopted in the future. A material increase in the scope of these types of restrictions could impair the efficacy of our check authorization products.

We have a general history of losses and may not operate profitably in the future.

    We have incurred losses for the last five fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of March 31,  2006, our accumulated deficit was approximately $30,912,931. We believe that our planned growth and profitability will depend in large part on our ability to expand our client base. Accordingly, we intend to invest in marketing, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Demand for many of our products and services is sensitive to the level of consumer transactions generated by our customers, and accordingly, our revenues could be impacted negatively by a general economic slowdown or any other event causing a material slowing of consumer spending.

    A significant portion of our revenue is derived from transaction processing fees. Any changes in economic factors that adversely affect consumer spending and related consumer debt, or a reduction in check writing or credit and debit card usage, could reduce the volume of transactions that we process, and have an adverse effect on our business, financial condition and results of operations.

We have a long sales cycle for a significant number of our products and if we fail to close sales after expending significant time and resources to do so, our business, financial condition, and results of operations may be adversely affected.

    The implementation of some of our products often involves significant capital commitments by our customers. Potential customers generally require us to expend substantial time, effort and money educating them as to the value of our products and services. We incur substantial costs in order to obtain each new customer. We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our customers’ budgetary constraints or for other reasons. If we are unsuccessful in closing sales after expending significant funds and management resources or we experience delays, it could have a material adverse effect on our business, financial condition, and results of operations.

Failure to maintain existing contracts/customers

    Because a small number of customers have historically accounted for a substantial portion of our revenue, our revenue could be materially adversely a ffected if we are unable to retain customers.

    We have had in the past and may have in the future, a small number of customers that have accounted for a significant portion of our revenue. Our revenue could materially decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer.

Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

    Mergers, acquisitions and personnel changes at retailers and electronic funds transfer networks may adversely affect our business, financial condition and results of operations. The grocery store and supermarket industry continue s to consolidate, causing the number of grocery stores and supermarkets to decline. This consolidation could cause us to lose:

    -    current and potential customers; and

    -    market share if an entity resulting from a combination of our customers determines that it is more efficient to develop in-house products and services similar to ours or to use our competitors’ products and services .

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

    Office Space. As of May 12, 2006, we leased office space containing approximately 30,000 square feet of floor space for our operations. Our principal facilities include:

	Approximate	Lease
Location	Square Feet	Expiration Date	Description

Wichita, Kansas	10,000	December, 2006	Secondary Collection operations
Dallas, Texas	8,000	November, 2006	Primary Collection operations
Scottsdale, Arizona	5,000	January, 2011	Data Center operations
Dallas, Texas	3,500	November, 2006	Primary Collection operations
Vancouver, British Columbia	3,400	September, 2008	Administration

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

ITEM 3. Legal Proceedings

    On July 14, 2004 we filed suit in the U.S. District Court for the District of Delaware against four companies who provide equipment, systems and services that convert paper checks presented at the point-of-sale into electronic transactions. In the suit, we alleged that these four companies infringed certain of our U.S. patents and sought damages and injunctive and other relief for the alleged willful infringement of these patents. A federal judge had set a trial date of April 17, 2006 in this matter. In September 2004, one of the defendants filed a counterclaim for declaratory relief. The defendant was seeking a declaratory judgment that each of the patents-in-suit was invalid, unenforceable, not infringed by the defendant and that the court determine that this was an extraordinary and exceptional case and award the defendant it’s attorney’s fees and litigation expenses.

    In July 2005, Telecheck International Inc., an affiliate of one of the defendants in the Delaware litigation, filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas Marshall Division against us in an action styled Telecheck International Inc. as plaintiff vs. LML Payment Systems Inc. and LML Payment Systems Corp. In the suit, Telecheck International Inc. alleged that we infringed U.S. Patent Nos. 5,679,938 and 5,679,940 and sought damages, injunctive and other relief.

    In April, 2006 we settled our litigation with the defendants in the Delaware case. We granted licenses to the defendants in exchange for cash consideration that, in one case, involved a release fee of $400,000 for past transactions, a $200,000 standstill fee and an ongoing running royalty on future transactions with future royalty payments by this licensee being contingent upon the number of transactions conducted in the future. In other cases, the cash consideration we received was for a fully-paid up license to certain of our patents and was based on our receiving a lump-sum payment for past and future transactions. The lump-sum payment was based upon our estimation of each defendant’s past transactions and our estimation of the number of transactions each defendant would conduct over the remaining lifetime of our patents, less a discounted cash flow adjustment as a result of receiving all funds for estimated future transactions immediately. The total amount received for fully-paid up licenses was $15,400,000.

    In April 2006 we also settled the litigation filed against us for patent infringement by Telecheck International Inc., an affiliate of one of the defendants in the Delaware litigation. As part of the settlement we granted a fully paid-up license to certain of our patents and we received a fully-paid up license to certain of the Telecheck International Inc. patents and to certain other patents owned by First Data Corp.

    As part of our strategy to enforce our intellectual property rights with respect to our patent portfolio, we entered into a special fee arrangement with our legal counsel, Kirkland and Ellis, LLP, who represented us both as plaintiffs in the Delaware litigation and as defendants in the Telecheck International Inc. litigation in Texas. Under the terms of our special fee arrangement, we paid $7,100,000 to Kirkland and Ellis LLP.

    Prior to the fiscal year ended March 31, 2006, we were involved in a dispute with a former consultant relating to the payment of finders fees with respect to certain acquisitions made by us in the fiscal years ended March 31, 2000 and March 31, 2001. In October 2004 we initiated arbitration proceedings pursuant to the terms of the finder’s fee agreement between us and the former consultant (the “Finder’s Fee Agreement”). In June 2005, the former consultant filed a counter claim in the arbitration proceedings alleging we breached the Finder’s Fee Agreement. In September 2005, an arbitrator awarded the former consultant $155,656 in damages plus interest of $60,874 for an alleged breach by us in failing to issue additional shares of ours as part of the former consultant’s finders fees with respect to certain acquisitions we made in the fiscal years ended March 31, 2000 and March 31, 2001. We were also responsible for reimbursing certain arbitration costs to the former consultant totaling $10,248. The damages, interest and arbitration cost reimbursement totaling $226,778 have been recorded and reported as “other expenses” in the Consolidated Statements of Operations and Deficit for the fiscal year ended March 31, 2006. In October 2005, we filed a motion to modify the award granted by the arbitrator to the former consultant and have the award reversed. In November 2005, this motion was denied by the arbitrator. Consequently, we made the required payment in complete satisfaction of the award.

    In March 2006, a former employee of ours filed a complaint against us for breach of contract and wrongful termination in the Superior Court of the State of Arizona in and for the County of Maricopa. In the suit, the former employee alleges that we wrongfully reduced the former employee’s salary without requisite notice under an employment agreement between the former employee and us and wrongfully terminated the former employee without requisite notice and for acts that do not constitute cause under the aforementioned employment agreement. We believe that these allegations are without merit and do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market For Registrant's Common Equity and Related Stockholder Security Matters

    Our common stock is traded on the Nasdaq Stock Market’s Capital Market, which is the principal market for our common stock, and trades under the symbol "LMLP". Our common stock is neither listed nor traded on any foreign trading market. The following table sets forth the range of high and low prices for our common stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended March 31:		High	Low
		$	$
2006	1Q	5.80	4.05
	2Q	7.79	3.92
	3Q	8.35	5.35
	4Q	8.82	6.05

2005	1Q	6.95	5.41
	2Q	7.40	4.06
	3Q	5.50	4.17
	4Q	6.97	4.77

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

    The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

    -    Actual or anticipated fluctuations in our operating results;
    -    Financial or business announcements by us, our competitors or our customers;
    -    Announcements of the introduction of new or enhanced products and services by us or our competitors;
    -    Announcements of mergers, joint development efforts or corporate partnerships in the electronic commerce market;
    -    Market conditions in the banking, telecommunications, technology and emerging growth sectors;
    -    Rumors relating to our competitors or us; and
    -    General market or economic conditions.

    In addition, the U.S. stock markets have experienced significant price and volume fluctuations, which have particularly affected the trading price of equity securities of many technology companies.

Holders of Common Stock

    As of May 12, 2006, there were approximately 391 record holders of our common stock, with approximately 20,204,594 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

    Dividends

    Generally, dividends that are paid or credited by Canadian corporations to nonresident shareholders are subject to a nonresident tax of 25%. However, the Treaty provides that dividends paid by a Canadian corporation to a corporation resident of the U.S. with no permanent establishment in Canada, which owns at least 10% of our voting stock paying the dividend, are subject to the Canadian nonresident withholding tax of 5%. In all other cases, when a dividend is paid by a Canadian corporation to the beneficial owner resident in the U.S., the Canadian nonresident withholding tax is 15% of the amount of the dividend.

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

    The Treaty permits Canada to apply its domestic law rules for differentiating dividends from interest and other disbursements. Stock dividends are subject to the normal Canadian nonresident withholding tax rules on the amount of the dividend. The amount of a stock dividend is equal to the increase in our paidup capital by virtue of the dividend.

    Interest

    Generally, interest paid or credited to a nonresident is subject to a 25% Canadian withholding tax. If, at a time when interest has accrued but is not yet payable, the holder of the debt transfers it to a Canadian resident or, in certain circumstances, a nonresident who carries on business in Canada, part of the proceeds of the disposition may be considered to be interest for Canadian income tax purposes. Under the Treaty, the rate of withholding tax on interest paid to a U.S. resident is 10%. For Treaty purposes, interest means interest as defined by domestic Canadian income tax rules. The withholding tax applies to the gross amount of the interest payment.

    Capital Gains

    Non-residents are subject to Canadian income tax on dispositions of “taxable Canadian property.” Taxable Canadian property includes shares of a publicly traded Canadian corporation if, at any time during the preceding five years, the nonresident and persons with whom the nonresident did not deal at arm’s length owned at least 25% of the issued and outstanding shares of any class of stock.

    The applicable tax rate on capital gains realized by a nonresident is 18.06% for corporations and 21.46% for individuals. Under the Treaty, capital gains realized by a U.S. resident on the disposition of shares of a Canadian corporation are exempt from Canadian income tax, unless (i) the value of the shares is derived principally from Canadian real property, or (ii) the shares are effectively connected with a permanent Canadian establishment of such nonresident, the capital gains are attributable to such permanent establishment, and the gains are realized not later than twelve months after the termination of such permanent establishment.

Equity Compensation Plan Information

    The following table provides information as of March 31, 2006 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan and the 1998 Stock Incentive Plan:

	(A)	(B)	(C)

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders[1]	1,629,500	$5.32	2,266,967

1    These plans consist of: (i) the 1996 Stock Option Plan, and (ii) the 1998 Stock Incentive Plan

ITEM 6. Selected Financial Data

    The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. We have derived the statement of operations data for the fiscal years ended March 31, 2004, 2005 and 2006 and the balance sheet data as at March 31, 2005 and 2006 from the audited financial statements included elsewhere in this document. The statement of operations data for the fiscal years ended March 31, 2002 and 2003 and the balance sheet data as at March 31, 2002, 2003 and 2004 were derived from audited financial statements that are not included in this document. Historical results are not necessarily indicative of results to be expected for future periods.

Table of Selected Financial Data1
Year Ended March 31
(Presented under Canadian GAAP)
(Amounts in thousands, except per share data)

	2006	2005	2004	2003	2002
Statement of operations data:
Operating revenue	$5,458	$6,658	$8,740	$8,560	$9,081
Loss from continuing operations[2]	(4,647)	(4,150)	(2,316)	(2,963)	(5,181)
Discontinued operations[3]	-	-	588	(85)	(57)
Net loss2 and 4	(4,647)	(4,150)	(1,728)	(3,048)	(5,238)
Loss from continuing operations per share - basic	(.23)	(.21)	(.12)	(.15)	(.27)
Loss from continuing operations per share - diluted	(.23)	(.21)	(.12)	(.15)	(.27)
Net Loss per share - basic	(.23)	(.21)	(.09)	(.16)	(.27)
Net Loss per share - diluted	(.23)	(.21)	(.09)	(.16)	(.27)
Weighted average number of common shares outstanding - basic	20,164	20,012	19,606	19,495	19,249
Weighted average number of common shares outstanding - diluted	20,164	20,012	19,606	19,495	19,249
Balance sheet data:
Current assets	$4,753	$7,318	$6,713	$4,908	$5,760
Total assets[5]	6,078	9,070	9,759	11,553	20,919
Current liabilities	1,725	1,204	1,076	1,346	1,952
Long-term debt, less current portion	-	23	56	-	89

Table of Selected Financial Data1
Year Ended March 31
(Reconciliation As Adjusted for U.S. GAAP)
(Amounts in thousands, except per share data)

	2006	2005	2004	2003	2002
Statement of operations data:
Operating revenue	$5,458	$6,658	$8,740	$8,560	$9,081
Loss from continuing operations[2]	(4,647)	(4,150)	(2,316)	(2,963)	(5,181)
Discontinued operations[3]	-	-	588	(85)	(57)
Net loss before cumulative effect of accounting change	(4,647)	(4,150)	(1,728)	(3,048)	(5,238)
Loss from continuing operations per share basis	(.23)	(.21)	(.12)	(.15)	(.27)
Loss from continuing operations per share diluted	(.23)	(.21)	(.12)	(.15)	(.27)
Net loss before cumulative effect of accounting change per
share - basic	(.23)	(.21)	(.09)	(.16)	(.27)
Net loss before cumulative effect of accounting change per
share - diluted	(.23)	(.21)	(.09)	(.16)	(.27)
Cumulative effect of accounting change	-	-	-	(6,434)	-
Per share - basic	-	-	-	(.33)	-
Per share - diluted	-	-	-	(.33)	-
Net loss2 and 4	(4,647)	(4,150)	(1,728)	(9,482)	(5,238)
Per share - basic	(.23)	(.21)	(.09)	(.49)	(.27)
Per share - diluted	(.23)	(.21)	(.09)	(.49)	(.27)
Weighted average number of common shares outstanding - basic	20,164	20,012	19,606	19,495	19,249
Weighted average number of common shares outstanding - diluted	20,164	20,012	19,606	19,495	19,249
Balance sheet data:
Current assets	$4,753	$7,318	$6,713	$4,908	$5,760
Total assets[5]	6,078	9,070	9,759	11,553	20,919
Current liabilities	1,725	1,204	1,076	1,346	1,952
Long-term debt, less current portion	-	23	56	-	89

1 The financial information set forth in this table for the fiscal years ended March 31, 2002, 2003, 2004, 2005 and 2006 includes our accounts on a consolidated basis.
2 Loss from continuing operations and net loss for the fiscal years ended March 31, 2006, 2005 and 2004 include stock based compensation expenses of approximately $904,000, $1.5 million and $86,000, respectively, resulting from our adoption of new accounting standards requiring fair value accounting for all stock options issued during the year.
3 During the fiscal year ended March 31, 2004 we sold the Wildwood Estates property for gross proceeds of approximately $2.4 million. The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with our business strategy. The results of these discontinued operations have been reclassified in the statements of operations and deficit and cash flows for the years ended March 31, 2002, 2003 and 2004.
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

Forward Looking Information

    All statements other than statements of historical fact contained herein are forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipate", “believe”, “estimate”, “intend", "project", "potential” or “expect” or similar statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing our services, the volume and total value of transactions processed by merchants utilizing our services, the technological adaptation of electronic check conversion end-users, the renewal of material contracts in our business, our ability to anticipate and respond to technological changes, particularly with respect to financial payments and e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against us, and the cost of protecting our intellectual property. Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of our operations in the future may vary widely due to technological changes, increased competition, new government regulation or intervention in the industry, general economic conditions and other risks described elsewhere in this Annual Report on Form 10-K. See Part I, Item 1A- “Risk Factors”. Accordingly, the actual results of our operations in the future may vary widely from the forward-looking statements included herein. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

Results of Operations

Fiscal year 2006 compared to Fiscal year 2005

    Revenue

    Total revenue for fiscal year 2006 was approximately $5.5 million, approximately a 17.9% decrease over total revenue of approximately $6.7 million for fiscal year 2005. This decrease is primarily attributable to a decrease in revenue associated with our primary and secondary check collection business.

    Revenue from electronic check verification increased approximately 10% from approximately $1.0 million for fiscal year 2005 to approximately $1.1 million for fiscal year 2006. This increase is primarily attributable to an increase in existing customers utilizing our enhanced electronic check verification services. Our enhanced electronic check verification services provide customers with access to additional check databases for a higher per transaction fee.

    Revenue from our primary check collections business decreased approximately 50% from approximately $2.0 million for fiscal year 2005 to approximately $1.0 million for fiscal year 2006. The reduction in revenue from our primary check collections business was primarily attributable to us no longer providing check recovery services to 7-Eleven, formerly our largest customer which was responsible for approximately 20% of revenue from our primary check collections business for the fiscal year 2005. Revenue from our secondary check collections business decreased approximately 18.5% from approximately $2.7 million for fiscal year 2005 to approximately $2.2 million for fiscal year 2006. The decrease in revenue from our secondary check collections business was partially attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery and partially attributable to a reduction in new returned check volume assigned for secondary recovery of approximately 27.4% for fiscal year 2006 as compared to fiscal year 2005.

    In light of these decreases in revenue from our primary and secondary check collections operations, we are presently evaluating our current business strategy in these areas of our business. We are reviewing options such as adjusting and/or re-positioning some of our services in this market, which may include new marketing strategies including offerings of different financial payment processing products. Any new strategy may include acquiring complementary businesses, products or technologies, and/or divesting certain operations in whole or in part or discontinuing providing certain financial payment processing products or services currently being offered. See also “Liquidity and Capital Resources”.

    Revenue from our licensing of certain payment software modules was approximately $162,000 for fiscal year 2006, compared to approximately $105,000 for fiscal year 2005.

    Revenue from royalties received from Checkfree pertaining to their marketing of the PEP+ reACHTM product was approximately $413,000 for fiscal year 2006, compared to approximately $267,000 for fiscal year 2005. We believe future royalties are dependent upon the continued successful marketing by Checkfree Corporation of the PEP+ reACH™ product. According to the Nilson Report issue #847 dated December 2005, checks written at retailers have been decreasing as a percentage of overall payments primarily as a result of increases in credit and debit card transactions. We expect this trend to continue, making it more expensive (on a per item basis) for retailers to process paper check items. We also believe that as more consumer payments migrate to credit and debit cards, those consumers who continue to use checks may present a higher degree of risk to merchants and retailers thus making our check authorization services valuable to merchants and retailers.

    We believe that retailers may be attracted to the cost savings that electronic check conversion processes can provide over paper check transactions.

    We believe that the number of electronic check transactions will continue to increase and believe that such increases will provide continued revenue opportunities for us. According to NACHA, accounts receivable check conversion, referred to by many as ARC, grew 71% last year to over 1.6 billion transactions. We believe that the potential for the ARC market is much larger than current processing levels. Our partnership with Checkfree Corporation and their marketing of the PEP+ reACHTM product to banks, financial institutions and other organizations who currently provide paper lockbox services to clients, represents an important growth opportunity for us.

    Revenue from licensing our patented intellectual property increased by approximately 22.5% from approximately $120,000 for fiscal year 2005 to approximately $147,000 for fiscal year 2006. We expect that revenue from licensing our intellectual property may fluctuate significantly from year to year and we cannot give any assurance as to the level of licensing revenue that will be realized in future periods.

    We continue to actively seek to license our patent estate and have received various levels of interest from entities regarding licensing arrangements. Our goal is to negotiate long-term arrangements based upon favourable financial terms while at the same time preparing to enforce the rights granted to us under our patent estate. We now have six licensees of our patents and expect to license other businesses processing electronic check transactions at the point-of-sale and in other fields. While we have not fully quantified the results of successfully licensing our patent estate, we expect that licensing arrangements would have a significant positive impact upon our future financial performance.

    Costs of operations

    Costs of operations consist of transaction processing costs, transaction processing personnel, equipment related costs and telecommunication costs. Costs of operations decreased from approximately $5.3 million in fiscal year 2005 to approximately $4.6 million in fiscal year 2006, a decrease of approximately 13.2%. The decrease was primarily attributable to certain cost reductions such as transaction processing costs, transaction processing personnel and telecommunication costs associated with us no longer providing check authorization and recovery services to 7-Eleven, our former largest customer. For fiscal year 2006, costs of operations as a percentage of revenue increased to approximately 83.6% compared to approximately 79.1% for fiscal year 2005. Costs of operations were approximately $1.1 million in the first quarter, approximately $1.1 million in the second quarter, approximately $1.2 million in the third quarter and approximately $1.2 million in the fourth quarter.

    Sales, general and administrative expenses

    Sales, general and administrative expenses consist primarily of professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002, stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, and public relations. Sales, general and administrative expenses increased to approximately $4.8 million from approximately $4.0 million for the fiscal year 2006 and 2005, respectively, an increase of approximately $800,000 or approximately 20%. The increase in sales, general and administrative expenses is primarily attributable to an increase in legal fees of approximately $1.4 million from approximately $381,000 for fiscal year 2005 to approximately $1.8 million for fiscal year 2006. The increase in legal fees is primarily attributable to an increase in costs associated with the patent infringement suit we filed during fiscal year 2005 of approximately $1.3 million from approximately $176,000 for fiscal year 2005 to approximately $1.5 million for fiscal year 2006, and partially attributable to costs associated with the legal fees related to the arbitration proceedings between us and a former consultant and other legal fees associated with ordinary legal matters incidental to our business. The increase in sales, general and administrative expenses was partially offset by a decrease in stock-based compensation expense of approximately $600,000 from approximately $1.5 million for fiscal year 2005 to approximately $904,000 for fiscal year 2006. See also “Liquidity and Capital Resources”.

    Amortization and depreciation

Amortization on intangibles increased to approximately $157,000 for fiscal year 2006 from approximately $147,000 for fiscal year 2005. Depreciation expenses relating to our system software and other software decreased to approximately $247,000 for fiscal year 2006 from approximately $1.0 million for fiscal year 2005. Depreciation expense for capital assets decreased to approximately $213,000 for fiscal year 2006 from approximately $263,000 for fiscal year 2005. The decreases in depreciation expenses were primarily attributable to certain capital assets, which were acquired through previous years’ acquisitions, becoming fully depreciated during fiscal year 2006.

     Other expenses (income)

    During the fiscal year 2006 we had other expenses of approximately $241,000 compared to approximately $4,000 for fiscal year 2005. The increase in other expenses is primarily attributable to the costs associated with an arbitrator’s decision to award a former consultant of ours approximately $156,000 in damages plus interest of approximately $61,000 for an alleged breach of ours in failing to issue additional common shares as part of our former consultant’s finders fees with respect to certain acquisitions made by us in the fiscal years ended March 31, 2000 and March 31, 2001. The arbitrator’s decision also included reimbursing certain arbitration costs to our former consultant totaling approximately $10,000. See also Part I, Item 3 -“Legal Proceedings”.

    Interest income, net

    Interest expense increased to approximately $10,000 in fiscal year 2006 compared to approximately $8,000 in fiscal year 2005. Interest income for fiscal year 2006 increased to approximately $142,000 from approximately $90,000 for fiscal year 2005. The increase in interest income was primarily attributed to an increase in interest rates from an average of approximately 1.74% in fiscal year 2005 to approximately 3.00% in fiscal year 2006.

    Income Taxes

    We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. At this time, we consider it more likely than not that the future tax assets will not be realized through future taxable income. Accordingly, a valuation allowance of 100% has been provided against these future tax assets at March 31, 2006 and 2005.

    Loss from continuing operations

    Loss from continuing operations was approximately $4.6 million for fiscal year 2006 and approximately $4.2 million for fiscal year 2005. Loss from continuing operations per both basic and diluted shares was approximately ($0.23) for fiscal year 2006, as compared to approximately ($0.21) for fiscal year 2005.

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

    We ceased providing check authorization and recovery services to 7-Eleven, formerly our largest customer, on May 31, 2004. Revenue from 7-Eleven directly attributable to this contract amounted to approximately 23% of our total revenue in fiscal 2004 and represents approximately $1.6 million or approximately 80% of the total decrease in revenue for the fiscal year 2005 versus the fiscal year 2004. We believe that replacement revenue may come from sales of our electronic check verification, recovery and electronic check conversion products and services to existing and new merchant clients, the licensing of our patented technology regarding electronic check processing and royalties from software licensing agreements. Failure to successfully replace some or all of this revenue could have a material adverse effect on our liquidity, capital resources or results of operations.

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

    Sales, general and administrative expenses

    Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses increased to approximately $4.0 million from approximately $2.6 million for the fiscal year 2005 and 2004, respectively, an increase of approximately $1.4 million or approximately 53.8%. The increase was primarily attributable to an increase in stock-based compensation expense of approximately $1.4 million from approximately $86,000 in fiscal 2004 to approximately $1.5 million in fiscal 2005. In fiscal year 2004, we adopted new accounting standards that require fair value accounting for all stock options issued effective fiscal 2004. The total fair value stock compensation is amortized over the vesting period resulting in a stock-based compensation expense. The increase in sales, general and administrative expenses were also partially attributable to increases in professional fees, including auditing and accounting fees, of approximately $410,000 associated with the continuing compliance with the Sarbanes-Oxley Act of 2002 offset by lower costs associated with the reduction of personnel and reduced general corporate expenses.

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

Liquidity and Capital Resources

    Our liquidity and financial position consisted of approximately $3 million in working capital as of March 31, 2006 compared to approximately $6.1 million in working capital as of March 31, 2005. The decrease in working capital was primarily attributable to cash used in operating activities of continuing operations of approximately $2.4 million. Cash used in operating activities of continuing operations increased approximately $1.6 million from approximately $778,000 for fiscal year 2005 to approximately $2.4 million for fiscal year 2006. The increase in cash used in operating activities of continuing operations was primarily attributable to an increase in sales, general and administrative expenses (exclusive of the decrease in non-cash stock-based compensation expense of approximately $596,000) of approximately $1.3 million. Cash used in investing activities was approximately $200,000 for fiscal year 2006 as compared to cash provided by investing activities of approximately $60,000 for fiscal year 2005, an increase in cash used in investing activities of approximately $260,000. The increase in cash used in investing activities was primarily attributed to the maturity of short-term investments of approximately $184,000 during fiscal year 2005 and partially attributable to an increase in capital asset expenditures of approximately $47,000 from approximately $105,000 for fiscal year 2005 to approximately $152,000 for fiscal year 2006. Cash provided by financing activities was approximately $184,000 for fiscal year 2006 compared to approximately $1.8 million for fiscal year 2005. The decrease in cash provided by financing activities was primarily due to the reduction in proceeds from exercise of options of our common stock of approximately $1.6 million from approximately $1.8 million for fiscal year 2005 to approximately $233,000 for fiscal year 2006.

    We anticipate positive cash flows from our operating activities in fiscal 2007. Subsequent to our fiscal year 2006, we entered into separate settlement and license agreements with the companies whom we had filed suits against in our fiscal year 2005. The consideration we initially received from these settlement and license agreements was $16,000,000 of which $7,100,000 was paid pursuant to our special fee arrangement we entered into with our legal council, Kirkland & Ellis LLP. We believe the net consideration of $8,900,000 in addition to further consideration we anticipate receiving from future running royalties pursuant to one of the settlement and license agreements should provide positive cash flows from our operating activities in fiscal 2007 (see Part I, Item 3 - “Legal Proceedings”). Consequently, we believe that this consideration combined with our existing cash and cash equivalent balances should satisfy our working capital and capital expenditure requirements in fiscal 2007.

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

Contingencies

    In March 2006, a former employee of a subsidiary of the Corporation filed a complaint against us for breach of contract and wrongful termination in the Superior Court of the State of Arizona in and for the County of Maricopa. In the suit, the former employee alleges that the subsidiary of the Corporation wrongfully reduced the former employee’s salary without requisite notice under the employment agreement between the former employee and us and wrongfully terminated the former employee without requisite notice and for acts that do not constitute cause under the aforementioned employment agreement. We believe that these allegations are without merit and do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

Contractual Obligations

    In our prior fiscal year 2005, we entered into a two year financing arrangement with De Lage Financial Services Canada Inc. for funding a software enhancement renewal fee. In our prior fiscal year 2004, we entered into a three year lease agreement with IBM Credit Corporation to finance an equipment purchase.

    The following table summarizes our significant contractual obligations and commitments as of March 31, 2006 (in thousands):

	Payments due by: (in thousands)
		Less than	1 to 3	4 to 5	More than
	Total	1 year	years	years	5 years

Long-Term Debt Obligations	$ 2	$ 2	$ -	$ -	$ -
Capital Lease Obligations	21	21	-	-	-
Operating Lease Obligations	758	277	398	83	-
Purchase Obligations	176	104	72	-	-

Total	$ 957	$ 404	$ 470	$ 83	$ -

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

    Valuation of Other Long-Lived Assets

    We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of our other long-lived assets, primarily our patents and our transaction processing software, equipment and other intangible assets, may warrant revision or may not be recoverable. When there are indications that such assets should be evaluated for possible impairment, we perform an impairment test in accordance with CICA Section 3063 and SFAS No. 144: “Accounting for the Impairment or Disposal of Long-Lived Assets”. In the opinion of management, our long-lived assets are appropriately valued as of March 31, 2006 and 2005.

    Stock Based Compensation

    We issue stock options to our employees and directors under the terms of our 1996 Stock Option Plan and our 1998 Stock Incentive Plan. Canadian GAAP previously provided two alternative methods of accounting for stock options under the terms and conditions we typically issue such options. Alternative one is to estimate the fair value of the stock option on the date of grant and recognize that value as an expense to operations over the stock option’s vesting period (“Alternative One”). Alternative two is to estimate the fair value of the stock option on the date of grant but only reflect the impact in a pro-forma disclosure setting forth compensation expense as if the fair value method was used in the Corporation’s financial statements and forego adjusting the consolidated statements of operations (“Alternative Two”). During the fiscal year 2004, CICA released revised transitional provisions for voluntary adoption of Alternative One. These provisions permit a prospective application of the Alternative One recognition provisions to accounting for stock options not previously accounted for at fair value, provided we elect to apply the Alternative One method to those stock options granted starting for our fiscal year 2004. We adopted these transitional provisions during our fiscal year 2004 and, therefore, stock options granted during the fiscal years 2004, 2005 and 2006 have been recognized under Alternative One and presented as stock based compensation expense in our consolidated statements of operations. Stock options granted in previous fiscal years have continued to be accounted for under the Alternative Two method with stock based compensation expense reflected in a pro-forma disclosure. Stock options granted in future fiscal years will be accounted for under the Alternative One method with stock based compensation recognized as an expense to operations over the stock options’ vesting period.

    We determine the assumptions used in computing the fair value of the stock options by estimating the expected useful lives, giving consideration to the vesting periods, contractual lives, actual employee forfeitures and the relationship between the exercise price and the historical market value of our common stock, among other factors. The risk-free interest rate is the federal government zero-coupon bond rate for the relevant expected life. The fair value of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model.

    Future Income Taxes and Valuation Allowance

    Future income taxes reflect the net tax effects of temporary differences between the carrying amount of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We assess the likelihood that our future tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based on various factors, including our cumulative losses for the past years and estimates of future profitability, we recorded a valuation allowance for the full amount of our net future tax assets. We will continue to monitor our estimate of future profitability and the likelihood of realizing our net future tax assets based on evolving business conditions.

Off-Balance Sheet Arrangements

    We do not currently have any off-balance sheet arrangements as such term is defined in Item 303(a) (4) of Regulation S-K.

Summary Quarterly Financial Data (Unaudited)

    The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2006 and March 31, 2005 (in thousands, except share data):

	Year Ended March 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$ 1,560	$ 1,158	$ 1,206	$ 1,534
Net loss	(1,078)	(1,964)	(1,100)	(505)
Basic net loss per common share	(.05)	(.10)	(.05)	(.03)
Diluted net loss per common share	(.05)	(.10)	(.05)	(.03)

	Year Ended March 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$ 2,094	$ 1,591	$ 1,450	$ 1,523
Net loss	(1,360)	(863)	(943)	(984)
Basic net loss per common share	(.07)	(.04)	(.05)	(.05)
Diluted net loss per common share	(.07)	(.04)	(.05)	(.05)

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2006, our marketable securities were recorded at a fair value of approximately $2.5 million, with an overall weighted average return of 4.17% and an overall weighted average life of less than three months. Our marketable securities have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (9% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.
    We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2006. The fair value of our debt approximates its carrying value. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

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

ITEM 9A. Controls and Procedures

    Our management, with the part icipation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form  10-K. The term “ disclosure controls and procedur e s,” as defined in Rules 13a-15(e) and 15d-15(e)  under the Securities Exchange Act of 1934, as amended (the “ Exchange Act” ), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the compa n y in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’ s rules and forms. Disclosure controls and procedures include, without limitation, controls and p rocedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’ s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumven t ion or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles ("GAAP"). It includes policies and procedures that:

    -    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

    -    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

    -    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management assessed the effectiveness of the Company’ s internal control over financial reporting as of March 31, 2006, based on the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“ COSO” ). Based on this assessme nt and those criteria, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2006.

    Management’ s assessment of the effectiveness of our internal control over financial reporting as of March 31, 200 6 has been audited by Grant Thornton, LLP, an Independent Registered Chartered Accounting Firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

    Based on the evaluation conducted by ma nagement, including the Chief Executive Officer and the Chief Accounting Officer, there were no changes in our internal controls during the fourth quarter ended March 31, 200 6 that have materially affected, or are reasonably likely to materially affect , ou r internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

Board of Directors and Shareholders of LML Payment Systems Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (included in Item 9a of the Form 10-K), that LML Payment Systems Inc. (“the Corporation”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that LML Payment Systems Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, LML Payment Systems Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LML Payment Systems Inc. and subsidiaries as of March 31, 2006 and 2005 and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended March 31, 2006 and 2005 and our report dated May 12, 2006 expresses an unqualified opinion on those financial statements.

Vancouver, Canada	/s/ GRANT THORNTON LLP
May 12, 2006	Chartered Accountants

ITEM 9B.     Other Information

     Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

    Information on our directors, executive officers, and audit committee, compliance with Section 16(a) of the Exchange Act and our code of ethics applicable to our Chief Executive Officer and Chief Accounting Officer will be contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2006, and is incorporated herein by reference.

ITEM 11.     Executive Compensation

    Information on compensation of our directors and executive officers will be contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2006, and is incorporated herein by reference.

ITEM 12.      Security Ownership of Cer tain Beneficial Owners and Management and Related Stockholder Security Matters

    Information on the securities ownership of certain beneficial owners and our management will be contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2006, and is incorporated herein by reference. Information required by Item 201(d) of Regulation S-K is set forth under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.     Certain Relationships and Related Transactions

    Information on certain relationships and related transactions will be contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2006, and is incorporated herein by reference.

 ITEM 14.     Principal Accountant Fees and Services

    Information regarding principal accountant fees and services will be contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2006, and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)   The foll owing documents are filed as part of this report:

     (1) Consolidated Financial Statements
Grant Thornton LLP, Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	……………………… F-1

Report of Ernst & Young LLP, Independ ent Registered Public Accounting Firm on Consolidated Financial Statements	……………………… F-2

Consolidated Balance Sheets at March 31, 2006 and 2005	……………………… F-3

Consolidated Statements of Operations for each of the three years ended March 31, 2006, 2005 a nd 2004	……………………… F-4

Consolidated Statements of Shareholders' Equity for each of the three years ended March 31, 2006, 2005 and 2004	……………………… F-5

Consolidated Statements of Cash Flows for each of the three years ended March 31, 2006, 2005 and 2004	……………………… F-6

Notes to Consolidated Financial Statements	……………………… F-7

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)   Exhibits:

Exhibit
Number	Description of Document

3.1 *	Restated Articles of Incorporation.

3.2 *	Bylaws of LML, as amended.

10.1	Form of employment agreement between Robert E. Peyton and Phoenix EPS, Inc. dated July 9, 2000 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the period ended March 31, 2003 of LML (File No. 0-13959).

10.2	Settlement and License Agreement between LML Payment Systems Inc. LML Patent Corp., and LML Payment Systems Corp. and TeleCheck Services, Inc., TeleCheck International, Inc. and First Data Corp. (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 3, 2006 of LML (file No. 0-13959)).

21 *	Subsidiaries of LML

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Grant Thornton LLP

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Accounting Officer.

_______
* filed herewith

LML PAYMENT SYSTEMS INC.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By:	/s/ Patrick H. Gaines
Patrick H. Gaines,
Chairman of the Board, Chief Executive Officer,
and President

Date: June 14, 2006

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

Signature	Title	Date

/s/ Patrick H. Gaines Patrick H. Gaines	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	June 14, 2006

/s/ Richard R. Schulz Richard R. Schulz	Controller (Principal Financial and Accounting Officer)	June 14, 2006

/s/ Gregory A. MacRae Gregory A. MacRae	Director	June 14, 2006

/s/ L. William Seidman L. William Seidman	Director	June 14, 2006

/s/ Jacqueline Pace Jacqueline Pace	Director	June 14, 2006

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

To the Shareholders
LML Payment Systems Inc.

We have audited the accompanying consolidated balance sheets of LML Payment Systems Inc. and subsidiaries as of March 31, 2006 and 2005 and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems Inc. and subsidiaries as of March 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005 in accordance with Canadian generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LML Payment Systems Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 12, 2006 expressed unqualified opinions on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 15 to the consolidated financial statements.

Vancouver, Canada May 12, 2006	/s/GRANT THORNTON LLP Chartered Accountants

Report of Independent Registered Public Accounting Firm

To the Shareholders of
LML Payment Systems Inc.

We have audited the consolidated statements of operations, shareholders' equity and cash flows for the year ended March 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended March 31, 2004 in accordance with Canadian generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, during the year ended March 31, 2004, the Corporation changed its method of accounting for stock-based compensation.

Vancouver, Canada June 8, 2006	/s/ERNST & YOUNG LLP Charted Accountants

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	March 31
	2006 $	2005 $

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3,691,632	6,061,821
Restricted cash (Note 4(a))	250,000	250,000
Accounts receivable, less allowances of $46,145 and $31,155, respectively	436,475	508,625
Prepaid expenses	374,887	497,413

Total current assets	4,752,994	7,317,859
PROPERTY AND EQUIPMENT (Notes 6 and 8)	201,036	508,981

PATENTS (Note 7)	1,093,392	1,202,188

OTHER ASSETS	30,102	41,055

Total assets	6,077,524	9,070,083

LIABILITIES
CURRENT LIABILITIES
Accounts payable	1,104,034	620,006
Accrued liabilities	338,527	292,292
Current portion of long-term debt (Note 8)	22,458	48,323
Current portion of deferred revenue	260,121	243,667

Total current liabilities	1,725,140	1,204,288

LONG TERM DEBT (Note 8)	-	23,469

DEFERRED REVENUE	10,985	-

Total liabilities	1,736,125	1,227,757

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY

CAPITAL STOCK Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding Common shares, no par value, 100,000,000 shares authorized, 20,194,094 and 20,145,594 issued and outstanding, respectively	32,710,018	32,476,693

CONTRIBUTED SURPLUS (Note 3)	2,544,312	1,631,471
DEFICIT	(30,912,931)	(26,265,83)

Total shareholders’ equity	4,341,399	7,842,326
Total liabilities and shareholders’ equity	6,077,524	9,070,083

SUBSEQUENT EVENTS (Note 14)

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In U.S. Dollars, except share data)

	Years ended March 31,

	2006	2005	2004
	$	$	$

REVENUE	5,458,029	6,658,103	8,740,230

COSTS AND EXPENSES
Cost of operations	4,600,766	5,339,080	6,465,747
Sales, general and administrative expenses (includes stock-based compensation expense of $903,778 (2005-$1,485,475; 2004-$85,918))	4,752,718	4,049,430	2,574,874
Amortization and depreciation	616,592	1,415,712	2,061,781
Other expenses (income)	241,453	3,681	(22,147)

LOSS FROM CONTINUING OPERATIONS
BEFORE INTEREST INCOME AND INCOME TAXES	(4,753,500)	(4,149,800)	(2,340,025)

Interest income, net	132,270	81,730	40,604

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(4,621,230)	(4,068,070)	(2,299,421)

Income taxes (Note 12)	25,863	82,036	16,800

LOSS FROM CONTINUING OPERATIONS	(4,647,093)	(4,150,106)	(2,316,221)
Discontinued operations (Note 5)	-	-	588,109

NET LOSS	(4,647,093)	(4,150,106)	(1,728,112)

(LOSS) EARNINGS PER SHARE, basic and diluted
Loss from continuing operations	(0.23)	(0.21)	(0.12)

Discontinued operations	-	-	0.03

Net loss	(0.23)	(0.21)	(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING,
basic and diluted (Note 9)	20,164,279	20,012,286	19,605,948

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)

	Common		Contributed
	Stock	Amount $	Surplus $	Deficit $	Total $

Balance as at March 31, 2003	19,593,061	30,350,561	-	(20,387,620)	9,962,941
Exercise of stock options	66,790	305,910	-	-	305,910
Stock-based compensation (Note 3)	-	-	85,918	-	85,918
Net loss	-	-	-	(1,728,112)	(1,728,112)

Balance as at March 31, 2004	19,659,851	30,656,471	85,918	(22,115,732)	8,626,657
Exercise of stock options	485,743	1,820,222	-	-	1,820,222
Stock-based compensation (Note 3)	-	-	1,485,475	-	1,485,475
Stock-based compensation-future income taxes	-	-	60,078	-	60,078
Net loss	-	-	-	(4,150,106)	(4,150,106)

Balance as at March 31, 2005	20,145,594	32,476,693	1,631,471	(26,265,838)	7,842,326
Exercise of stock options	48,500	233,325	-	-	233,325
Stock-based compensation (Note 3)	-	-	903,778	-	903,778
Stock-based compensation-future income taxes	-	-	9,063	-	9,063
Net loss	-	-	-	(4,647,093)	(4,647,093)

Balance as at March 31, 2006	20,194,094	32,710,018	2,544,312	(30,912,931)	4,341,399

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
	Years ended March 31
	2006 $	2005 $	2004 $

OPERATING ACTIVITIES:
Loss from continuing operations	(4,647,093)	(4,150,106)	(2,316,221)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Provisions for losses on accounts receivable	14,989	24,034	36,369
Amortization and depreciation	616,592	1,415,712	2,061,781
Stock-based compensation	903,778	1,485,475	85,918
Stock-based compensation -future income taxes	9,063	60,078	-
Other	-	(33,669)	45,107

Changes in operating assets and liabilities
Restricted cash	-	50,000	-
Accounts receivable	57,161	271,980	(309,624)
Prepaid expenses	122,526	(33,926)	61,689
Accounts payable and accrued liabilities	530,263	100,832	(107,037)
Other assets	10,953	14,048	205,820
Deferred revenue	27,439	17,938	(295,548)

Net cash used in operating activities of continuing operations	(2,354,329)	(777,604)	(531,746)

INVESTING ACTIVITIES:
Short term investments	-	183,561	(183,561)
Proceeds from disposal of capital assets	-	12,606	-
Acquisition of property and equipment	(152,096)	(104,836)	(136,059)
Patents	(47,755)	(31,679)	(7,306)

Net cash (used in) provided by investing activities of continuing operations	(199,851)	59,652	(326,926)

FINANCING ACTIVITIES:
Payments on capital leases	(38,874)	(34,028)	(107,826)
Payments on long-term borrowing	(10,460)	(10,399)	-
Proceeds from long-term borrowing	-	22,635	-
Proceeds from exercise of stock options	233,325	1,820,222	305,910

Net cash provided by financing activities of continuing operations	183,991	1,798,430	198,084

Net cash (used in) provided by continuing operations	(2,370,189)	1,080,478	(660,588)

Net cash provided by discontinued operations (Note 5)	-	-	2,158,241

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,370,189)	1,080,478	1,497,653

Cash and cash equivalents, beginning of year	6,061,821	4,981,343	3,483,690

Cash and cash equivalents, end of year	3,691,632	6,061,821	4,981,343

Supplemental disclosure of cash flow information:
Interest paid	10,041	8,346	4,111
Taxes paid	16,800	21,958	16,800

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

    The consolidated financial statements as at March 31, 2004, and for the year ended March 31, 2004, were reported on by another firm of chartered accountants who expressed an opinion without reservation on those statements in their report dated June 8, 2004.

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

    (f)    Property and Equipment

    Property and equipment are recorded at cost less accumulated depreciation. A straight-line method is used to depreciate the life of assets as follows:
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

    (h)    Long-lived Assets

    Capital assets, real property, and patents are reviewed for impairment when events indicate their carrying amount may not be recoverable from undiscounted cash flows estimated to be earned from future operations. An impairment charge, if any, is recorded in the statement of operations based on the difference in the asset’s book value and its fair value.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

    2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

    (i)    Revenue Recognition

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

    (j)    Income Taxes

    The liability method is used in accounting for income taxes. Under this method, income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and measured using the substantively enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided against net deferred tax assets when it is more likely than not those assets may not be realized.

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

    (l)    Stock-based Compensation Plans

    The Corporation has two stock-based compensation plans, described more fully in Note 10. Prior to the fiscal year beginning April 1, 2003, the Corporation did not recognize any stock-based compensation expense. Rather, the Corporation provided pro-forma disclosures setting forth compensation expense determined as if the fair value method had been used. Effective April 1, 2003, the Corporation adopted the fair value accounting provisions of CICA Handbook Section 3870 “Stock-based compensation and other stock-based payments” (“CICA 3870”) which corresponds to the fair value recognition provisions under the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”) for all stock-based compensation granted after April 1, 2003 (see note 3). Under this method, the fair value of the stock options at the date of grant is recognized as a charge to the Consolidated Statement of Operations and is amortized over the shorter of the remaining employee service period or the vesting period with the offsetting credit to contributed surplus. Upon the exercise of these options, any amounts originally credited to contributed surplus are or will be credited to capital stock.

    Any consideration paid by directors, officers and employees on the exercise of stock options or purchase of stock is credited to share capital.

    (m)     Foreign Exchange

    The functional currency of the Corporation is the U.S. dollar. The Corporation follows the temporal method of accounting for the translation of foreign currency amounts into U.S. dollars. Under this method, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date. Revenue and expense items are translated at average exchange rates prevailing during the year. Foreign exchange gains or losses that have been immaterial for fiscal 2006, 2005 and 2004 are reflected in the results of operations.

    (n)    Financial Instruments

    The Corporation’s financial instruments consist of cash and cash equivalents, restricted cash, short term investments, accounts receivable, accounts payable, and long-term debt, the fair values of which approximate their carrying values due to their short term nature. From time to time the Corporation purchases short-term investments including commercial paper. The principal objective of the Corporation’s investment activities is to provide maximum levels of interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation.

3.    CHANGE IN ACCOUNTING POLICIES

    Stock-based Compensation

    As described in Note 2(l), effective April 1, 2003, the Corporation prospectively early adopted CICA 3870 which corresponds to SFAS 123, as amended by SFAS 148, which requires fair value accounting for all stock options issued during the year. Prior to the adoption of the new accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

    The 250,000 stock options granted in the fiscal year ended March 31, 2006 (see Note 10), have a weighted average fair value of $2.35.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3.    CHANGE IN ACCOUNTING POLICIES (Continued)

    The total fair value stock compensation is amortized over the vesting period resulting in a stock compensation expense of $903,778 for the fiscal year ended March 31, 2006 (2005 - $1,485,475). The fair value for the 2006 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

    Risk-free interest rate of 3.12%;
    Expected volatility of 65.5%;
    Expected life of the stock options of 4 years; and
    No dividend yields.

    The 635,000 stock options granted in the fiscal year ended March 31, 2005, have a weighted average fair value of a range from a low of $3.07 to a high of $4.44.

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3.    CHANGE IN ACCOUNTING POLICIES (Continued)

	2006 $	2005 $	2004 $

Net loss, as reported	(4,647,093)	(4,150,106)	(1,728,112)

Add: Stock-based compensation expense included in reported net loss, including related tax effects	912,841	1,545,553	85,918

Less: Total stock-based compensation expense determined under fair value method for all awards, including related tax effects	(912,841)	(2,304,799)	(2,009,494)

Pro forma net loss:	(4,647,093)	(4,909,352)	(3,651,688)

Basic and diluted loss per common share:
As reported	(0.23)	(0.21)	(0.09)
Pro forma	(0.23)	(0.25)	(0.19)

4.    FINANCIAL INSTRUMENTS

    (a)    Restricted Cash

    Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (2005-$250,000) against charge back losses.

    (b)    Concentrations of Credit Risk and Economic Dependence

    During the fiscal year ended March 31, 2006, revenue from the Corporation’s largest customer amounted to approximately 29% of total revenue (2005-21%; 200413%). The amount of actual revenue from this customer amounted to approximately $1,553,567 (2005-$1,390,162; 2004-$1,146,219).

    On March 31, 2004, one of the Corporation’s largest customers notified the Corporation that its contract would not be extended and, therefore, the Corporation ceased providing services to this customer on May 31, 2004. The customer did not account for any revenue for the fiscal year ended March 31, 2006 (2005 6%; 2004-23%). The amount of actual revenue from this customer was NIL for the fiscal year ended March 31, 2006 (2005-$410,447; 2004-$2,046,250).

5.    DISCONTINUED OPERATIONS

    On June 18, 2003 the Corporation, through its subsidiary LHTW Properties Inc., sold its real property located in Wildwood, Florida. The decision to discontinue operations of this business segment, previously reported under the Residential Real Estate Operations segment, resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with the Corporation’s business strategy. The Corporation received gross proceeds of $2.4 million, less selling costs of $185,113, for net proceeds of $2,214,887. The Corporation has recorded a gain on the sale of $625,042 for the fiscal year ended March 31, 2004. There are no expected tax consequences to the Corporation as there are previously existing non-capital losses which the Corporation can apply this gain against. The results of these discontinued operations have been reclassified in the statements of operations and cash flows for the years ended March 31, 2006, 2005 and 2004. The results of operations of the discontinued operations are as follows:

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

5.    DISCONTINUED OPERATIONS (continued)

Consolidated Statements of Operations
	2006 $	2005 $	2004 $

Revenue	-	-	35,662

Net loss from discontinued operations	-	-	(36,933)
Net gain from sale of property (a)	-	-	625,042

Discontinued operations	-	-	588,109

(a) Assets included as part of the disposal group:
Real Property - Held for sale	June 18, 2003

Land held for resale	584,672
Common area land	803,554
Common area building	227,125

Total cost	1,615,351
Less: accumulated depreciation	36,846

Net book value	1,578,505

Capital assets:

Computer equipment	2,056
Furniture and fixtures	37,407

Total cost	39,463
Less: accumulated depreciation	28,123

Net book value	11,340

Total net book value	1,589,845

Net proceeds from sale of property	2,214,887

Net gain from sale of property	625,042

Consolidated Statements of Cash Flows
	2006 $	2005 $	2004 $
Cash flows provided by (used in) discontinued operations
Operating activities	-	-	(56,646)
Investing activities	-	-	2,214,887

Net cash provided by discontinued operations	-	-	2,158,241

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

6.    PROPERTY AND EQUIPMENT

		2006

	Cost	Accumulated Amortization and Depreciation	Net Book Value $

Computer equipment	1,275,997	1,217,452	58,545
Computer software	1,042,288	990,351	51,937
Furniture and fixtures	288,692	288,692	-
Leasehold improvements	254,873	231,115	23,758
Office equipment	603,368	575,213	28,155
Vehicles	75,277	64,541	10,736
Website & trademarks	38,186	34,031	4,155
System & software	6,800,841	6,777,091	23,750

Total cost	10,379,522	10,178,486	201,036

		2005

	Cost	Accumulated Amortization and Depreciation	Net Book Value $

Computer equipment	1,259,308	1,077,500	181,808
Computer software	1,004,167	956,900	47,267
Furniture and fixtures	288,692	288,178	514
Leasehold improvements	209,874	195,722	14,152
Office equipment	578,017	546,356	31,661
Vehicles	75,277	61,612	13,665
Website & trademarks	36,254	28,525	7,729
System & software	6,775,841	6,563,656	212,185

Total cost	10,227,430	9,718,449	508,981

    Depreciation expense on property and equipment totaled $460,041 in 2006, $1,269,079 in 2005 and $1,831,110 in 2004. Property and equipment include $409,271 of assets that are financed under various capital leases for the years ended March 31, 2006 and 2005, respectively. Accumulated amortization on these assets totals $409,271 and $352,566 for the years ended March 31, 2006 and 2005, respectively. Amortization of capital lease assets is included in depreciation expense.

7.    PATENTS

	2006 $	2005 $

Cost	2,020,570	1,972,815
Less: accumulated amortization	927,178	770,627

Net book value	1,093,392	1,202,188

    Amortization expense totaled $156,551 in 2006, $146,632 in 2005 and $144,436 in 2004.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

7.    PATENTS (continued)

    Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31

2007	$161,984
2008	161,984
2009	161,984
2010	161,984
2011	161,984

8.    LONG TERM DEBT

	2006 $	2005 $

Obligations under capital lease agreement	20,682	59,556
Long-term borrowing	1,776	12,236

	22,458	71,792
Less current portion	22,458	48,323

	-	23,469

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

Future minimum payments due	$

2007	22,963
Less amount representing interest (8%)	505

Net principal balance	22,458

    The lease is collateralized by the equipment under capital lease.

9.    (LOSS) EARNINGS PER COMMON SHARE

    As a result of the net losses incurred for 2006, 2005 and 2004, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 1,174,500 for 2006, 958,000 for 2005 and 1,514,210 for 2004, issuable under stock options.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

10.    COMMON STOCK OPTIONS

    The Corporation maintains two stock option plans; the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Stock Incentive Plan (the “1998 Plan”). The number of shares that may be granted under the 1996 Plan is a total of 3 million shares and the number of shares that may be granted under the 1998 Plan is a total of 3 million shares. All director, officer and employee stock options are granted under the Corporation’s 1996 Plan or the 1998 Plan with the exception of 80,000 stock options granted to a former consultant, vesting over a one year period, which were not granted under the 1996 Plan or the 1998 Plan. The exercise price of stock options granted under the 1996 Plan and the 1998 Plan is 100% of the fair market value on the date the stock option is granted. Stock options granted to directors, officers and employees are normally vested over a three-year period. Stock options are typically exercisable for a period of five years from the date of grant. Stock options previously granted will be forfeited upon leaving the employ of the Corporation.

    At March 31, 2006 there are stock options outstanding and exercisable to issue 1,629,500 common shares of the Corporation (2005 1,903,000). The price of these stock options range from $4.52 to $6.25 and their expiry dates range from September 6, 2006 to April 1, 2011. At March 31, 2006, 2,266,967 common shares were reserved for issuance pursuant to the 1996 Plan and 1998 Plan.

    The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable

Range $	Total # of Shares	Weighted average exercise price $	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price $	Weighted average contract life remaining (years)

4.52-4.95	389,000	4.66	2.89	314,000	4.69	2.53
5.00-5.90	785,500	5.10	1.77	755,500	5.08	1.71
6.25	455,000	6.25	3.34	342,500	6.25	3.14

	1,629,500	5.32	2.48	1,412,000	5.28	2.24

    Stock option activity for the three preceding years is as follows:

	2006		2005		2004

	Total # of Shares	Weighted average exercise price $	Total # of Shares	Weighted average exercise price $	Total # of Shares	Weighted average exercise price $

Stock options outstanding,
beginning of year	1,903,000	6.65	2,068,210	6.15	2,095,000	6.13
Granted	250,000	4.52	635,000	5.99	40,000	4.74
Forfeited	(475,000)	10.30	(314,467)	6.47	-	-
Exercised	(48,500)	4.81	(485,743)	3.75	(66,790)	4.58

Stock options outstanding, end of year	1,629,500	5.32	1,903,000	6.65	2,068,210	6.15

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.    EMPLOYEE BENEFIT PLAN
    The Corporation has a defined contribution 401 (k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees’ contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2006, 2005 and 2004 of $17,779, $14,054 and $38,829 respectively.

12.    INCOME TAXES

    At March 31, 2006, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $11,017,000 and U.S. federal net operating loss carry-forwards of $14,002,000. Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use. These losses expire in 2007 to 2026.

    Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s future tax assets as of March 31, 2006 and 2005 are as follows:

	2006 $	2005 $

Future tax assets:
Excess of tax value over the net book value for capital assets	317,000	314,000
Stock-based compensation	396,000	62,000
Canadian non-capital loss carry-forwards	3,759,000	3,529,000
U.S. federal net operating loss carry-forwards	5,268,000	4,539,000

Total future tax assets	9,740,000	8,444,000
Valuation allowance for future tax assets	(9,740,000)	(8,444,000)

Net future tax assets	-	-

    The potential income tax benefits related to these future tax assets have not been recognized in the accounts as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation due to the Corporation’s history of losses. Accordingly, no future tax assets have been recognized in the financial statements as at March 31, 2006.

    The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 34.12% statutory tax rate at March 31, 2006, a 35.62% statutory tax rate at March 31, 2005 and a 43.37% statutory tax rate at March 31, 2004 is as follows:

	2006 $	2005 $	2004 $

Income taxes at statutory rates	(1,586,000)	(1,478,000)	(749,000)
State income taxes	16,800	21,958	-
Stock-based compensation- future income taxes	9,063	60,078	-
Stock-based compensation	311,000	551,000	37,000
Effect of U.S. tax rates	(21,000)	6,000	27,000
Increase in valuation allowance	1,296,000	921,000	685,000

	25,863	82,036	-

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

13.    COMMITMENTS AND CONTINGENCIES

    (a)    During the fiscal year ended March 31, 2006, a former consultant to the Corporation filed a response to a demand for arbitration filed by the Corporation. The Corporation was involved in a dispute with the former consultant relating to the payment of finders fees with respect to certain acquisitions made by the Corporation in the fiscal years ended March 31, 2000 and March 31, 2001. The Corporation initiated arbitration proceedings pursuant to the terms of the finder’s fee agreement between the former consultant and the Corporation (the “Finder’s Fee Agreement”). The former consultant filed a counter claim in the arbitration proceedings alleging the Corporation breached the Finder’s Fee Agreement. During the fiscal year ended March 31, 2006, an arbitrator awarded the former consultant $155,656 in damages plus interest of $60,874 for an alleged breach by the Corporation in failing to issue additional shares of the Corporation as part of the former consultant’s finders fees with respect to certain acquisitions made by the Corporation in the fiscal years ended March 31, 2000 and March 31, 2001. The Corporation was also responsible for reimbursing certain arbitration costs to the former consultant totaling $10,248. The damages, interest and arbitration cost reimbursement totaling $266,778 have been recorded and reported as “other expenses” in the Consolidated Statements of Operations and Deficit for the fiscal year ended March 31, 2006. During the fiscal year ended March 31, 2006, the Corporation filed a motion to modify the award granted by the arbitrator to the former consultant and have the award reversed. This motion was denied by the arbitrator. During the fiscal year ended March 31, 2006, the Corporation made the required payment in complete satisfaction of the award.

    (b)     During the fiscal year ended March 31, 2006, a former employee of a subsidiary of the Corporation filed a complaint against the Corporation’s subsidiary, LML Payment Systems Corp. for breach of contract and wrongful termination in the Superior Court of the State of Arizona in and for the County of Maricopa. In the suit, the former employee alleges that the subsidiary of the Corporation wrongfully reduced the former employee’s salary without requisite notice under the employment agreement between the former employee and the Corporation’s subsidiary, LML Payment Systems Corp. and wrongfully terminated the former employee without requisite notice and for acts that do not constitute cause under the aforementioned employment agreement. The Corporation’s subsidiary believes that these allegations are without merit and does not expect them to have a material adverse effect on the subsidiary of the Corporation’s results of operations, financial position or liquidity.

    (c)    The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

    (d)    Operating lease obligations

    Future minimum lease payments for obligations under operating leases, including premises, are as follows:

$

2007	380,620
2008	238,791
2009	132,777
2010	99,257
2011	82,715

934,160

    The Corporation’s rent expense totaled $360,599 in 2006, $351,166 in 2005, and $408,732 in 2004

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

14.    SUBSEQUENT EVENTS

    Subsequent to the fiscal year ended March 31, 2006, a subsidiary of the Corporation settled its suit, originally filed on June 14, 2004 in the U.S. District Court for the District of Delaware, against four companies who provide equipment, systems and services that convert paper checks presented at the point-of-sale into electronic transactions and entered into a separate settlement and license agreement with each of them. The provisions of each of the settlement and license agreements included providing each of the four companies with a license to the patents owned by the subsidiary of the Corporation in exchange for consideration in the form of a release fee for a release from any and all causes of action related to the subsidiary of the Corporation’s licensed patents as well as consideration in the form of either a lump sum payment or a running royalty fee covering a term through to the expiration of the licensed patents owned by the subsidiary of the Corporation. The consideration received by the subsidiary of the Corporation for a release fee and lump sum payment was $16,000,000. As part of the subsidiary of the Corporation’s strategy to enforce its patent portfolio, the subsidiary of the Corporation entered into a special fee arrangement with Kirkland & Ellis LLP. Pursuant to the special fee arrangement, the subsidiary of the Corporation paid $7,100,000 to Kirkland & Ellis LLP directly attributable to the settlement and license agreements entered into with the four companies.

    Also subsequent to the fiscal year ended March 31, 2006, the Corporation and the Corporation’s subsidiary, LML Payment Systems Corp. settled the complaint for patent infringement originally filed on June 22, 2005 by Telecheck International Inc. in the United States District Court for the Eastern District of Texas Marshall Division for NIL consideration. The provisions of the settlement agreement included providing the Corporation and the Corporation’s subsidiary, LML Payment Systems Corp., with a license to certain patents owned by Telecheck International Inc.

15.    RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

    These financial statements are prepared using Canadian GAAP, which does not differ materially from U.S. GAAP with respect to the accounting policies and disclosures in these financial statements except as set out below:

    (a)    Under U.S. GAAP, the Corporation could not effect the reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation’s common stock.
    (b)    During the fiscal year ended March 31, 2004, the Corporation adopted the fair value based method of accounting for all stock-based compensation as prescribed by SFAS 123. The Corporation has chosen to adopt the fair value based method on a prospective basis from April 1, 2003 as permitted by SFAS 148. The prospective adoption of this new U.S. GAAP policy creates no differences with the Corporation’s stock compensation expense reported under Canadian GAAP.

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

    Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations and Deficit, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation, except that under U.S. GAAP the stated capital of the Corporation’s shares would be $22,901,744 higher, as would the Corporation’s deficit due to the reporting difference disclosed under note 15(a).

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

16.    RECENT ACCOUNTING PRONOUNCEMENTS

    Canadian GAAP

    Recent accounting pronouncements affecting the Corporation’s financial reporting under Canadian GAAP are summarized below:

    (i)     Financial Instruments. In January 2005, the CICA issued Handbook Section 3855, “Financial Instruments Recognition and Measurement.” It prescribes when a financial asset, financial liability or non-financial derivative is to be recognized on the balance sheet and at what amount, requiring fair value or cost-based measures under different circumstances. It also specifies how financial instrument gains and losses are to be presented. It applies to interim and annual financial statements for fiscal periods beginning after October 1, 2006 and will be adopted by the Corporation on or before April 1, 2007. Transitional provisions are complex and vary based on the type of financial instruments under consideration. The effect on the Corporation’s consolidated financial statements is not expected to be material.

    (ii)     Comprehensive Income. CICA Handbook Section 1530, “Comprehensive Income,” was issued in January 2005 to introduce new standards for reporting and presenting comprehensive income. Comprehensive income is the change in equity (net assets) of a company during a reporting period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except for changes resulting from investments by owners and distributions to owners. It applies to interim and annual financial statements for fiscal periods beginning after October 1, 2006 and will be adopted by the Corporation on or before April 1, 2007. Financial statements for prior periods will be required to be restated for certain comprehensive income items. The effect on the Corporation’s consolidated financial statements is not expected to be material.

    (iii)     Equity. In January 2005, the CICA issued Handbook Section 3251, “Equity,” which replaces Section 3250, “Surplus.” It establishes standards for the presentation of equity and changes in equity during reporting periods beginning after October 1, 2006. Financial statements of prior periods are required to be restated for certain specified adjustments. For other adjustments, the adjusted amount must be presented in the opening balance of accumulated other comprehensive income. The Corporation plans to adopt this Section on April 1, 2007. The effect on the Corporation’s consolidated financial statements is not expected to be material.

    (iv)     Hedges. CICA Handbook Section 3865, “Hedges,” was issued in January 2005 to clarify requirements for determining hedging relationships and applying hedge accounting. The Corporation plans to adopt this Section on April 1, 2007 and does not expect the adoption to have a material effect on its consolidated financial statements.

    (v)     Non-monetary Transactions. In June 2005, the CICA issued Handbook Section 3831 “Non-monetary Transactions” (“Section 3831”). This section supersedes CICA Handbook Section 3830 “Non-monetary Transactions” (“Section 3830”), establishes standards for the measurement and disclosure of non-monetary transactions and defines when an exchange of assets is measured at fair value and when an exchange of assets is measured at carrying amount. Section 3831 applies to all non-monetary transactions initiated in periods beginning on or after January 1, 2006. Earlier adoption is permitted for non-monetary transactions initiated in periods beginning on or after July 1, 2005. The Corporation does not anticipate that the application of Section 3831 will have an impact on the financial statements of the Corporation.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

16.    RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    U.S. GAAP.

    Recent accounting pronouncements affecting the Corporation’s financial reporting under U.S. GAAP are summarized below.

    (i)     SFAS No. 123R. SFAS No. 123R, “Share Based Payment,” was issued in December 2004 to require recognition of compensation expense for the fair value of stock options and other equity-based compensation at the date of grant. It will also require additional disclosure of stock-based compensation. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” clarifying the interaction between SFAS No. 123R and certain SEC reporting requirements. The Corporation adopted these requirements on April 1, 2003 in accordance with CICA Handbook Section 3870.

    (ii)     SFAS No. 153. SFAS No. 153, “Exchanges of Non-monetary Assets,” was issued in December 2004 to amend APB Opinion No. 29, “Accounting for Non-monetary Transactions,” by eliminating the exception to fair value accounting for non-monetary exchanges of similar productive assets and replacing it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 applies to periods beginning after June 15, 2005 and is not expected to have a material effect on the Corporation’s consolidated financial statements.

    (iii)     FIN No. 47. The Corporation follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is the equivalent of CICA Handbook Section 3110. In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” to clarify when sufficient information would be available to reasonably estimate the timing and cost of performing a conditional asset retirement obligation. FIN No. 47 applies to fiscal years ending after December 15, 2005 and has not had a material effect on the Corporation’s consolidated financial statements.

    (iv)     SFAS No. 154. SFAS No. 154, “Accounting Changes and Error Corrections,” was issued in June 2005 to replace SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and APB Opinion No. 20, “Accounting Changes.” SFAS No. 154 generally requires retrospective application for voluntary changes in accounting principles as well as changes required by accounting pronouncements. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Corporation adopted SFAS No. 154 on April 1, 2005 and it has not had a material effect on the Corporation’s consolidated financial statements.

    (v)     EITF No. 04-10. In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus is effective for fiscal years ending after September 15, 2005 and has not had a material effect on the Corporation’s presentation of its reportable operating segments.