Form 10-K/A
period 2006-03-31
LML PAYMENT SYSTEMS INC
filed 2006-06-20
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No.1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 0-13959

LML PAYMENT SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Yukon Territory	###-##-####
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1680-1140 West Pender Street Vancouver, British Columbia Canada	V6E 4G1
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (604) 689-4440

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [X ]

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

Large Accelerated Filed o	Accelerated Filer [ X ]	Non-Accelerated Filer [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).	Yes [ ] No [ X ]

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, originally submitted for filing on June 14, 2006 (the “Original Filing”). The Corporation is filing this Amendment in order to file Exhibit 31.2, which was inadvertently omitted from the Original Filing.

This Amendment amends “Part IV, Item 15(b) – Exhibits” and includes the following exhibits:

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Accounting Officer.

This Amendment does not modify or update any other exhibits or disclosures presented in the Original Filing.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(b) Exhibits:

Exhibit

Number	Description of Document

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Accounting Officer.

_______

* filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

By:	/s/ Patrick H. Gaines

Patrick H. Gaines,

Chairman of the Board, Chief Executive Officer, and President

Date: June 20, 2006

3