Form 10-Q
period 2006-06-30
LML PAYMENT SYSTEMS INC
filed 2006-08-09
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ]   Accelerated Filer [ X ]   Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's Common Stock outstanding as of August 4, 2006, was 20,207,094.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)
	June 30, 2006	March 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$11,708,873	$3,691,632
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $46,886 and $46,145, respectively	354,129	436,475
Prepaid expenses	357,970	374,887
Total Current Assets	12,670,972	4,752,994

Capital Assets, net	168,785	201,036

Patents, net	1,053,643	1,093,392

Other Assets	130,102	30,102

TOTAL ASSETS	14,023,502	6,077,524

LIABILITIES
Current Liabilities
Accounts payable	677,233	1,104,034
Accrued liabilities	89,956	165,083
Accrued compensation	223,366	173,444
Current portion of long-term debt	10,448	22,458
Current portion of deferred revenue	1,477,947	260,121
Total Current Liabilities	2,478,950	1,725,140

Deferred revenue	6,809,040	10,985

Total Liabilities	9,287,990	1,736,125

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 20,207,094 and 20,194,094 shares issued and outstanding, respectively	32,774,368	32,710,018

Contributed surplus	2,690,153	2,544,312
Deficit	(30,729,009)	(30,912,931)
Total Shareholders' Equity	4,735,512	4,341,399

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	14,023,502	6,077,524

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended June 30

	2006	2005

REVENUE	$1,795,548	$1,559,552

COSTS AND EXPENSES
Cost of operations	1,265,066	1,135,296
Sales, general and administrative expenses (includes stock-based compensation expense of $124,195 (June 30, 2005 - $156,869))	728,977	1,210,598
Amortization and depreciation	79,812	325,665

LOSS BEFORE OTHER INCOME AND INCOME TAXES	(278,307)	(1,112,007)

Other income	384,319	406

Interest income, net	103,756	37,465

INCOME (LOSS) BEFORE INCOME TAXES	209,768	(1,074,136)

Income taxes	25,846	4,200

NET INCOME (LOSS)	183,922	(1,078,336)

DEFICIT, beginning of period	(30,912,931)	(26,265,838)

DEFICIT, end of period	(30,729,009)	(27,344,174)

EARNINGS (LOSS) PER SHARE, basic and diluted	0.01	(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,204,359	20,145,594
Diluted	21,105,859	20,145,594

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended June 30

	2006	2005

Operating Activities:
Net Income (Loss)	$183,922	$(1,078,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for losses on accounts receivable	24,464	-
Amortization and depreciation	79,812	325,665
Stock-based compensation	124,195	156,869
Stock-based compensation - future income taxes	21,646	-

Changes in operating assets and liabilities
Accounts receivable	57,882	(97,268)
Prepaid expenses	16,917	161,124
Accounts payable and accrued liabilities	(452,006)	261,931
Deferred revenue	8,015,881	(41,275)
Net cash provided by (used in) operating activities	8,072,713	(311,290)

Investing Activities:
Other assets	(100,000)	-
Capital asset expenditures	(7,047)	(17,685)
Patents	(765)	(211)
Net cash used in investing activities	(107,812)	(17,896)

Financing Activities:
Payments on capital leases	(9,237)	(9,365)
Payments on long-term borrowing	(2,773)	(2,562)
Proceeds from exercise of stock options	64,350	-
Net cash provided by (used in) financing activities	52,340	(11,927)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,017,241	(341,113)

Cash and cash equivalents, beginning of period	3,691,632	6,061,821

Cash and cash equivalents, end of period	11,708,873	5,720,708

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated balance sheet as of June 30, 2006, the consolidated statements of operations and deficit for the three months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the three months ended June 30, 2006 and 2005, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. The Corporation's consolidated balance sheet as of March 31, 2006, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959).

2.	Financial instruments

a)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (March 31, 2006 - $250,000) against charge back losses.

b)	Concentration of credit risk

During the three months ended June 30, 2006, revenue from the Corporation’s two largest customers amounted to approximately 47% of total revenue (June 30, 2005 - 21%). The amount of revenue from these customers amounted to approximately $835,327 (June 30, 2005 - $333,003). The Corporation may be economically dependent on revenue from these customers.

3.	Stock-based compensation

Effective April 1, 2003, the Corporation prospectively early adopted the Canadian Institute of Chartered Accountants (“CICA”) Section 3870 which corresponds to the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which requires fair value accounting for all stock options issued during the year. Subsequent to SFAS 148, the Corporation has adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” (see Note 6), which also corresponds to CICA Section 3870. Prior to the adoption of the new accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees. No pro forma disclosure is presented as all stock options granted prior to the adoption have been fully pro-forma expensed.

During the three months ended June 30, 2006, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option Plan or its 1998 Stock Incentive Plan. Stock-based compensation expense from prior periods’ stock option grants resulted in an expense of $124,195 for the three months ended June 30, 2006.

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

4. Income Taxes

The liability method is used in accounting for income taxes. Under this method, income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and measured using the substantively enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided against net future or deferred tax assets when it is more likely than not that those assets may not be realized. Income taxes presented in the unaudited consolidated statement of operations and deficit, are made up of state income taxes and stock-based compensation - future income taxes.

5. Commitments and Contingencies

   All commitments and contingencies remain unchanged from the Corporation’s audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 except as noted below:

During the three months ended June 30, 2006, a subsidiary of the Corporation settled its suit, originally filed on June 14, 2004 in the U.S. District Court for the District of Delaware, against four companies who provide equipment, systems and services that convert paper checks presented at the point-of-sale into electronic transactions and entered into a separate settlement and license agreement with each of them. The provisions of each of the three settlement and license agreements included providing a license to the patents owned by the subsidiary of the Corporation in exchange for consideration in the form of a release fee for a release from any and all causes of action related to the subsidiary of the Corporation’s licensed patents as well as consideration in the form of either a lump sum payment or a running royalty fee covering a term through to the expiration of the licensed patents owned by the subsidiary of the Corporation. The consideration received by the subsidiary of the Corporation for these three settlement and license agreements was $16,000,000.

The three settlement and license agreements contained a number of elements that have been recorded in these consolidated financial statements as follows:

•
Under the terms of two of the agreements, in exchange for a release fee consideration, the subsidiary of the Corporation has agreed to release these licensees from any and all causes of action related to its patents which may have arisen prior to the effective date of the licenses. Due to the specific nature of the releases, these release fees have been recorded as other income in the period.

•
The subsidiary of the Corporation has entered into a standstill agreement with one of the licensees, whereby both have promised to refrain from filing certain types of litigation against each other until April 1, 2009. The consideration received related to the standstill agreement has been deferred and will be recognized as other income ratably over the standstill period.

•
Under the terms of one agreement, the subsidiary of the Corporation agreed to provide licensing rights for use of existing patents. As these rights have been delivered, payment has been received and the subsidiary of the Corporation has no future obligations under the agreement, this revenue has been recognized in the period.

•
Under the terms of one agreement, a portion of the consideration received is comprised of license fees for past and future use of the subject patents and for use of any future patents to be developed, acquired or obtained by the Corporation. The components of this portion of the agreement are considered multiple element arrangements that do not qualify for separate units of accounting, therefore, these license fees have been deferred and will be recognized ratably over the remaining term of the license agreement which expires on January 16, 2013.

•
One agreement also included running royalties for certain future transactions completed by the licensee. These running royalties will be recorded by the subsidiary of the Corporation as revenue in the period in which they are earned.

•
The Corporation has a special fee arrangement with its legal firm, Kirkland and Ellis LLP, that resulted in a $7,100,000 fee for the legal firm’s services in connection with the foregoing settlement and licensing agreements. The special fee was paid in the period and has been offset against the $16,000,000 consideration.

Also during the three months ended June 30, 2006, the Corporation and the Corporation’s subsidiary, LML Payment Systems Corp., settled the complaint for patent infringement originally filed on June 22, 2005 by Telecheck International Inc. in the United States District Court for the Eastern District of Texas, Marshall Division . The provisions of the settlement agreement included providing the Corporation and the Corporation’s subsidiary, LML Payment Systems Corp., with a license to certain patents owned by Telecheck International Inc. and certain other future patents owned by First Data Corp. and Telecheck related to the Corporation’s current products or services.

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

b)
On April 1, 2006, the Corporation adopted SFAS 123(R) which requires the expensing of all options issued, modified or settled based on the grant date fair value over the period during which an employee is required to provide service (vesting period).

The Corporation adopted SFAS 123(R) using the modified prospective approach, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after April 1, 2006, and to all awards for which the requisite service has not been rendered as at such date. Since April 1, 2003, the Corporation has been following the fair value based approach prescribed by SFAS 123, as amended by SFAS 148, for stock option awards granted, modified or settled on or after such date. As such, the application of SFAS 123(R) on April 1, 2006 to all awards granted prior to its adoption did not have an impact on the financial statements. In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R). The prospective adoption of this new U.S. GAAP policy creates no differences with the Corporation’s stock compensation expense reported under CDN GAAP.

Previously under U.S. GAAP, the Corporation accounted for its 1996 Stock Option Plan and 1998 Stock Incentive Plan under the principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees and Related Interpretations” (“APB 25”). No compensation expense was recognized under APB 25 because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of the grant.

c)	Other Comprehensive Income

U.S. GAAP requires that a statement of comprehensive income be displayed with the same prominence as other financial statements and that the aggregate amount of comprehensive income excluding the deficit be disclosed separately in shareholders’ equity. Comprehensive income, which incorporates the net income (loss), includes all changes in shareholders’ equity during a period except those resulting from investments by and distributions to owners. Net income (loss) for the Corporation is the same as comprehensive income. There is currently no requirement to disclose comprehensive income under CDN GAAP.

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations and Deficit, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation, except that under U.S. GAAP the stated capital of the Corporation’s shares would be $22,901,744 higher, as would the Corporation’s deficit due to the reporting difference disclosed under note 6a).

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

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959). We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

When we provide clients licenses to our intellectual property estate (which includes four U.S. patents describing electronic check processing methods), we typically earn revenue or other income from release fees for potential past infringement and ongoing royalty fees. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer this revenue and recognize the revenue ratably over the license term.

We provide our financial payment processing services from our office locations in Scottsdale, Arizona, Wichita, Kansas and Dallas, Texas.

Results of Operations

Revenue

Total revenue for the three months ended June 30, 2006 was approximately $1.8 million, an increase of approximately 12.5% from total revenue of approximately $1.6 million for the three months ended June 30, 2005. This increase is primarily attributable to an increase in revenue from licensing our patented intellectual property.

Revenue from electronic check verification was approximately $225,000 for the three months ended June 30, 2006, approximately a 19.6% decrease from revenue from electronic check verification of approximately $280,000 for the three months ended June 30, 2005. This decrease is primarily attributable to a reduction in per transaction pricing of our enhanced electronic check verification services provided to certain existing customers who entered into contract renewals during the three months ended June 30, 2006.

Revenue from our primary check collections business decreased approximately 31.2% from approximately $298,000 for the three months ended June 30, 2005 to approximately $205,000 for the three months ended June 30, 2006. The reduction in revenue from our primary check collections business was primarily attributable to an overall reduction in new returned check volume of approximately 30.4% provided to us for primary collection services. We believe this reduction may be attributable to better check verification services we are providing to some of our customers and fewer paper checks being processed by some of our customers. Revenue from our secondary check collections business increased approximately 17.6% from approximately $556,000 for the three months ended June 30, 2005 to approximately $654,000 for the three months ended June 30, 2006. The increase in revenue from our secondary check collections business was primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from our licensing of certain payment software modules was nil for the three months ended June 30, 2006, compared to approximately $112,000 for the three months ended June 30, 2005.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $65,000 for the three months ended June 30, 2006, versus approximately $160,000 for the three months ended June 30, 2005. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Revenue from licensing our patented intellectual property increased by approximately $492,000, from approximately $33,000 for the three months ended June 30, 2005 to approximately $525,000 for the three months ended June 30, 2006. The licensing revenue of approximately $525,000 consists of: (i) approximately $143,000, net of legal fees, pertaining to one granted license; (ii) approximately $306,000, net of legal fees, representing the recognized current period portion of deferred revenue from a second granted license; and (iii) approximately $76,000 related to aggregate licenses providing running royalties.

During the three months ended June 30, 2006, revenue from and associated with our two largest customers amounted to approximately 46.5% of total revenue as compared to approximately 21.4% of total revenue for the three months ended June 30, 2005.

Costs of operations

Costs of operations increased from approximately $1.1 million for the three months ended June 30, 2005, to approximately $1.3 million for the three months ended June 30, 2006, an increase of approximately 18.2%. The increase was primarily attributable to an increase in costs of approximately $80,000 associated with increases in our secondary check collections business and partially attributable to an increase in our personnel costs. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $729,000 from approximately $1.2 million for the three months ended June 30, 2006 and 2005, respectively, a decrease of approximately $471,000 or approximately 39.3%. The decrease in sales, general and administrative expense is primarily attributable to a decrease in legal fees, attributable to the patent infringement suit we filed during the fiscal year ended March 31, 2005, of approximately $377,000 from approximately $416,000 for the three months ended June 30, 2005 to approximately $39,000 for the three months ended June 30, 2006.

Amortization and depreciation

Amortization and depreciation decreased to approximately $80,000 from approximately $326,000 for the three months ended June 30, 2006 and 2005, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years’ acquisitions, which had become fully depreciated.

Other income

During the three months ended June 30, 2006 we had other income of approximately $384,000 compared to approximately $400 for the three months ended June 30, 2005. The other income of approximately $384,000 in the current period consists of approximately $377,000, net of legal fees, attributable to specific release provisions contained in two of the license agreements entered into in April, 2006 as well as approximately $11,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of these licenses.

Interest

Interest expense decreased to approximately $400 from approximately $1,000 for the three months ended June 30, 2006 and 2005, respectively. Interest income increased to approximately $104,000 from approximately $39,000 for the three months ended June 30, 2006 and 2005, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments resulting from the net consideration we received during the three months ended June 30, 2006 from the three settlement and license agreements we entered into in April 2006.

Net Income (Loss)

Net income increased approximately $1.3 million from a net loss of approximately $1.1 million for the three months ended June 30, 2005 to a net income of approximately $184,000 for the three months ended June 30, 2006. The increase was primarily attributable to income of approximately $861,000 resulting from the three settlement and license agreements we entered into in April, 2006.

Basic and diluted earnings per share were both approximately $0.01 for the three months ended June 30, 2006, as compared to basic and diluted loss per share of approximately ($0.05) for the three months ended June 30, 2005.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $10.2 million in working capital as of June 30, 2006, compared to approximately $3 million in working capital as of March 31, 2006. The increase in working capital was primarily attributable to cash flows provided by operating activities of approximately $8.1 million. Cash provided by operating activities increased approximately $8.3 million from cash used in operating activities of approximately $311,000 for the three months ended June 30, 2005 to cash provided by operating activities of approximately $8.1 million for the three months ended June 30, 2006. The increase in cash provided by operating activities was primarily attributable to consideration we received of approximately $16 million less special fee arrangements we paid Kirkland & Ellis of approximately $7.1 million resulting from the three settlement and license agreements we entered into during the three months ended June 30, 2006. Cash used in investing activities was approximately $108,000 for the three months ended June 30, 2006 as compared to approximately $18,000 for the three months ended June 30, 2005, an increase in cash used in investing activities of approximately $90,000. The increase in cash used in investing activities was primarily attributable to an amount we paid pursuant to the engagement of a corporate financial advisor. Cash provided by financing activities was approximately $52,000 for the three months ended June 30, 2006 compared to cash used in financing activities of approximately $12,000 for the three months ended June 30, 2005. The increase in cash provided by financing activities was primarily due to the proceeds from the exercise of options of our common stock of approximately $64,000 during the three months ended June 30, 2006.

Due to the net consideration of $8.9 million we received from the three settlement and license agreements we entered into during the three months ended June 30, 2006, we anticipate positive cash flows from our operating activities in fiscal 2007. Consequently, we believe that this consideration combined with our existing cash and cash equivalent balances should satisfy our working capital and capital expenditure requirements in fiscal 2007.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2006. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959).

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

In addition to the legal matters as described herein and previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From March 31, 2006 until June 30, 2006, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959).

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In addition to the legal matters as described herein and as previously reported in our Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 1A. Risk Factors

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959).

ITEM 6. Exhibits

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit
Number Description of Document

3.1
Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2006, of LML Payment Systems Inc. (File No. 0-13959)).

3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2006, of LML Payment Systems Inc. (File No. 0-13959)).

21	Subsidiaries of LML (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2006, of LML Payment Systems Inc. (File No. 0-13959)).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Controller and Chief Accounting Officer.

*	filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

August 8, 2006