Form 10-Q
period 2006-09-30
LML PAYMENT SYSTEMS INC
filed 2006-11-08
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares of the registrant's Common Stock outstanding as of November 3, 2006, was 20,207,094.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)

	September 30, 2006	March 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$11,066,437	$3,691,632
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $46,886 and $46,145, respectively	498,416	436,475
Prepaid expenses	342,779	374,887
Total Current Assets	12,157,632	4,752,994

Capital Assets, net	156,438	201,036

Patents, net	1,013,355	1,093,392

Other Assets	263,590	30,102

TOTAL ASSETS	13,591,015	6,077,524

LIABILITIES
Current Liabilities
Accounts payable	618,757	1,104,034
Accrued liabilities	164,991	165,083
Accrued compensation	185,660	173,444
Current portion of long-term debt	2,460	22,458
Current portion of deferred revenue	1,503,717	260,121
Total Current Liabilities	2,475,585	1,725,140

Long-term debt	4,654	-

Deferred revenue	6,492,653	10,985

Total Liabilities	8,972,892	1,736,125

Commitments and contingencies

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 20,207,094 and 20,194,094 shares issued and outstanding, respectively	32,774,368	32,710,018

Contributed surplus	2,991,817	2,544,312
Deficit	(31,148,062)	(30,912,931)
Total Shareholders' Equity	4,618,123	4,341,399

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	13,591,015	6,077,524

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2006	2005	2006	2005

REVENUE	$1,650,673	$1,158,488	$3,446,221	$2,718,040

COSTS AND EXPENSES
Cost of operations	1,219,476	1,114,829	2,484,542	2,250,125
Sales, general and administrative expenses (includes stock-based compensation expense of $301,664 for three months ended September 30, 2006 (three months ended September 30, 2005 - $504,625) and $425,859 for six months ended September 30, 2006 (six months ended September 30, 2005 - $661,494))	880,581	1,695,576	1,609,558	2,906,174
Amortization and depreciation	79,319	110,413	159,131	436,078

LOSS BEFORE OTHER (EXPENSES) INCOME AND INCOME TAXES	(528,703)	(1,762,330)	(807,010)	(2,874,337)

Other (expenses) income, net	(3,235)	(228,990)	381,084	(228,584)
Interest income, net	117,085	36,521	220,841	73,986

LOSS BEFORE INCOME TAXES	(414,853)	(1,954,799)	(205,085)	(3,028,935)

Income taxes	4,200	9,623	30,046	13,823

NET LOSS	(419,053)	(1,964,422)	(235,131)	(3,042,758)

DEFICIT, beginning of period	(30,729,009)	(27,344,174)	(30,912,931)	(26,265,838)

DEFICIT, end of period	(31,148,062)	(29,308,596)	(31,148,062)	(29,308,596)

LOSS PER SHARE, basic and diluted	(0.02)	(0.10)	(0.01)	(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,207,094	20,146,464	20,205,733	20,146,031
Diluted	20,207,094	20,146,464	20,205,733	20,146,031

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2006	2005	2006	2005

Operating Activities:
Net Loss	$(419,053)	$(1,964,422)	$(235,131)	$(3,042,758)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	-	14,989	24,464	14,989
Amortization and depreciation	79,319	110,413	159,131	436,078
Stock-based compensation	301,664	504,625	425,859	661,494
Stock-based compensation - future income taxes	-	5,423	21,646	5,423

Changes in operating assets and liabilities
Accounts receivable	(144,287)	119,837	(86,405)	22,569
Prepaid expenses	15,191	31,246	32,108	192,370
Other assets	-	10,952	-	10,952
Accounts payable and accrued liabilities	(21,147)	323,776	(473,153)	585,707
Deferred revenue	(290,617)	40,279	7,725,264	(996)
Net cash (used in) provided by operating activities	(478,930)	(802,882)	7,593,783	(1,114,172)

Investing Activities:
Other assets	(133,488)	-	(233,488)	-
Capital asset expenditures	(18,417)	(56,142)	(25,464)	(73,827)
Patents	(487)	-	(1,252)	(211)
Net cash (used in) investing activities	(152,392)	(56,142)	(260,204)	(74,038)

Financing Activities:
Payments on capital leases	(11,114)	(9,670)	(20,351)	(19,035)
Payments on long-term borrowing	-	(2,533)	(2,773)	(5,095)
Proceeds from exercise of stock options	-	42,325	64,350	42,325
Net cash (used in) provided by financing activities	(11,114)	30,122	41,226	18,195

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(642,436)	(828,902)	7,374,805	(1,170,015)

Cash and cash equivalents, beginning of period	11,708,873	5,720,708	3,691,632	6,061,821

Cash and cash equivalents, end of period	11,066,437	4,891,806	11,066,437	4,891,806

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated balance sheet as at September 30, 2006, the consolidated statements of operations and deficit for the three and six months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the three and six months ended September 30, 2006 and 2005, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. The Corporation's consolidated balance sheet as at March 31, 2006, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's annual audited consolidated financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's audited consolidated financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959).

2.	Financial instruments

a)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (March 31, 2006 - $250,000) against charge back losses.

b)	Concentration of credit risk

During the three months ended September 30, 2006, revenue from the Corporation’s three largest customers amounted to approximately 62% of total revenue (three months ended September 30, 2005 - 33%). The amount of revenue from these customers amounted to approximately $1,028,360 (three months ended September 30, 2005 - $385,550). During the six months ended September 30, 2006, revenue from the Corporation’s two largest customers amounted to approximately 49% of total revenue (six months ended September 30, 2005 - 23%). The amount of revenue from these customers amounted to approximately $1,698,463 (six months ended September 30, 2005 - $632,137). The Corporation is economically dependent on revenue from these customers.

3.	Stock-based compensation

Effective April 1, 2003, the Corporation prospectively early adopted the Canadian Institute of Chartered Accountants (“CICA”) Section 3870 which corresponds to the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which requires fair value accounting for all stock options issued during the year. Subsequent to SFAS 148, the Corporation has adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” (see Note 5), which also corresponds to CICA Section 3870. Prior to the adoption of the new accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees. No pro forma disclosure is presented as all stock options granted prior to the adoption have been fully pro-forma expensed.

During the three months ended September 30, 2006, the Corporation granted 125,000 stock options under the Corporation’s 1996 Stock Option Plan and 50,000 stock options under the 1998 Stock Incentive Plan. The weighted average fair value for these stock options is $1.82. The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $301,664 for the three months ended September 30, 2006 and $425,859 for the six months ended September 30, 2006. The fair value for the stock option grants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 4.42%;

Expected volatility of 60.8%;

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

All commitments and contingencies remain unchanged from the Corporation’s audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 except as noted below:

During the six months ended September 30, 2006, a subsidiary of the Corporation settled its suit, originally filed on June 14, 2004 in the U.S. District Court for the District of Delaware, against four companies who provide equipment, systems and services that convert paper checks presented at the point-of-sale into electronic transactions and entered into a separate settlement and license agreement with each of them. The provisions of each of the three settlement and license agreements included providing a license to the patents owned by the subsidiary of the Corporation in exchange for consideration in the form of a release fee for a release from any and all causes of action related to the subsidiary of the Corporation’s licensed patents as well as consideration in the form of either a lump sum payment or a running royalty fee covering a term through to the expiration of the licensed patents owned by the subsidiary of the Corporation. The consideration received by the subsidiary of the Corporation for these three settlement and license agreements was $16,000,000.

The three settlement and license agreements contained a number of elements that have been recorded in these consolidated financial statements as follows:

•
Under the terms of two of the agreements, in exchange for a release fee consideration, the subsidiary of the Corporation has agreed to release these licensees from any and all causes of action related to its patents which may have arisen prior to the effective date of the licenses. Due to the specific nature of the releases, these release fees have been recorded as other income in the six months ended September 30, 2006.

•
The subsidiary of the Corporation has entered into a standstill agreement with one of the licensees, whereby both have promised to refrain from filing certain types of litigation against each other until April 1, 2009. The consideration received related to the standstill agreement has been deferred and will be recognized as other income ratably over the standstill period.

•
Under the terms of one agreement, the subsidiary of the Corporation agreed to provide licensing rights for use of existing patents. As these rights have been delivered, payment has been received and the subsidiary of the Corporation has no future obligations under the agreement, this revenue has been recognized in the six months ended September 30, 2006.

•
Under the terms of one agreement, a portion of the consideration received is comprised of license fees for past and future use of the subject patents and for use of any future patents to be developed, acquired or obtained by the Corporation. The components of this portion of the agreement are considered multiple element arrangements that do not qualify for separate units of accounting, therefore, these license fees have been deferred and will be recognized ratably over the remaining term of the license agreement, which expires on January 16, 2013.

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

In conjunction with one of the agreements above, during the six months ended September 30, 2006, the Corporation and the Corporation’s subsidiary, LML Payment Systems Corp., settled the complaint for patent infringement originally filed on June 22, 2005 by Telecheck International Inc. in the United States District Court for the Eastern District of Texas, Marshall Division. The provisions of the settlement agreement included providing the Corporation and the Corporation’s subsidiary, LML Payment Systems Corp., with a license to certain patents owned by Telecheck International Inc. and certain other future patents owned by First Data Corp. and Telecheck related to the Corporation’s current products or services.

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

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations and Deficit, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation, except that under U.S. GAAP the stated capital of the Corporation’s shares would be $22,901,744 higher, as would the Corporation’s deficit due to the reporting difference disclosed under note 5.a).

Recent U.S. GAAP Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Corporation plans to adopt FIN 48 on April 1, 2007, as required. The adoption of FIN 48 is not expected to have an impact on the Corporation’s consolidated financial statements.

In June 2006, FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, is not expected to have an impact on the Corporation’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  The Corporation currently uses the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.  SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Corporation will initially apply SAB 108 using the retroactive method in connection with the preparation of its annual financial statements for the year ending March 31, 2007.  When the Corporation initially applies the provisions of SAB 108, it does not expect this adoption to result in any adjustment to the Corporation’s consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2006 results compared to Three Months Ended September 30, 2005

Revenue

Total revenue for the three months ended September 30, 2006 was approximately $1.7 million, an increase of approximately 41.2% from total revenue of approximately $1.2 million for the three months ended September 30, 2005. This increase is primarily attributable to an increase in revenue from licensing our patented intellectual property.

Revenue from electronic check verification was approximately $203,000 for the three months ended September 30, 2006, approximately a 29.8% decrease from revenue from electronic check verification of approximately $289,000 for the three months ended September 30, 2005. This decrease is primarily attributable to a reduction in per transaction pricing of our enhanced electronic check verification services provided to certain existing customers who entered into contract renewals during our previous quarter of our current fiscal year.

Revenue from our primary check collections business decreased approximately 15.7% from approximately $235,000 for the three months ended September 30, 2005 to approximately $198,000 for the three months ended September 30, 2006. The reduction in revenue from our primary check collections business was primarily attributable to an overall reduction in new returned check volume of approximately 33.5% provided to us for primary collection services. We believe this reduction may be attributable to better check verification services we are providing to some of our customers and fewer paper checks being processed by some of our customers. In light of trending decreases in revenue from our primary check collections business, we developed and began to implement a plan to combine the operations of our primary check collections business located in Dallas, Texas with our secondary check collections business located in Wichita, Kansas. This combination of operations coincides with the expiration of our property leases regarding our Dallas facilities. We anticipate completing this combination by December 31, 2006. We believe this combination will produce new operating efficiencies, including a significant reduction in our future primary check collection costs of operations without significantly impacting our existing revenue from our primary check collections business.

Revenue from our secondary check collections business increased approximately 37.6% from approximately $442,000 for the three months ended September 30, 2005 to approximately $608,000 for the three months ended September 30, 2006. The increase in revenue from our secondary check collections business was primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $140,000 for the three months ended September 30, 2006, versus approximately $61,000 for the three months ended September 30, 2005. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Revenue from licensing our patented intellectual property increased by approximately $360,000, from approximately $33,000 for the three months ended September 30, 2005 to approximately $393,000 for the three months ended September 30, 2006. The licensing revenue of approximately $393,000 consists of: (i) approximately $306,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $87,000 related to aggregate licenses providing running royalties.

During the three months ended September 30, 2006, revenue from and associated with our three largest customers amounted to approximately 62.3% of total revenue as compared to approximately 33.3% of total revenue for the three months ended September 30, 2005.  The increase in revenue from and associated with our largest customers is primarily attributable to the revenue attributable to one of our settlement and license agreements we entered into in April 2006. We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

Costs of operations

Costs of operations increased from approximately $1.1 million for the three months ended September 30, 2005, to approximately $1.2 million for the three months ended September 30, 2006, an increase of approximately 9.1%. The increase was primarily attributable to an increase in costs of approximately $60,000 associated with increases in our secondary check collections business and partially attributable to an increase in our personnel costs. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $881,000 from approximately $1.7 million for the three months ended September 30, 2006 and 2005, respectively, a decrease of approximately $819,000 or approximately 48.2%. The decrease in sales, general and administrative expense is primarily attributable to a decrease in legal fees of approximately $555,000, attributable to the patent infringement suit we filed during the fiscal year ended March 31, 2005 and settled in the first quarter of our fiscal year ending March 31, 2007, from approximately $567,000 for the three months ended September 30, 2005 to approximately $12,000 for the three months ended September 30, 2006 and partially attributable to a decrease in stock-based compensation expense of approximately $203,000 from approximately $505,000 for the three months ended September 30, 2005 to approximately $302,000 for the three months ended September 30, 2006.

Amortization and depreciation

Amortization and depreciation decreased to approximately $79,000 from approximately $110,000 for the three months ended September 30, 2006 and 2005, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years’ acquisitions, which had become fully depreciated.

Other (expenses) income, net

During the three months ended September 30, 2006, we had other expenses of approximately $3,000 compared to approximately $229,000 for the three months ended September 30, 2005. The decrease in other expenses is primarily attributable to costs of approximately $227,000 incurred during the three months ended September 30, 2005 attributable to an Arbitrator’s decision to award a former consultant of ours damages, interest and certain arbitration costs.

Interest income, net

Interest income increased to approximately $117,000 from approximately $37,000 for the three months ended September 30, 2006 and 2005, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments resulting from the net consideration we received from the three settlement and license agreements we entered into in April 2006.

Net Loss

Net loss decreased approximately $1.6 million from a net loss of approximately $2.0 million for the three months ended September 30, 2005 to a net loss of approximately $419,000 for the three months ended September 30, 2006. The decrease was primarily attributable to a decrease in legal fees attributable to the patent infringement suit we filed during the fiscal year ended March 31, 2005, of approximately $555,000 and partially attributable to a decrease in stock-based compensation expense of approximately $203,000, an increase in revenue of approximately $360,000 attributable to licensing our patented intellectual property and a decrease of approximately $226,000 in other expenses.

Basic and diluted loss per share were both approximately ($0.02) for the three months ended September 30, 2006, as compared to approximately ($0.10) for the three months ended September 30, 2005.

Six Months Ended September 30, 2006 results compared to Six Months Ended September 30, 2005

Revenue

Total revenue for the six months ended September 30, 2006 was approximately $3.4 million, an increase of approximately 25.9% from total revenue of approximately $2.7 million for the six months ended September 30, 2005. This increase is primarily attributable to an increase in revenue from licensing our patented intellectual property.

Revenue from electronic check verification was approximately $428,000 for the six months ended September 30, 2006, approximately a 24.8% decrease from revenue from electronic check verification of approximately $569,000 for the six months ended September 30, 2005. This decrease is primarily attributable to a reduction in per transaction pricing of our enhanced electronic check verification services provided to certain existing customers who entered into contract renewals during the first three months of our six months ended September 30, 2006.

Revenue from our primary check collections business decreased approximately 24.4% from approximately $533,000 for the six months ended September 30, 2005 to approximately $403,000 for the six months ended September 30, 2006. The reduction in revenue from our primary check collections business was primarily attributable to an overall reduction in new returned check volume of approximately 32% provided to us for primary collection services. We believe this reduction may be attributable to better check verification services we are providing to some of our customers and fewer paper checks being processed by some of our customers. In light of trending decreases in revenue from our primary check collections business, we developed and began to implement a plan to combine the operations of our primary check collections business located in Dallas, Texas, with our secondary check collections business located in Wichita, Kansas. This combination of operations coincides with the expiration of our property leases regarding our Dallas facilities. We anticipate completing this combination by December 31, 2006. We believe this combination will produce new operating efficiencies, including a significant reduction in our future primary check collection costs of operations without significantly impacting our existing revenue from our primary check collections business.

Revenue from our secondary check collections business increased approximately 30.3% from approximately $998,000 for the six months ended September 30, 2005 to approximately $1.3 million for the six months ended September 30, 2006. The increase in revenue from our secondary check collections business was primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from our licensing of certain payment software modules was nil for the six months ended September 30, 2006, compared to approximately $112,000 for the six months ended September 30, 2005.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $205,000 for the six months ended September 30, 2006, versus approximately $222,000 for the six months ended September 30, 2005. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Revenue from licensing our patented intellectual property increased by approximately $853,000, from approximately $65,000 for the six months ended September 30, 2005 to approximately $918,000 for the six months ended September 30, 2006. The licensing revenue of approximately $918,000 consists of: (i) approximately $143,000, net of legal fees, pertaining to one granted license; (ii) approximately $612,000, net of legal fees, representing the recognized current period portion of deferred revenue from a second granted license; and (iii) approximately $163,000 related to aggregate licenses providing running royalties.

During the six months ended September 30, 2006, revenue from and associated with our two largest customers amounted to approximately 49.3% of total revenue as compared to approximately 23.3% of total revenue for the six months ended September 30, 2005.  The increase in revenue from and associated with our largest customers is primarily attributable to the revenue attributable to one of our settlement and license agreements we entered into in April 2006. We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

Costs of operations

Costs of operations increased from approximately $2.3 million for the six months ended September 30, 2005, to approximately $2.5 million for the six months ended September 30, 2006, an increase of approximately 8.7%. The increase was primarily attributable to an increase in costs of approximately $140,000 associated with increases in our secondary check collections business and partially attributable to an increase in our personnel costs. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $1.6 million from approximately $2.9 million for the six months ended September 30, 2006 and 2005, respectively, a decrease of approximately $1.3 million or approximately 44.8%. The decrease in sales, general and administrative expense is primarily attributable to a decrease in legal fees of approximately $932,000, attributable to the patent infringement suit we filed during the fiscal year ended March 31, 2005 and settled in the first quarter of our fiscal year ending March 31, 2007, from approximately $983,000 for the six months ended September 30, 2005 to approximately $51,000 for the six months ended September 30, 2006 and partially attributable to a decrease in stock-based compensation expense of approximately $235,000 from approximately $661,000 for the six months ended September 30, 2005 to approximately $426,000 for the six months ended September 30, 2006.

Amortization and depreciation

Amortization and depreciation decreased to approximately $159,000 from approximately $436,000 for the six months ended September 30, 2006 and 2005, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years’ acquisitions, which had become fully depreciated.

Other (expenses) income, net

During the six months ended September 30, 2006 we had other income of approximately $381,000 compared to other expenses of approximately $229,000 for the six months ended September 30, 2005. The other income of approximately $381,000 in the current period consists of approximately $377,000, net of legal fees, attributable to specific release provisions contained in two of the license agreements entered into in April, 2006 as well as approximately $22,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of these licenses. The other expense of approximately $229,000 in the prior fiscal year period is primarily attributable to costs of approximately $227,000 attributable to an Arbitrator’s decision to award a former consultant of ours damages, interest and certain arbitration costs.

Interest income, net

Interest expense decreased to approximately $1,000 from approximately $2,000 for the six months ended September 30, 2006 and 2005, respectively. Interest income increased to approximately $221,000 from approximately $76,000 for the six months ended September 30, 2006 and 2005, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments resulting from the net consideration we received during the six months ended September 30, 2006 from the three settlement and license agreements we entered into in April 2006.

Net Loss

Net loss decreased approximately $2.8 million from a net loss of approximately $3.0 million for the six months ended September 30, 2005 to a net loss of approximately $235,000 for the six months ended September 30, 2006. The decrease was primarily attributable to an increase in revenue of approximately $853,000 attributable to licensing our patented intellectual property and a decrease in legal fees attributable to the patent infringement suit we filed during the fiscal year ended March 31, 2005, of approximately $932,000 and partially attributable to a decrease in stock-based compensation expense of approximately $235,000, an increase in other income of approximately $381,000, and a decrease of approximately $229,000 in other expenses.

Basic and diluted loss per share were both approximately ($0.01) for the six months ended September 30, 2006, as compared to approximately ($0.15) for the six months ended September 30, 2005.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $9.7 million in working capital as of September 30, 2006, compared to approximately $3.0 million in working capital as of March 31, 2006. The increase in working capital was primarily attributable to cash flows provided by operating activities of approximately $7.6 million. Cash provided by operating activities increased approximately $8.7 million from cash used in operating activities of approximately $1.1 million for the six months ended September 30, 2005 to cash provided by operating activities of approximately $7.6 million for the six months ended September 30, 2006. The increase in cash provided by operating activities was primarily attributable to consideration we received of approximately $16.0 million less special fee arrangements we paid Kirkland & Ellis of approximately $7.1 million resulting from the three settlement and license agreements we entered into during the six months ended September 30, 2006. Cash used in investing activities was approximately $260,000 for the six months ended September 30, 2006 as compared to approximately $74,000 for the six months ended September 30, 2005, an increase in cash used in investing activities of approximately $186,000. The increase in cash used in investing activities was primarily attributable to an amount we paid pursuant to the engagement of a corporate financial advisor. Cash provided by financing activities was approximately $41,000 for the six months ended September 30, 2006 as compared to approximately $18,000 for the six months ended September 30, 2005, an increase in cash provided by financing activities of approximately $23,000. The increase in cash provided by financing activities was primarily due to the increase in proceeds from the exercise of options of our common stock of approximately $22,000 from approximately $42,000 during the six months ended September 30, 2005 to approximately $64,000 during the six months ended September 30, 2006.

Due to the net consideration of $8.9 million we received from the three settlement and license agreements we entered into during the six months ended September 30, 2006, we anticipate positive cash flows from our operating activities in fiscal 2007. Consequently, we believe that this consideration combined with our existing cash and cash equivalent balances should satisfy our working capital and capital expenditure requirements in fiscal 2007.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We plan to adopt FIN 48 on April 1, 2007, as required. The adoption of FIN 48 is not expected to have an impact on our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, is not expected to have an impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We currently use the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.  SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We will initially apply SAB 108 using the retroactive method in connection with the preparation of our annual financial statements for the year ending March 31, 2007.  When we initially apply the provisions of SAB 108, we do not expect this adoption to result in any adjustment to our consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates since March 31, 2006. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959).

Contingencies

In March 2006, a former employee of a subsidiary of the Corporation filed a complaint against us for breach of contract and wrongful termination in the Superior Court of the State of Arizona in and for the County of Maricopa. In the suit, the former employee alleges that the subsidiary of the Corporation wrongfully reduced the former employee’s salary without requisite notice under the employment agreement between the former employee and us and wrongfully terminated the former employee without requisite notice and for acts that do not constitute cause under the aforementioned employment agreement. We believe these allegations are without merit and we intend to vigorously defend against them. The likelihood of success of this suit is indeterminate and any amounts to be payable cannot be reasonably estimated. As such, no amounts have been recorded in the consolidated financial statements pertaining to this suit for the six months ended September 30, 2006.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

From April 1, 2006 until September 30, 2006, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959).

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1A. Risk Factors

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959)

ITEM 4. Submission of Matters to a Vote of Security Holders

The Corporation’s Annual General Meeting of Shareholders was held August 30, 2006 (the “Meeting”). There were 20,207,094 common shares of the Corporation entitled to vote at the Meeting, of which a total of 17,587,796 (87.03%) were represented at the Meeting either in person or by proxy.

The following summarizes the results of the voting regarding the proposals which were adopted at the Meeting:

1.
Proposal to elect Patrick H. Gaines, Gregory A. MacRae, L. William Seidman and Jacqueline Pace for terms expiring at the Annual General Meeting of Shareholders in 2007, as described in the Corporation’s Information Circular and Proxy Statement for the Meeting.

DIRECTORS	VOTES FOR	VOTES WITHHELD

Patrick H. Gaines	17,129,557	458,239
Greg A. MacRae	17,145,260	442,536
L. William Seidman	17,144,727	443,069
Jacqueline Pace	17,143,952	443,844

2.	Proposal to ratify the appointment of Grant Thornton LLP as the Corporation’s independent auditor until the Annual General Meeting of Shareholders in 2007.

VOTES FOR	VOTES AGAINST	ABSTENTIONS

17,337,425	98,689	151,682

ITEM 6.	Exhibits

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit
Number	Description of Document

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

November 8, 2006