Form 10-Q
period 2006-12-31
LML PAYMENT SYSTEMS INC
filed 2007-02-09
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

The number of shares of the registrant's Common Stock outstanding as of February 2, 2007, was 20,207,094.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)
	December 31,	March 31,
	2006	2006

ASSETS
Current Assets
Cash and cash equivalents	$10,359,948	$3,691,632
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $46,886 and $46,145, respectively	430,317	436,475
Prepaid expenses	271,342	374,887
Total Current Assets	11,311,607	4,752,994

Capital Assets, net	179,495	201,036

Patents, net	977,125	1,093,392

Other Assets	130,102	30,102

TOTAL ASSETS	12,598,329	6,077,524

LIABILITIES
Current Liabilities
Accounts payable	545,221	1,104,034
Accrued liabilities	184,794	165,083
Accrued compensation	202,813	173,444
Current portion of long-term debt	1,802	22,458
Current portion of deferred revenue	1,526,551	260,121
Total Current Liabilities	2,461,181	1,725,140

Long-term debt	4,654	-

Deferred revenue	6,176,248	10,985

Total Liabilities	8,642,083	1,736,125

Commitments and contingencies

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 20,207,094 and 20,194,094 shares issued and outstanding, respectively	32,774,368	32,710,018

Contributed Surplus	3,254,000	2,544,312
Deficit	(32,072,122)	(30,912,931)
Total Shareholders' Equity	3,956,246	4,341,399

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	12,598,329	6,077,524

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

REVENUE	$1,516,415	$1,205,604	$4,962,636	$3,923,644

COSTS AND EXPENSES
Costs of operations	1,236,984	1,175,308	3,721,526	3,425,433
Sales, general and administrative expenses (includes stock-based compensation expense of $262,183 for three months ended December 31, 2006 (three months ended December 31, 2005 - $140,342) and $688,042 for nine months ended December 31, 2006 (nine months ended December 31, 2005 - $801,836))	726,072	1,054,013	2,335,630	3,960,187

Amortization and depreciation	72,251	91,970	231,382	528,048

LOSS BEFORE OTHER (EXPENSES) INCOME AND INCOME TAXES	(518,892)	(1,115,687)	(1,325,902)	(3,990,024)

Other (expenses) income, net	(524,995)	(1,209)	(143,911)	(229,793)
Interest income, net	124,027	25,046	344,868	99,032

LOSS BEFORE INCOME TAXES	(919,860)	(1,091,850)	(1,124,945)	(4,120,785)

Income taxes	4,200	7,840	34,246	21,663

NET LOSS	(924,060)	(1,099,690)	(1,159,191)	(4,142,448)

DEFICIT, beginning of period	(31,148,062)	(29,308,596)	(30,912,931)	(26,265,838)

DEFICIT, end of period	(32,072,122)	(30,408,286)	(32,072,122)	(30,408,286)

LOSS PER SHARE, basic and diluted	(0.05)	(0.06)	(0.06)	(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,207,094	20,176,453	20,206,189	20,156,209
Diluted	20,207,094	20,176,453	20,206,189	20,156,209

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Operating Activities:
Net Loss	$(924,060)	$(1,099,690)	$(1,159,191)	$(4,142,448)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	-	-	24,464	14,989
Amortization and depreciation	72,251	91,970	231,382	528,048
Gain on sale of capital assets	(3,000)	-	(3,000)	-
Stock-based compensation	262,183	140,342	688,042	801,836
Stock-based compensation - future income taxes	-	3,640	21,646	9,063

Changes in operating assets and liabilities
Accounts receivable	68,099	32,042	(18,306)	54,611
Prepaid expenses	71,437	90,397	103,545	282,767
Other assets	540,787	-	540,787	10,952
Accounts payable and accrued liabilities	(36,580)	149,928	(509,733)	735,635
Deferred revenue	(293,571)	19,020	7,431,693	18,024
Net cash (used in) provided by operating activities	(242,454)	(572,351)	7,351,329	(1,686,523)

Investing Activities:
Other assets	(407,299)	-	(640,787)	-
Proceeds from sale of capital assets	3,000	-	3,000	-
Capital asset expenditures	(54,183)	(65,495)	(79,647)	(139,322)
Patents	(4,895)	(8,549)	(6,147)	(8,760)
Net cash provided by (used in) investing activities	(463,377)	(74,044)	(723,581)	(148,082)

Financing Activities:
Payments on capital leases	(658)	(9,816)	(21,009)	(28,851)
Payments on long-term borrowing	-	(2,661)	(2,773)	(7,756)
Proceeds from exercise of stock options	-	151,000	64,350	193,325
Net cash (used in) provided by financing activities	(658)	138,523	40,568	156,718

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(706,489)	(507,872)	6,668,316	(1,677,887)

Cash and cash equivalents, beginning of period	11,066,437	4,891,806	3,691,632	6,061,821

Cash and cash equivalents, end of period	10,359,948	4,383,934	10,359,948	4,383,934

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated balance sheet as at December 31, 2006, the consolidated statements of operations and deficit for the three and nine months ended December 31, 2006 and 2005, and the consolidated statements of cash flows for the three and nine months ended December 31, 2006 and 2005, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. The Corporation's consolidated balance sheet as at March 31, 2006, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's audited annual consolidated financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959).

2.	Financial instruments

a)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (March 31, 2006 - $250,000) against charge back losses.

b)	Concentration of credit risk

During the three months ended December 31, 2006, revenue from the Corporation’s two largest customers amounted to approximately 54% of total revenue (three months ended December 31, 2005 - 27%). The amount of revenue from these customers amounted to approximately $818,184 (three months ended December 31, 2005 - $325,154). During the nine months ended December 31, 2006, revenue from the Corporation’s two largest customers amounted to approximately 51% of total revenue (nine months ended December 31, 2005 - 24%). The amount of revenue from these customers amounted to approximately $2,516,647 (nine months ended December 31, 2005 - $957,291). The Corporation is economically dependent on revenue from these customers.

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

During the three months ended December 31, 2006, the Corporation granted 585,000 stock options under the Corporation’s 1998 Stock Incentive Plan. The weighted average fair value for these stock options is $1.46. The fair value for the stock option grants was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 3.84%;

Expected volatility of 60.2%;

Expected life of the stock options of 4 years; and

No dividend yields.

The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $262,183 for the three months ended December 31, 2006 and $688,042 for the nine months ended December 31, 2006.

During the three months ended December 31, 2005, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option Plan or its 1998 Stock Incentive Plan. Stock-based compensation expense from vesting stock options resulted in an expense of $140,342 for the three months ended December 31, 2005 and $801,836 for the nine months ended December 31, 2005. During the nine months ended December 31, 2005, 50,000 stock options were terminated upon the departure of an employee.

4. Commitments and Contingencies

All commitments and contingencies remain unchanged from the Corporation’s audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 except as noted below:

During the nine months ended December 31, 2006, a subsidiary of the Corporation settled its suit, originally filed on June 14, 2004 in the U.S. District Court for the District of Delaware, against four companies who provide equipment, systems and services that convert paper checks presented at the point-of-sale into electronic transactions and entered into a separate settlement and license agreement with each of them. The provisions of each of the three settlement and license agreements included providing a license to the patents owned by the subsidiary of the Corporation in exchange for consideration in the form of a release fee for a release from any and all causes of action related to the subsidiary of the Corporation’s licensed patents as well as consideration in the form of either a lump sum payment or a running royalty fee covering a term through to the expiration of the licensed patents owned by the subsidiary of the Corporation. The consideration received by the subsidiary of the Corporation for these three settlement and license agreements was $16,000,000.

The three settlement and license agreements contained a number of elements that have been recorded in these consolidated financial statements as follows:

•
Under the terms of two of the agreements, in exchange for a release fee consideration, the subsidiary of the Corporation has agreed to release these licensees from any and all causes of action related to its patents which may have arisen prior to the effective date of the licenses. Due to the specific nature of the releases, these release fees have been recorded as other income in the nine months ended December 31, 2006.

•
The subsidiary of the Corporation has entered into a standstill agreement with one of the licensees, whereby both have promised to refrain from filing certain types of litigation against each other until April 1, 2009. The consideration received related to the standstill agreement has been deferred and will be recognized as other income ratably over the standstill period.

•
Under the terms of one agreement, the subsidiary of the Corporation agreed to provide licensing rights for use of existing patents. As these rights have been delivered, payment has been received and the subsidiary of the Corporation has no future obligations under the agreement, this revenue has been recognized in the nine months ended December 31, 2006.

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

•
The Corporation has a special fee arrangement with its legal firm, Kirkland and Ellis LLP, that resulted in a $7,100,000 fee for the legal firm’s services in connection with the foregoing settlement and licensing agreements. The special fee was paid in April 2006 and has been offset against the $16,000,000 consideration.

In conjunction with one of the agreements above, during the nine months ended December 31, 2006, the Corporation and the Corporation’s subsidiary, LML Payment Systems Corp., settled the complaint for patent infringement originally filed on June 22, 2005 by Telecheck International Inc. in the United States District Court for the Eastern District of Texas, Marshall Division. The provisions of the settlement agreement included providing the Corporation and the Corporation’s subsidiary, LML Payment Systems Corp., with a license to certain patents owned by Telecheck International Inc. and certain other future patents owned by First Data Corp. and Telecheck related to the Corporation’s current products or services.

5. Subsequent Event

Subsequent to the nine months ended December 31, 2006, the Corporation entered into a lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling approximately $935,000. Lease payments are monthly in arrears under the lease term of thirty-six (36) months.

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

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations and Deficit, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation, except that under U.S. GAAP the stated capital of the Corporation’s shares would be $22,901,744 higher, as would the Corporation’s deficit due to the reporting difference disclosed under note 6.a).

Recent U.S. GAAP Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Corporation plans to adopt FIN 48 on April 1, 2007, as required. The Corporation is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In June 2006, FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, did not have an impact on the Corporation’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  The Corporation currently uses the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.  SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Corporation will initially apply SAB 108 using the retroactive method in connection with the preparation of its annual financial statements for the year ending March 31, 2007.  The adoption of SAB 108 will not result in any adjustment to the Corporation’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Corporation plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. The Corporation is currently assessing the potential impact that adoption of SFAS No. 157 will have on its consolidated financial statements.

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

We provide our financial payment processing services from our office locations in Scottsdale, Arizona and Wichita, Kansas.

Results of Operations

Three Months Ended December 31, 2006 results compared to Three Months Ended December 31, 2005

Revenue

Total revenue for the three months ended December 31, 2006 was approximately $1.5 million, an increase of approximately 25% from total revenue of approximately $1.2 million for the three months ended December 31, 2005. This increase is primarily attributable to an increase in revenue from licensing our patented intellectual property.

Revenue from electronic check verification was approximately $159,000 for the three months ended December 31, 2006, approximately a 43.6% decrease from revenue from electronic check verification of approximately $282,000 for the three months ended December 31, 2005. This decrease is primarily attributable to certain existing customers negotiating a reduction in the per transaction pricing of our enhanced electronic check verification services when they entered into contract renewals with us during the first quarter of our current fiscal year.

Revenue from our primary check collections business decreased approximately 14.5% from approximately $207,000 for the three months ended December 31, 2005 to approximately $177,000 for the three months ended December 31, 2006. The reduction in revenue from our primary check collections business was primarily attributable to an overall reduction of approximately 27% in new returned check volume provided to us for primary collection services. We believe this reduction may be attributable to better check verification services we are providing to some of our customers and fewer paper checks being processed by some of our customers. In light of trending decreases in revenue from our primary check collections business, during the three months ended December 31, 2006, we implemented a plan to combine the operations of our primary check collections business located in Dallas, Texas with our secondary check collections business located in Wichita, Kansas. This combination of operations coincided with the expiration of our property leases for our Dallas facilities. The total costs associated with this combination of operations were approximately $68,000. We believe this combination will produce new operating efficiencies, including a significant reduction in our future primary check collection costs of operations without significantly impacting our existing revenue from our primary check collections business.

Revenue from our secondary check collections business increased approximately 26.6% from approximately $477,000 for the three months ended December 31, 2005 to approximately $603,000 for the three months ended December 31, 2006. The increase in revenue from our secondary check collections business was primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $80,000 for the three months ended December 31, 2006, versus approximately $105,000 for the three months ended December 31, 2005. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Revenue from licensing our patented intellectual property increased by approximately $369,000, from approximately $30,000 for the three months ended December 31, 2005 to approximately $398,000 for the three months ended December 31, 2006. The licensing revenue of approximately $398,000 consists of: (i) approximately $306,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $92,000 related to aggregate licenses providing running royalties.

Recently released statistics from the National Automated Clearing House Association (“NACHA”) show that the transaction volume for point-of-purchase (“POP”) check conversion during the fourth quarter of 2006 was over 86 million, an increase of approximately 89% over the transaction volume for the same period in 2005. We believe that this growing trend may have an impact on our patented intellectual property licensing activities.

During the three months ended December 31, 2006, revenue from and associated with our two largest customers amounted to approximately 54% of total revenue as compared to approximately 27% of total revenue for the three months ended December 31, 2005.  The increase in revenue from and associated with our largest customers is primarily attributable to the revenue from one of our settlement and license agreements we entered into in April 2006. We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

Costs of operations

Costs of operations were approximately $1.2 million for the three months ended December 31, 2006 as compared to approximately $1.2 million for the three months ended December 31, 2005. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. Subsequent to the three months ended December 31, 2006, we entered into a lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling approximately $935,000. The purpose of these purchases is to update our existing IBM Mainframe hardware and acquire redundant IBM Mainframe hardware as part of our creation of a second data center.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $726,000 from approximately $1.1 million for the three months ended December 31, 2006 and 2005, respectively, a decrease of approximately $374,000 or approximately 34%. The decrease in sales, general and administrative expenses is primarily attributable to a decrease in legal fees from approximately $407,000 for the three months ended December 31, 2005 to nil for the three months ended December 31, 2006. The legal fees for the three months ended December 31, 2005 were attributable to the patent infringement suit we filed during the fiscal year ended March 31, 2005 and settled in the first quarter of our fiscal year ending March 31, 2007. This decrease was partially offset by an increase in stock-based compensation expense of approximately $122,000 from approximately $140,000 for the three months ended December 31, 2005 to approximately $262,000 for the three months ended December 31, 2006.

Amortization and depreciation

Amortization and depreciation decreased to approximately $72,000 from approximately $92,000 for the three months ended December 31, 2006 and 2005, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years’ acquisitions, which had become fully depreciated.

Other (expenses) income, net

During the three months ended December 31, 2006, we had other expenses of approximately $541,000 compared to approximately $1,200 for the three months ended December 31, 2005. As part of our continuing efforts to maximize shareholder value and solidify our financial and operational foundation, we explored several potential acquisitions and merger opportunities during the three months ended December 31, 2006. The due diligence process involved in these activities resulted in us incurring certain related costs, namely professional services fees which primarily included legal fees, as well as other travel, meetings and related expenditures. We did not enter into any definitive agreements related to these costs; therefore, during the three months ended December 31, 2006, we expensed approximately $540,000 of costs attributable to these efforts which is recorded as other expenses. During the three months ended December 31, 2006, we had other income of approximately $16,000 compared to nil for the three months ended December 31, 2005. The increase in other income is primarily attributable to other income of approximately $11,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement entered into with one of our licensees during the first quarter of our current fiscal year.

Interest income, net

Interest income increased to approximately $124,000 from approximately $25,000 for the three months ended December 31, 2006 and 2005, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments resulting from the net consideration we received from the three settlement and license agreements we entered into in April 2006.

Net Loss

Net loss decreased approximately $180,000 from a net loss of approximately $1.1 million for the three months ended December 31, 2005 to a net loss of approximately $924,000 for the three months ended December 31, 2006. The decrease was primarily attributable to a decrease of approximately $407,000 in legal fees attributable to the patent infringement suit we filed during the fiscal year ended March 31, 2005. This decrease was partially offset by an increase in stock-based compensation expense of approximately $122,000, an increase in revenue of approximately $369,000 attributable to licensing our patented intellectual property and an increase of approximately $540,000 in other expenses.

Basic and diluted loss per share were both approximately ($0.05) for the three months ended December 31, 2006, as compared to approximately ($0.06) for the three months ended December 31, 2005.

Nine Months Ended December 31, 2006 results compared to Nine Months Ended December 31, 2005

Revenue

Total revenue for the nine months ended December 31, 2006 was approximately $5.0 million, an increase of approximately 28.2% from total revenue of approximately $3.9 million for the nine months ended December 31, 2005. This increase is primarily attributable to an increase in revenue from licensing our patented intellectual property.

Revenue from electronic check verification was approximately $587,000 for the nine months ended December 31, 2006, approximately a 30.9% decrease from revenue from electronic check verification of approximately $850,000 for the nine months ended December 31, 2005. This decrease is primarily attributable to certain existing customers negotiating a reduction in the per transaction pricing of our enhanced electronic check verification services when they entered into contract renewals with us during the nine months ended December 31, 2006.

Revenue from our primary check collections business decreased approximately 21.6% from approximately $740,000 for the nine months ended December 31, 2005 to approximately $580,000 for the nine months ended December 31, 2006. The reduction in revenue from our primary check collections business was primarily attributable to an overall reduction of approximately 30.6% in new returned check volume provided to us for primary collection services. We believe this reduction may be attributable to better check verification services we are providing to some of our customers and fewer paper checks being processed by some of our customers. In light of trending decreases in revenue from our primary check collections business, we implemented a plan which combined the operations of our primary check collections business located in Dallas, Texas, with our secondary check collections business located in Wichita, Kansas. This combination of operations coincided with the expiration of our property leases for our Dallas facilities. The total costs associated with this combination of operations were approximately $68,000. We believe this combination will produce new operating efficiencies, including a significant reduction in our future primary check collection costs of operations without significantly impacting our existing revenue from our primary check collections business.

Revenue from our secondary check collections business increased approximately 26.7% from approximately $1.5 million for the nine months ended December 31, 2005 to approximately $1.9 million for the nine months ended December 31, 2006. The increase in revenue from our secondary check collections business was primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from our licensing of certain payment software modules was nil for the nine months ended December 31, 2006, compared to approximately $112,000 for the nine months ended December 31, 2005.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $285,000 for the nine months ended December 31, 2006, versus approximately $327,000 for the nine months ended December 31, 2005. We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Revenue from licensing our patented intellectual property increased by approximately $1.2 million, from approximately $95,000 for the nine months ended December 31, 2005 to approximately $1.3 million for the nine months ended December 31, 2006. The licensing revenue of approximately $1.3 million consists of: (i) approximately $143,000, net of legal fees, pertaining to one granted license; (ii) approximately $917,000, net of legal fees, representing the recognized current period portion of deferred revenue from a second granted license; and (iii) approximately $255,000 related to aggregate licenses providing running royalties.

During the nine months ended December 31 2006, revenue from and associated with our two largest customers amounted to approximately 50.7% of total revenue as compared to approximately 24.4% of total revenue for the nine months ended December 31 2005.  The increase in revenue from and associated with our largest customers is primarily attributable to the revenue from one of our settlement and license agreements we entered into in April 2006. We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

Costs of operations

Costs of operations increased from approximately $3.4 million for the nine months ended December 31, 2005, to approximately $3.7 million for the nine months ended December 31, 2006, an increase of approximately 8.8%. The increase was primarily attributable to an increase in costs of approximately $230,000 associated with increases in our secondary check collections business and partially attributable to an increase in our personnel costs. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. Subsequent to the nine months ended December 31, 2006, we entered into a lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling approximately $935,000. The purpose of these purchases is to update our existing IBM Mainframe hardware and acquire redundant IBM Mainframe hardware as part of our creation of a second data center

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $2.3 million from approximately $4.0 million for the nine months ended December 31, 2006 and 2005, respectively, a decrease of approximately $1.7 million or approximately 42.5%. The decrease in sales, general and administrative expense is primarily attributable to a decrease in legal fees of approximately $1.3 million, attributable to the patent infringement suit we filed during the fiscal year ended March 31, 2005 and settled in the first quarter of our fiscal year ending March 31, 2007, from approximately $1.4 million for the nine months ended December 31, 2005 to approximately $52,000 for the nine months ended December 31, 2006. This decrease is also partially attributable to a decrease in stock-based compensation expense of approximately $114,000 from approximately $802,000 for the nine months ended December 31, 2005 to approximately $688,000 for the nine months ended December 31, 2006.

Amortization and depreciation

Amortization and depreciation decreased to approximately $231,000 from approximately $528,000 for the nine months ended December 31, 2006 and 2005, respectively. The decrease was primarily attributable to certain capital assets, acquired through previous years’ acquisitions, which had become fully depreciated.

Other (expenses) income, net

During the nine months ended December 31, 2006 we had other expenses of approximately $556,000 compared to other expenses of approximately $230,000 for the nine months ended December 31, 2005. As part of our continuing efforts to maximize shareholder value and solidify our financial and operational foundation, we explored several potential acquisitions and merger opportunities during the nine months ended December 31, 2006.

The due diligence process involved in these activities resulted in us incurring certain related costs, namely professional services fees which primarily included legal fees, as well as other travel, meetings and related expenditures. We did not enter into any definitive agreements related to these costs; therefore, during the nine months ended December 31, 2006, we expensed approximately $540,000 of costs attributable to these efforts which is recorded as other expenses. The other expense of approximately $230,000 in the prior fiscal year period is primarily attributable to costs of approximately $227,000 attributable to an arbitrator’s decision to award a former consultant of ours damages, interest and certain arbitration costs. During the nine months ended December 31, 2006 we had other income of approximately $412,000 compared to nil for the nine months ended December 31, 2005. The other income of approximately $412,000 in the current period consists of approximately $377,000, net of legal fees, attributable to specific release provisions contained in two of the license agreements we entered into in April 2006 as well as approximately $32,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of these licenses.

Interest income, net

Interest expense decreased to approximately $1,000 from approximately $8,000 for the nine months ended December 31, 2006 and 2005, respectively. Interest income increased to approximately $345,000 from approximately $107,000 for the nine months ended December 31, 2006 and 2005, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments resulting from the net consideration we received during the nine months ended December 31, 2006 from the three settlement and license agreements we entered into in April 2006.

Net Loss

Net loss decreased approximately $2.9 million from a net loss of approximately $4.1 million for the nine months ended December 31, 2005 to a net loss of approximately $1.2 million for the nine months ended December 31, 2006. The decrease was primarily attributable to an increase in revenue of approximately $1.2 million attributable to licensing our patented intellectual property and a decrease of approximately $1.3 million in legal fees attributable to the patent infringement suit we filed during the fiscal year ended March 31, 2005. The decrease was also partially attributable to a decrease in stock-based compensation expense of approximately $114,000 and an increase in other income of approximately $412,000, offset by an increase in other expenses of approximately $326,000.

Basic and diluted loss per share were both approximately ($0.06) for the nine months ended December 31, 2006, as compared to approximately ($0.21) for the nine months ended December 31, 2005.

Subsequent Business Developments

Subsequent to the three and nine months ended December 31, 2006, we received notification from Grocers Supply Company Inc. that our Master Support Agreement for check authorization support, due to expire on April 30, 2007, would not be renewed. Although we also maintain direct contracts with the independent stores represented by Grocers Supply Company Inc., we believe that some of these contracts held directly with the independent stores may not be renewed. At this time we cannot quantify the effect on our electronic check verification revenue, however, approximately 76% of our revenue from electronic check verification is attributable to these independent stores and, therefore, the non-renewal of certain direct contracts could have a material adverse effect on our financial results.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $8.9 million in working capital as of December 31, 2006, compared to approximately $3.0 million in working capital as of March 31, 2006. The increase in working capital was primarily attributable to cash flows provided by operating activities of approximately $7.4 million. Cash provided by operating activities increased approximately $9.1 million from cash used in operating activities of approximately $1.7 million for the nine months ended December 31, 2005 to cash provided by operating activities of approximately $7.4 million for the nine months ended December 31, 2006. The increase in cash provided by operating activities was primarily attributable to consideration we received of approximately $16.0 million (less special fee arrangements we paid Kirkland & Ellis of approximately $7.1 million) resulting from the three settlement and license agreements we entered into during the nine months ended December 31, 2006. Cash used in investing activities was approximately $724,000 for the nine months ended December 31, 2006 as compared to approximately $148,000 for the nine months ended December 31, 2005, an increase in cash used in investing activities of approximately $576,000. The increase in cash used in investing activities was primarily attributable to expenditures related to our due diligence efforts from our consideration of potential acquisitions and merger opportunities, including professional services fees, which included legal fees, travel, meetings and other related expenditures and partially attributable to an amount we paid pursuant to the engagement of a corporate financial advisor. Cash provided by financing activities was approximately $41,000 for the nine months ended December 31, 2006 as compared to approximately $157,000 for the nine months ended December 31, 2005, a decrease in cash provided by financing activities of approximately $116,000. The decrease in cash provided by financing activities was primarily due to the decrease in proceeds from the exercise of options of our common stock of approximately $129,000 from approximately $193,000 during the nine months ended December 31, 2005 to approximately $64,000 during the nine months ended December 31, 2006.

Due to the net consideration of $8.9 million we received from the three settlement and license agreements we entered into during the nine months ended December 31, 2006, we anticipate positive cash flows from our operating activities in fiscal 2007. Consequently, we believe that this consideration combined with our existing cash and cash equivalent balances should satisfy our working capital and capital expenditure requirements in fiscal 2007.

In light of our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor, our long-term plans may include the potential to strategically acquire complementary businesses, products or technologies. We considered a number of potential acquisition and merger opportunities during the three and nine months ended December 31, 2006, and we currently expect to continue considering and evaluating opportunities as they arise as part of implementing our strategic objectives (although no assurances can be made that we will enter into definitive agreements for or consummate any such acquisitions). Implementing our strategic objectives may also include instituting actions against other entities who we believe are infringing our intellectual property. We believe that existing cash and cash equivalent balances and potential cash flows from operations should satisfy our long-term cash requirements, however, we may elect to raise additional funds for these purposes, either through equity or debt financing, as appropriate. There can be no assurance that such financing would be available on acceptable terms, if at all.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We plan to adopt FIN 48 on April 1, 2007, as required. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, did not have an impact on our consolidated financial statements for the three month period ended December 31, 2006.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We currently use the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.  SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We will initially apply SAB 108 using the retroactive method in connection with the preparation of our annual financial statements for the year ending March 31, 2007.  The adoption of SAB 108 will not result in any adjustment to our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates since March 31, 2006. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959).

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as such term is defined in Item 303(a)(4) of Regulation S-K.

Contingencies

In March 2006, a former employee of a subsidiary of the Corporation filed a complaint against us for breach of contract and wrongful termination in the Superior Court of the State of Arizona in and for the County of Maricopa. In the suit, the former employee alleges that the subsidiary of the Corporation wrongfully reduced the former employee’s salary without requisite notice under the employment agreement between the former employee and us and wrongfully terminated the former employee without requisite notice and for acts that do not constitute cause under the aforementioned employment agreement. We believe these allegations are without merit and we intend to vigorously defend against them. The likelihood of success of this suit is indeterminate and any amounts to be payable cannot be reasonably estimated. As such, no amounts have been recorded in the consolidated financial statements pertaining to this suit for the nine months ended December 31, 2006.

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

From April 1, 2006 until December 31, 2006, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 15, 2006 (file no. 0-13959).

ITEM 4.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

February 8, 2007