Form 10-K
period 2007-03-31
LML PAYMENT SYSTEMS INC
filed 2007-06-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

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

Large Accelerated Filed [  ]                                                                   Accelerated Filer  [ X ]                                                                Non-Accelerated Filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes [    ]   No [ X ]

As of September 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant held by non-affiliates based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ Capital Market, was approximately $41,622,519.

As of May 31, 2007, the Registrant had 20,207,094 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2007 Annual and Special Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant’s fiscal year ended March 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.
2007 FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1. Business

Unless the context otherwise requires, references in this report on Form 10-K to the “Company”,  “LML,” “we,” “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.’s subsidiaries are LML Corp., Legacy Promotions Inc. and LHTW Properties, Inc. LML Corp’s subsidiaries are LML Patent Corp., and LML Payment Systems Corp.   Unless otherwise specified herein, all references herein to “$” are to United States (“U.S.”) Dollars.  From time to time the Company has made and may continue to make written or oral “forward-looking statements” including those contained in this Annual Report on Form 10-K. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified below in Item 1A – “Risk Factors”.

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

Beanstream Acquisition

As part of our acquisition business strategy, on April 30, 2007, we entered into a definitive Arrangement Agreement to acquire all of the outstanding capital stock of Beanstream Internet Commerce Inc. (“Beanstream”), a leading provider of authentication and Internet payment processing solutions that is based in Victoria, British Columbia.  Under our agreement with Beanstream, the transaction is subject to customary closing conditions set forth in the agreement, including the approval by the shareholders of Beanstream, and is expected to close on or about June 30, 2007 (however, no assurances can be made that such conditions will be satisfied or that the transaction will close by then, if at all).  Additional information regarding the Beanstream transaction can be found in our Form 8-K dated April 30, 2007 and filed with the SEC on May 4, 2007 and our Form 8-K dated June 4, 2007 and filed with the SEC on June 6, 2007 (and in any additional filings that may we may make with the SEC from time to time relating to the transaction, which can be found at the SEC’s website at www.sec.gov).     See also Part I, Item 1A – “Risk Factors“ and Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Beanstream is a leading financial payment processing, authentication and risk management services company. Beanstream provides a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Beanstream’s services are accessible via the internet and are offered in an application service provider (ASP) model. Beanstream focuses on product development, project management and third tier technical support of its products and services and relies primarily on strategic business partners to sell and market its products and services. Beanstream’s comprehensive range of services and payment products are integrated into third party products in many target vertical markets. Beanstream currently services a merchant base of over 5,200 customers primarily in Canada. We believe the products and services and business model of Beanstream will be employable and transferable to markets in the United States and in other areas of the world which employ internet access for certain consumer financial transaction processing.

If the Beanstream transaction is completed, we believe that this acquisition will allow us to expand our current product offerings by adding internet payment processing services including:

•	Credit card
•	Pin–based debit card,
•	Electronic funds transfer (EFT)
•	Cross border ACH
•	Consumer authentication services.

In addition, the acquisition of Beanstream will allow us to deepen our management team. Beanstream currently has 16 employees including development personnel who have been with the company since its inception in 2000 and an experienced management team who have extensive experience in computer engineering web-based transactions and financial payment processing. In light of the proposed acquisition of Beanstream, we are also presently evaluating our requirements as they relate to our current operating activities, including our current products, services, facilities, locations, data centers and other components of our operations.

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

Electronic Check Authorization

We maintain a database of consumer check-writing histories and have access to additional databases of consumer check-writing histories.  We employ these databases to offer retail merchants protection against fraud through the electronic authorization of checks presented at the point-of-sale of participating merchants.  Because many of our financial payment processing services are related, some participating merchants will pay a fee for authorization services, while others may receive electronic check authorization services as an “all-in-one” package in connection with other related services such as primary and secondary check collections.  Electronic authorization is also an important feature included within our electronic check conversion services.  When using our electronic check authorization service, a retail merchant typically swipes the paper check through a check reader that reads the account and bank information encoded on the bottom of the check in magnetic ink.  This information is electronically transmitted to our data center for comparison against our check-writer databases and other third party databases.  If the check-writer has current delinquent check-related debts, or if other proprietary fraud features are triggered, the retail merchant is notified by way of a coded response from our data center.  The merchant must then decide whether to accept or decline the check.

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

Primary and Secondary Check Collection Services

Through our primary and secondary check collection and call center facilities in Wichita, Kansas, we employ state of the art proprietary and third party collection system software and technology, including sophisticated database management, skip-tracing, and both automated and customized collection letter programs to provide retail merchants with a comprehensive solution to combat the high cost associated with returned check transactions.  In many instances, we provide check authorization and primary and secondary check collection solutions as an “all-in-one” package to our retail clients.

Electronic Check Re-Presentment

We also offer retail merchants an electronic re-presentment of returned paper checks, or RCK, service.  Under this service offering, eligible returned paper checks are directed by the retailer’s bank directly to our primary collection center where, in combination with our data center, we capture the bank routing and account number and electronically re-submit the check for payment through the facilities of the Automated Clearing House Network (“ACH”).

Electronic Check Conversion Service

We also offer electronic check conversion services to clients.  This process involves converting paper checks presented at the point-of-sale into electronic transactions.  Our electronic check conversion service is comprised of three distinct steps:  authorization, data capture and settlement.

At subscribing merchant locations, a consumer’s check is swiped through a check reader which reads the bank routing and account information from the check and electronically transmits this information along with the sale amount to our data center for authorization through our check-writer databases and risk management algorithms.  If approved, certain transaction information is captured and the merchant’s terminal automatically prints a sales receipt, which closely resembles a credit card receipt, to be signed by the consumer authorizing an electronic debit from the consumer’s bank account.  The paper check can be returned to the consumer or destroyed as it has been converted to an electronic transaction.  Each day from our data center, we originate ACH transaction files which include electronic debits against consumer accounts and corresponding credits to retail merchant accounts.   In some instances, consumer checks are electronically imaged by retailers at the point-of-sale.  In these instances, the electronic image of the consumer check along with relevant transaction data is transmitted to our data center where the image of the check is archived.  In the event the transaction is returned, i.e. ‘NSF’, the image of the check is retrieved from archive and collection activities can be commenced.

Electronic Transaction Switching Services

From our data center we offer retail merchants gateway and transaction switching services for debit, credit and EBT transactions between store registers and third party authorization networks.  Our service involves a full-function, on-line, interactive, centralized, electronic fund transfer data collection system that provides for high transaction volumes, rapid response time, high system reliability, low cost per transaction, quick response to retail customer inquiries and sales analysis of electronic fund transfer transactions.  Our switching and auditing service is primarily designed for medium sized merchants who have multi-lane or multi-terminal retail venues and collect transaction information in a central location.  Our switching services sort the transaction information and route each transaction to the appropriate authorization network or processor based upon transaction type, i.e. credit card, debit card, and EBT, for authorization and settlement.  Our transaction switching and auditing services are designed to enable retailers to gain on-line, real-time access to all transaction information on a chain, region, individual store or individual register basis.   Our switching services are designed to enable retailers to implement new authorization network connections without disruption to point-of-sale transaction services, thereby providing our retail customers more control over their electronic payment transaction costs.

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

We employ proven IBM Mainframe hardware equipment for all of our electronic payment processing including electronic check authorization, electronic check re-presentment, electronic check conversion and credit, debit and EBT card switching.  We also employ our proprietary processing software – known as the Retail Electronic Payments System – to process all electronic payment transactions.  Our data center is operated by technical and support personnel on a 24 hour / 7 days a week basis.  We maintain disaster recovery arrangements with IBM and various communication carriers.   During the fiscal year ended March 31, 2007, we began constructing a second data center which is designed to provide redundant and geographically separate processing capabilities which will enable an instantaneous redirection of all information technology services.

Sales and Marketing

We market our financial payment processing services, including traditional check recovery, electronic check recovery, electronic check authorization, electronic check conversion and electronic fund transfer switching services, directly through an internal sales force which, at March 31, 2007, included two sales people, to medium and large retailers.  Part of our business strategy has been to provide a suite of vertical check processing services to clients while also providing electronic authorization routing or switching services for other point-of-sale tender types such as credit card, debit card and EBT.

Our business strategy also includes cross-selling electronic check processing solutions such as electronic check re-presentment and electronic check conversion to existing clients who may be receiving traditional check recovery services from us.  We attempt to migrate our clients from traditional recovery services to electronic recovery services and to electronic check conversion services.

In addition to the retail point-of-sale, recently approved National Automated Clearing House Association (“NACHA”) rules allow for the conversion of consumer checks from remittance lockbox operators.  In fiscal 2003, we announced a partnership with CheckFree Corporation through which we provide and maintain key software technology for CheckFree’s accounts receivable check conversion product called PEP+ reACH™.      As a market entry into this industry segment, our strategy is to continue to support and maintain our obligations under our partnership agreement with CheckFree.

We offer retailers electronic check conversion services at the point-of-sale.  NACHA’s point-of-purchase (POP) rules went into effect in September 2000. The adoption rate of POP transactions for retailers was lower than expected between 2001 and 2005 and some retailers had expressed implementation issues such as the cost of in-lane check imaging equipment and the requirement for consumer-signed authorization as possible reasons for the slower adoption rate of POP.  However, during 2006, NACHA reported an estimated 269 million POP transactions occurred at the retail point-of-sale, a 61% growth rate over the previous year.

In May 2006 NACHA voting members approved new operating rules that will allow retailers and billers to take checks at the point-of-sale and convert eligible checks to ACH debits in the back-office.  The process is known as ‘back-office conversion’ or “BOC”. The new rules for BOC became effective in March 2007.

We believe that BOC, which has similar rules and processes as that of ‘accounts receivable conversion’, or “ARC” transactions, may lead to increased adoption of electronic check processing by retailers.  Accordingly, we are preparing to develop plans for a BOC solution for retailers.

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

Competition

The financial payment processing market in which we operate is highly competitive and is characterized by changing technology, evolving industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence.  Our competitors include other check authorization, collections, software development and guarantee firms offering some or all of the payment processing services offered by us, including electronic check authorization and collections, electronic check re-presentment and electronic check conversion.  According to The Nilson Report issue #864 dated September 2006, there are at least 18 competing verification companies.  We believe our largest competitors are eFunds (Scan), First Data’s TeleCheck Services, Certegy, Inc., Global Payments and ECHO’s XPRESSCHEX, Inc.  In addition, we anticipate that entities within the related credit card and banking industry, which are both highly competitive, may provide competing electronic checking services in the future.  Many of our competitors have greater technical, financial and marketing resources than us and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than us.  There can be no assurance that our current products and services will not become obsolete or that we will have the financial, technical and marketing resources and support facilities to compete successfully in the future.

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

Intellectual Property

We rely upon a combination of patent, trademark, copyright and trade secret law to establish and protect our trademarks, software and inventions.  Our success will depend, in part, on our ability to protect and enforce intellectual property protection for the technology contained in our patents and the Retail Electronic Payment System.  Certain unique aspects of our intellectual property are protected by patents, including U.S. Patent Nos. 5,484,988, 6,164,528, 6,283,366 and 6,354,491, all of which relate to electronic check processing methods and systems.  Moreover, our patent estate addresses, among other issues, the electronic submission of transactions through a centralized database and authorization system for approval electronically, electronic debiting of consumer bank accounts and electronic crediting of designated merchant accounts in real-time or off-line modes using the facilities of the ACH Network or any competing network.

Currently, our intellectual property estate includes the following U.S. patents:

•
U.S. Patent No. 5,484,988, issued on January 16, 1996, describes a system through which consumers authorize access to their checking accounts by presenting their paper check to the retailer.  Payment is made electronically without negotiation of the check.  The paper check can be returned to the consumer as it has been converted to an electronic payment.

•
U.S. Patent No. 6,164,528, issued on December 26, 2000, addresses Internet purchases where payments from checking accounts are authorized using the Internet.  This patent specifically applies our electronic check processing methods to Internet purchases without limitation to device or network.

•
U.S. Patent No. 6,283,366, issued on September 4, 2001, addresses corporate checks and electronic fund transfers (“EFT”) and relates to the systems described in U.S. Patent Nos. 5,484,988, 6,164,528 and 6,354,491.

•
U.S. Patent No. 6,354,491, issued on January 16, 2002, addresses authorizing the debiting of funds from bank accounts without the requirements of negotiating a paper check and relates to existing U.S. Patent Nos. 5,484,988, 6,164,528 and 6,283,366.

We are currently pursuing the re-issuance of U.S. Patent No. 6,547,129, which was originally issued on April 15, 2003 and relates to existing United States Patent Nos. 5,484,988, 6,164,528, 6,283,366 and 6,354,491.

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

Employees

There exists competition for personnel in the financial payment processing industry.  We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.  There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future.  As of May 31, 2007, we had fifty-one full-time employees including two employees in sales and marketing and eleven employees in administration and finance.  We also employ consultants to perform services for us from time to time.

Business Concentration

During the fiscal year ended March 31, 2007, revenue from and associated with our two largest customers amounted to approximately 53% of total revenue.  In fiscal 2007, Dillon’s was our largest customer.  We may be economically dependent on revenue from these customers.   See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Acquisitions

As part of our growth strategy, we have made business acquisitions in recent years and we expect to be an active business acquirer in the future.  We anticipate that we will seek to acquire complementary businesses, products and services in the future.  The acquisition and integration of businesses involves a number of risks, including:

•	The operations, technology and personnel of an acquired business may be difficult to integrate;

•	An acquired business may not achieve anticipated revenues, earnings or cash flow;

•	The allocation of management resources to complete a business acquisition may disrupt our day-to-day business.

There can be no assurance that we will be able to fully integrate all aspects of an acquired business successfully or fully realize the potential benefits of any business combination.

Risks related to the pending Beanstream acquisition

The failure to successfully integrate Beanstream’s business and operations in the expected time frame, or at all, may adversely affect our future results.

We believe that the acquisition of Beanstream, if completed, will result in certain benefits (see “—Business – Beanstream Acquisition”).  However, to realize these anticipated benefits, we must successfully integrate Beanstream’s business and operations into our company.  The success of the acquisition will depend on our ability to realize these anticipated benefits.  We may fail to realize the anticipated benefits of the acquisition on a timely basis, or at all, for a variety of reasons, including the following:

•	a failure to successfully manage relationships with customers;
•	diversion of management resources from our business to integration-related issues; and
•	potential difficulties in integrating and harmonizing financial systems.

As a result, the integration of Beanstream may result in additional and unforeseen delays and expenses.  Further, the size of the transaction may make the integration difficult, expensive and disruptive, adversely affecting our revenues and earnings, and implementation of our integration efforts may divert management’s attention from other strategic priorities.  If we are not able to successfully integrate Beanstream’s business and operations, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The Beanstream acquisition is subject to certain closing conditions that, if not satisfied or waived, will result in the acquisition not being completed, which may cause the market price of our common stock to decline.

The Beanstream acquisition is subject to customary conditions at closing, including the approval by the shareholders of Beanstream.  If any condition to the acquisition is not satisfied or, if permissible, waived, the acquisition will not be completed.  In addition, we or Beanstream may terminate the purchase agreement in certain circumstances.  If we do not complete the Beanstream acquisition, the market price of our common stock may fluctuate to the extent that the current market prices of our shares reflect a market assumption that the acquisition will be completed.  We will also be obligated to pay certain investment banking, financing, legal and accounting fees and related expenses in connection with the acquisition, whether or not the acquisition is completed.  Furthermore, if the acquisition is not consummated because we have breached the purchase agreement, we may be required to pay damages to Beanstream.  In addition, we have diverted significant management resources in an effort to complete the acquisition. If the acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

The purchase price for the Beanstream acquisition is denominated in Canadian dollars, and recent fluctuations in the U.S./Canadian currency exchange rate could require us to pay considerably more for Beanstream in U.S. dollars than we initially anticipated.

The purchase price payable by us under the Arrangement Agreement with Beanstream is denominated in Canadian dollars.  In particular, the cash portion of the purchase price payable at closing is CDN $9.3 million.  The U.S. dollar is the functional currency of our operations since substantially all of our operations are conducted in the U.S.  As a result, when we are paying any obligation that is denominated in a foreign currency (including, for example, the Beanstream purchase price), we must generate the amount of cash in U.S dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).  At the time we executed the Arrangement Agreement on April 30, 2007, the amount of U.S. dollars necessary to pay the cash portion of the Beanstream closing date purchase price was U.S. $8.3 million.  Given recent and unexpected fluctuations in the U.S./Canadian currency exchange rate, that amount has increased as of the date this Annual Report on Form 10-K is being filed from U.S. $8.3 million to approximately U.S. $8.7 million.  We can not predict the impact, if any, that further fluctuations in the U.S./Canadian currency exchange rate between now and the Beanstream closing date might have on our ability to pay the cash portion of the Beanstream purchase price at closing.  In addition, further significant changes in the U.S./Canadian currency exchange rate could have a significant adverse impact on our current liquidity and capital resources and could also have an adverse impact on our profitability and results of operations for our fiscal year ending March 31, 2008.

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

Despite our efforts to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We may be required to expend significant resources to protect our trade secrets and monitor and police our intellectual property rights and these efforts may not be uniformly successful.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

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

From time to time, the Company and its representatives may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, tax rates, acquisition expenses, capital expenditures, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions and judgments by management regarding the likelihood that certain possible future events will in fact occur. These assumptions and judgments are subject to significant uncertainties and shifting market dynamics, and, as a matter of course, many of them will prove to be incorrect. Further, events that may seem unlikely or relatively certain at the time a given prediction is made may in fact occur or fail to occur. Many of the factors that can influence the outcome of any prediction or projection are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned that any prediction, projection or other forward looking statement made by us should be considered current only as of the date made. Investors are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Company and our products and services, when evaluating our prospective results of operations.

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

We have incurred losses for the last five fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of March 31, 2007, our accumulated deficit was $31,985,794. We believe that our planned growth and profitability will depend in large part on our ability to expand our client base. Accordingly, we intend to invest in marketing, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

Failure to maintain existing contracts/customers

Because a small number of customers have historically accounted for a substantial portion of our revenue, our revenue could be materially adversely affected if we are unable to retain customers.

We have had in the past and may have in the future, a small number of customers that have accounted for a significant portion of our revenue.  During the fiscal year ended March 31, 2007, revenue from and associated with our two largest customers amounted to approximately 53% of total revenue.  Our revenue could materially decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer.

Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

Mergers, acquisitions and personnel changes at retailers and electronic funds transfer networks may adversely affect our business, financial condition and results of operations. The grocery store and supermarket industry continues to consolidate, causing the number of grocery stores and supermarkets to decline. This consolidation could cause us to lose:

•	current and potential customers; and

•
market share if an entity resulting from a combination of our customers determines that it is more efficient to develop in-house products and services similar to ours or to use our competitors’ products and services.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

Office Space. As of May 31, 2007, we leased office space containing approximately 18,550 square feet of floor space for our operations.  Our principal facilities include:

Location	Approximate Square Feet	Lease Expiration Date	Description

Wichita, Kansas	10,000	December, 2008	Primary/Secondary Collection operations
Scottsdale, Arizona	5,000	January, 2011	Data Center Operations
Phoenix, Arizona	150	June, 2009	Data Center Operations
Vancouver, British Columbia	3,400	September, 2008	Administration

Our corporate headquarters are located in Vancouver, British Columbia, Canada.

During the fiscal year ended March 31, 2007, we elected to not renew leases for approximately 11,500 square feet of leased space for facilities in Dallas, Texas that were being utilized for primary collection operations.  We made the decision to not renew the leases for those facilities, which expired in November 2006, as part of a plan that we implemented in fiscal 2007 to combine the operations of our primary check collections business located in Dallas, Texas with our secondary check collections business located in Wichita, Kansas.

We consider our current facilities (including our current primary and secondary collections facilities in Wichita, Kansas) to be adequate for our current needs and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate, data center processing and primary and secondary check collections operations and for additional sales and service.

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

In April 2006, we settled our litigation with the defendants in the Delaware case.  We granted licenses to the defendants in exchange for cash consideration that, in one case, involved a release fee of $400,000 for past transactions, a $200,000 standstill fee and an ongoing running royalty on future transactions with future royalty payments by this licensee being contingent upon the number of transactions conducted in the future.  In other cases, the cash consideration we received was for a fully-paid up license to certain of our patents and was based on our receiving a lump-sum payment for past and future transactions.  The lump-sum payment was based upon our estimation of each defendant’s past transactions and our estimation of the number of transactions each defendant would conduct over the remaining lifetime of our patents, less a discounted cash flow adjustment as a result of receiving all funds for estimated future transactions immediately.  The total amount received for fully-paid up licenses was $15,400,000.

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

In March 2006, a former employee of ours filed a complaint against us for breach of contract and wrongful termination in the Superior Court of the State of Arizona in and for the County of Maricopa. In the suit, the former employee alleged that we wrongfully reduced the former employee’s salary without requisite notice under an employment agreement between the former employee and us and wrongfully terminated the former employee without requisite notice and for acts that do not constitute cause under the aforementioned employment agreement.  In May 2007, we entered into a settlement agreement with respect to this complaint.  Pursuant to the terms of the settlement agreement we paid the former employee the sum of $22,500 and the former employee’s legal counsel the sum of $22,500 in full settlement and release of all claims.

On March 6, 2007 we received notification that we were named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants violated the Driver’s Privacy Protection Act of Texas regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database  of names, addresses and other personal information.    We believe that these allegations are without merit and we do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

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

Fiscal Year Ended March 31:		High	Low

2007	1Q	$12.21	$3.76
	2Q	5.33	2.89
	3Q	4.12	2.57
	4Q	3.93	3.00

2006	1Q	5.80	4.05
	2Q	7.79	3.92
	3Q	8.35	5.35
	4Q	8.82	6.05

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

Holders of Common Stock

As of May 31, 2007, there were approximately 376 record holders of our common stock, with approximately 20,207,094 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2007 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan and the 1998 Stock Incentive Plan:

	(A)	(B)	(C)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders[1]	2,225,500	$4.59	1,657,967

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between March 31, 2002 and March 31, 2007 with the cumulative return of (i) the NASDAQ Stock Market Index (US) and (ii) the NASDAQ Computer and Data Processing Index (US and Foreign), over the same period. This graph assumes the investment of $100 on March 31, 2002 in our common stock, the NASDAQ Stock Market Index (US) and the NASDAQ Computer and Data Processing Index (US and Foreign), and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the share price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the LML Shares. Information used in the graph was obtained from the Center for Research in Security Prices, Graduate School of Business, The University of Chicago, a source believed to be reliable but we are not responsible for any errors or omissions in such information.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report or future filings made by us under those statutes, the stock price performance graph is not considered "soliciting material," is not deemed "filed" with the SEC and is not deemed to be incorporated by reference into any of those prior filings or into any future filings made by us under those statues.

1 These plans consist of: (i) the 1996 Stock Option Plan, and (ii) the 1998 Stock Incentive Plan

Comparison of Five—Year Cumulative Total Returns
Performance Graph for
L M L PAYMENT SYSTEMS INC

Produced on 04/26/2007 including data to 03/30/2007

$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
133.4
125.9
26.9
03/28/2002
03/31/2003
03/31/2004
03/31/2005
03/31/2006
03/30/2007

Legend

Symbol	CRSP Total Returns Index for:	03/2002	03/2003	03/2004	03/2005	03/2006	03/2007
——— ■	L M L PAYMENT SYSTEMS INC	100.0	45.2	51.1	42.0	73.4	26.9
— — *	Nasdaq Stock Market (US Companies)	100.0	73.4	108.3	109.1	128.6	133.4
- - - ▲	Nasdaq Computer and Data Processing Stocks SIC 7370—7379 US & Foreign	100.0	72.8	92.0	97.9	115.3	125.9

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year—end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 03/28/2002.

13983

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

©Copyright 2007

ITEM 6.	Selected Financial Data

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.  We have derived the statement of operations data for the fiscal years ended March 31, 2005, 2006 and 2007 and the balance sheet data as at March 31, 2006 and 2007 from the audited financial statements included elsewhere in this document.  The statement of operations data for the fiscal years ended March 31, 2003 and 2004 and the balance sheet data as at March 31, 2003, 2004 and 2005 were derived from audited financial statements that are not included in this document.  Historical results are not necessarily indicative of results to be expected for future periods.

Table of Selected Financial Data1
Year Ended March 31
(Presented under Canadian GAAP)
 (Amounts in thousands, except per share data)

	2007	2006	2005	2004	2003
Statement of operations data:
Revenue	$6,554	$5,458	$6,658	$8,740	$8,560
Loss from continuing operations[2]	(1,073)	(4,647)	(4,150)	(2,316)	(2,963)
Discontinued operations[3]	-	-	-	588	(85)
Net loss2 and 4	(1,073)	(4,647)	(4,150)	(1,728)	(3,048)
Loss from continuing operations per share – basic	(.05)	(.23)	(.21)	(.12)	(.15)
Loss from continuing operations per share - diluted	(.05)	(.23)	(.21)	(.12)	(.15)
Net loss per share – basic	(.05)	(.23)	(.21)	(.09)	(.16)
Net loss per share – diluted	(.05)	(.23)	(.21)	(.09)	(.16)
Weighted average number of common shares outstanding – basic	20,206	20,164	20,012	19,606	19,495
Weighted average number of common shares outstanding – diluted	20,206	20,164	20,012	19,606	19,495
Balance sheet data:
Current assets	$11,148	$4,753	$7,318	$6,713	$4,908
Total assets[5]	13,679	6,078	9,070	9,759	11,553
Current liabilities	2,860	1,725	1,204	1,076	1,346
Long-term debt, less current portion	727	-	23	56	-

[1]	The financial information set forth in this table for the fiscal years ended March 31, 2003, 2004, 2005, 2006 and 2007 includes our accounts on a consolidated basis.

[2]
Loss from continuing operations and net loss for the fiscal years ended March 31, 2007, 2006 and 2005 include stock based compensation expenses of approximately $877,000, $904,000 and $1.5 million, respectively, resulting from our adoption of new accounting standards in fiscal 2004 requiring fair value accounting for all stock options issued during the year.

[3]
During the fiscal year ended March 31, 2004 we sold the Wildwood Estates property for gross proceeds of approximately $2.4 million.  The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with our business strategy.  The results of these discontinued operations have been reclassified in the statements of operations and deficit and cash flows for the years ended March 31, 2003 and 2004.

[4]
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

[5]	The total assets for the fiscal year ended March 31, 2003 are reflective of a one-time non-cash charge of approximately $6.4 million to write-off the carrying value of our goodwill.

Table of Selected Financial Data1
Year Ended March 31
(Reconciliation As Adjusted for U.S. GAAP)
(Amounts in thousands, except per share data)

	2007	2006	2005	2004	2003
Statement of operations data:
Revenue	$6,554	$5,458	$6,658	$8,740	$8,560
Loss from continuing operations[2]	(1,073)	(4,647)	(4,150)	(2,316)	(2,963)
Discontinued operations[3]	-	-	-	588	(85)
Net loss before cumulative effect of accounting change	(1,073)	(4,647)	(4,150)	(1,728)	(3,048)
Loss from continuing operations per share basis	(.05)	(.23)	(.21)	(.12)	(.15)
Loss from continuing operations per share diluted	(.05)	(.23)	(.21)	(.12)	(.15)
Net loss before cumulative effect of accounting change per share – basic	(.05)	(.23)	(.21)	(.09)	(.16)
Net loss before cumulative effect of accounting change per share – diluted	(.05)	(.23)	(.21)	(.09)	(.16)
Cumulative effect of accounting change	-	-	-	-	(6,434)
Per share – basic	-	-	-	-	(.33)
Per share – diluted	-	-	-	-	(.33)
Net loss2 and 4	(1,073)	(4,647)	(4,150)	(1,728)	(9,482)
Per share – basic	(.05)	(.23)	(.21)	(.09)	(.49)
Per share – diluted	(.05)	(.23)	(.21)	(.09)	(.49)
Weighted average number of common shares outstanding – basic	20,206	20,164	20,012	19,606	19,495
Weighted average number of common shares outstanding – diluted	20,206	20,164	20,012	19,606	19,495
Balance sheet data:
Current assets	$11,148	$4,753	$7,318	$6,713	$4,908
Total assets[5]	13,679	6,078	9,070	9,759	11,553
Current liabilities	2,860	1,725	1,204	1,076	1,346
Long-term debt, less current portion	727	-	23	56	-

[1]	The financial information set forth in this table for the fiscal years ended March 31, 2003, 2004, 2005, 2006 and 2007 includes our accounts on a consolidated basis.

[2]
Loss from continuing operations and net loss for the fiscal years ended March 31, 2007, 2006 and 2005 include stock based compensation expenses of approximately $877,000, $904,000 and $1.5 million, respectively, resulting from our adoption of new accounting standards in fiscal 2004 requiring fair value accounting for all stock options issued during the year.

[3]
During the fiscal year ended March 31, 2004 we sold the Wildwood Estates property for gross proceeds of approximately $2.4 million.  The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with our business strategy.  The results of these discontinued operations have been reclassified in the statements of operations and deficit and cash flows for the years ended March 31, 2003 and 2004.

[4]
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

[5]	The total assets for the fiscal year ended March 31, 2003 are reflective of a one-time non-cash charge of approximately $6.4 million to write-off the carrying value of our goodwill.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. See Item 8. “Financial Statements.” This information is not necessarily indicative of future operating results.The Consolidated Financial Statements and Notes thereto have been prepared in accordance with Canadian GAAP.

Forward Looking Information

All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “estimate,” “intend,”  “project,” “potential” or “expect” or similar statements.  The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing our services, the volume and total value of transactions processed by merchants utilizing our services, the technological adaptation of electronic check conversion end-users, the renewal of material contracts in our business, our ability to anticipate and respond to technological changes, particularly with respect to financial payments and e-commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against us, and the cost of protecting our intellectual property.  Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of our operations in the future may vary widely due to technological changes, increased competition, new government regulation or intervention in the industry, general economic conditions and other risks described elsewhere in this Annual Report on Form 10-K.  See Part I, Item 1A – “Risk Factors”.  Accordingly, the actual results of our operations in the future may vary widely from the forward-looking statements included herein.  All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

We provide our financial payment processing services from our office locations and facilities in Scottsdale, Arizona, and Wichita, Kansas.

Recent Developments

Subsequent to the end of our 2007 fiscal year, we signed a definitive agreement to acquire all of the outstanding capital stock of Beanstream for a purchase price of approximately CDN$19.5 million.  The purchase price consists of up to CDN$9.3 million in cash, CDN$5.0 million in two-year promissory notes and CDN$5.2 million in our common stock.  Beanstream could also receive up to an additional CDN$2.0 million in our common stock if certain revenue milestones are reached by the first anniversary of the closing.  See Part I, Item 1 – “Business – Beanstream Acquisition.”

If completed, we believe that the Beanstream acquisition could have a significant positive impact in future periods on our results of operations, financial condition, and liquidity and capital resources.  However, the Beanstream acquisition is subject to a number of closing conditions, including the approval by the shareholders of Beanstream, and no assurances can be made that such conditions will be satisfied or that the transaction will close by the targeted closing date, if at all.

In addition, because the purchase price payable by us under the Arrangement Agreement with Beanstream is denominated in Canadian dollars, to pay the cash portion of the closing date purchase price we must generate the amount of cash in U.S dollars (which is the functional currency of our operations) that, when exchanged at the then-prevailing U.S./Canadian currency exchange rate, will equal CDN $9.3 million.  At the time we executed the Arrangement Agreement on April 30, 2007, the amount of U.S. dollars necessary to pay CDN $9.3 million was U.S. $8.3 million.  Given recent and unexpected fluctuations in the U.S./Canadian currency exchange rate, that amount has increased as of the date this Annual Report on Form 10-K is being filed from U.S. $8.3 million to approximately U.S. $8.7 million.   Further significant changes in the U.S./Canadian currency exchange rate could have a significant adverse impact on our current liquidity and capital resources and could also have an adverse impact on our profitability and results of operations for our fiscal year ending March 31, 2008.  See Part I, Item 1A – “Risk Factors – Risks related to the pending Beanstream acquisition.”

Results of Operations

Fiscal year 2007 compared to Fiscal year 2006

Revenue

Total revenue for fiscal year 2007 was approximately $6.6 million, an increase of approximately 20% from total revenue of approximately $5.5 million for fiscal year 2006.  This increase is primarily attributable to an increase in revenue from licensing our patented intellectual property.

Revenue from electronic check verification was approximately $730,000 for fiscal year 2007, approximately a 33.6% decrease from revenue from electronic check verification of approximately $1.1 million for fiscal year 2006. This decrease is primarily attributable to certain existing customers negotiating a reduction in the per transaction pricing of our enhanced electronic check verification services when they entered into contract renewals with us during the first quarter of our fiscal year 2007.

Revenue from our primary check collections business decreased approximately 22.1% from approximately $1.0 million for fiscal year 2006 to approximately $779,000 for fiscal year 2007. The reduction in revenue from our primary check collections business was primarily attributable to an overall reduction of approximately 28% in new returned check volume provided to us for primary collection services. We believe this reduction may be attributable to better check verification services we are providing to some of our customers and fewer paper checks being processed by some of our customers. In light of trending decreases in revenue from our primary check collections business, during the fiscal year 2007, we implemented a plan to combine the operations of our primary check collections business located in Dallas, Texas with our secondary check collections business located in Wichita, Kansas.  This combination of operations coincided with the expiration of our property leases for our Dallas facilities.  The total one-time cost associated with this combination of operations was approximately $68,000.  We believe this combination will produce new operating efficiencies, including a significant reduction in our future primary check collection costs of operations without significantly impacting our existing revenue from our primary check collections business.

Revenue from our secondary check collections business increased approximately 13.6% from approximately $2.2 million for fiscal year 2006 to approximately $2.5 million for fiscal year 2007. The increase in revenue from our secondary check collections business was primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from our licensing of certain payment software modules was nil for fiscal year 2007 compared to approximately $162,000 for fiscal year 2006.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $363,000 for fiscal year 2007, versus approximately $413,000 for fiscal year 2006.  We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Revenue from licensing our patented intellectual property increased by approximately $1.6 million from approximately $147,000 for fiscal year 2006 to approximately $1.7 million for fiscal year 2007.   The licensing revenue of approximately $1.7 million consists of: (i) approximately $143,000, net of legal fees, pertaining to one granted license; (ii) approximately $1.2 million, net of legal fees, representing the recognized current period portion of deferred revenue from a second granted license; and (iii) approximately $352,000 related to aggregate licenses providing running royalties (see Part I, Item 3 – “Legal Proceedings”).

Recently released statistics from the National Automated Clearing House Association (“NACHA”) show that the transaction volume for point-of-purchase (“POP”) check conversion during 2006 was over 269 million, an increase of approximately 61% over the transaction volume for the same period in 2005.  We believe that this growing trend may have a positive impact on our patented intellectual property licensing activities.

Costs of operations

Costs of operations were approximately $4.8 million for fiscal year 2007 as compared to approximately $4.6 million for fiscal year 2006. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs.  For fiscal year 2007, costs of operations as a percentage of revenue decreased to approximately 72.7% compared to approximately 83.6% for fiscal year 2006. In fiscal year 2007, costs of operations were approximately $1.3 million in the first quarter, approximately $1.2 million in the second quarter, approximately $1.2 million in the third quarter and approximately $1.1 million in the fourth quarter.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $3.0 million from approximately $4.8 million for the fiscal year 2007 and 2006, respectively, a decrease of approximately $1.8 million or approximately 37.5%. The decrease in sales, general and administrative expense is primarily attributable to a decrease in legal fees of approximately $1.4 million from approximately $1.5 million for fiscal year 2006 to approximately $52,000 for fiscal year 2007.  This decrease is attributable to the settlement of the patent infringement suit we filed in fiscal 2005 and settled in the first quarter of fiscal 2007.

Amortization and depreciation

Amortization on intangibles increased to approximately $164,000 for fiscal year 2007 from approximately $157,000 for fiscal year 2006.  Depreciation expenses relating to our system software and other software decreased to approximately $40,000 for fiscal year 2007 from approximately $247,000 for fiscal year 2006.    Depreciation expense for capital assets decreased to approximately $132,000 for fiscal year 2007 from approximately $213,000 for fiscal year 2006.  The decreases in depreciation expenses were primarily attributable to certain capital assets becoming fully depreciated during fiscal year 2007.

Other income (expenses), net

During the fiscal year 2007 we had net other income of approximately $621,000 compared to net other expenses of approximately $5,700 for the fiscal year 2006.  Net other income for fiscal year 2007 consists primarily of (i) approximately $377,000, net of legal fees, attributable to specific release provisions contained in two of the license agreements we entered into in April 2006, (ii) approximately $43,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of these licenses, and (iii) approximately $208,000 related to a State sales tax refund resulting from the conclusion of a State sales tax audit performed during our fiscal year 2007.

Settlement expenses

Settlement expenses for fiscal year 2007 decreased to approximately $45,000 from approximately $236,000 for fiscal year 2006.  Settlement expenses for fiscal year 2007 consist of the settlement of the complaint filed by a former employee against us. See also Part I, Item 3 – “Legal Proceedings”.  Settlement expenses for fiscal year 2006 consist of costs of approximately $227,000 attributable to an arbitrator’s decision to award a former consultant of ours damages, interest and certain arbitration costs.

Due diligence expenses

Due diligence expenses for fiscal year 2007 were approximately $568,000 compared to nil for fiscal year 2006.  As part of our continuing efforts to maximize shareholder value and solidify our financial and operational foundation, we explored several potential acquisitions and merger opportunities during the fiscal year 2007.  The due diligence process involved in these activities resulted in us incurring certain related costs, namely professional services fees which primarily included legal fees, as well as other travel, meetings and related expenditures.   We did not enter into any definitive agreements related to these costs; therefore, during the fiscal year 2007, we expensed approximately $568,000 of costs attributable to these efforts.

Interest income, net

Interest income for fiscal year 2007 increased to approximately $475,000 from approximately $142,000 for fiscal year 2006.  The increase in interest income was primarily attributable to an increase in interest bearing cash investments resulting from the net consideration we received from the three settlement and license agreements we entered into in April 2006. Interest expense increased to approximately $13,000 in fiscal year 2007 compared to approximately $10,000 in fiscal year 2006.

Income Taxes

We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. At this time, we consider it more likely than not that the future tax assets will not be realized through future taxable income. Accordingly, a valuation allowance of 100% has been provided against these future tax assets at March 31, 2007 and 2006.

Net Loss

Net loss was approximately $1.1 million for fiscal year 2007 and approximately $4.6 million for fiscal year 2006.  Net loss per both basic and diluted shares was approximately ($0.05) for fiscal year 2007, as compared to approximately ($0.23) for fiscal year 2006.

Results of Operations

Fiscal year 2006 compared to Fiscal year 2005

Revenue

Total revenue for fiscal year 2006 was approximately $5.5 million, approximately a 17.9% decrease over total revenue of approximately $6.7 million for fiscal year 2005.  This decrease was primarily attributable to a decrease in revenue associated with our primary and secondary check collection business.

Revenue from electronic check verification increased approximately 10% from approximately $1.0 million for fiscal year 2005 to approximately $1.1 million for fiscal year 2006. This increase was primarily attributable to an increase in existing customers utilizing our enhanced electronic check verification services.  Our enhanced electronic check verification services provide customers with access to additional check databases for a higher per transaction fee.

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

Revenue from royalties received from Checkfree pertaining to their marketing of the PEP+ reACH™ product was approximately $413,000 for fiscal year 2006, compared to approximately $267,000 for fiscal year 2005.

Revenue from licensing our patented intellectual property increased by approximately 22.5% from approximately $120,000 for fiscal year 2005 to approximately $147,000 for fiscal year 2006.

Costs of operations

Costs of operations consist of transaction processing costs, transaction processing personnel, equipment related costs and telecommunication costs. Costs of operations decreased from approximately $5.3 million in fiscal year 2005 to approximately $4.6 million in fiscal year 2006, a decrease of approximately 13.2%. The decrease was primarily attributable to certain cost reductions such as transaction processing costs, transaction processing personnel and telecommunication costs associated with us no longer providing check authorization and recovery services to 7-Eleven, our former largest customer.  For fiscal year 2006, costs of operations as a percentage of revenue increased to approximately 83.6% compared to approximately 79.1% for fiscal year 2005.  During the fiscal year 2006, costs of operations were approximately $1.1 million in the first quarter, approximately $1.1 million in the second quarter, approximately $1.2 million in the third quarter and approximately $1.2 million in the fourth quarter.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002, stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, and public relations. Sales, general and administrative expenses increased to approximately $4.8 million from approximately $4.0 million for the fiscal year 2006 and 2005, respectively, an increase of approximately $800,000 or approximately 20%. The increase in sales, general and administrative expenses was primarily attributable to an increase in legal fees of approximately $1.4 million from approximately $381,000 for fiscal year 2005 to approximately $1.8 million for fiscal year 2006. The increase in legal fees was primarily attributable to an increase in costs associated with the patent infringement suit we filed during fiscal year 2005 of approximately $1.3 million from approximately $176,000 for fiscal year 2005 to approximately $1.5 million for fiscal year 2006, and partially attributable to costs associated with the legal fees related to the arbitration proceedings between us and a former consultant and other legal fees associated with ordinary legal matters incidental to our business. The increase in sales, general and administrative expenses was partially offset by a decrease in stock-based compensation expense of approximately $600,000 from approximately $1.5 million for fiscal year 2005 to approximately $904,000 for fiscal year 2006.

Amortization and depreciation

Amortization on intangibles increased to approximately $157,000 for fiscal year 2006 from approximately $147,000 for fiscal year 2005.  Depreciation expenses relating to our system software and other software decreased to approximately $247,000 for fiscal year 2006 from approximately $1.0 million for fiscal year 2005.   Depreciation expense for capital assets decreased to approximately $213,000 for fiscal year 2006 from approximately $263,000 for fiscal year 2005. The decreases in depreciation expenses were primarily attributable to certain capital assets becoming fully depreciated during fiscal year 2006.

Other income (expenses), net

During the fiscal year 2006 we had other expenses of approximately $241,000 compared to approximately $4,000 for fiscal year 2005. The increase in other expenses was primarily attributable to the costs associated with an arbitrator’s decision to award a former consultant of ours approximately $156,000 in damages plus interest of approximately $61,000 for an alleged breach of ours in failing to issue additional common shares as part of our former consultant’s finders fees with respect to certain acquisitions made by us in the fiscal years ended March 31, 2000 and March 31, 2001. The arbitrator’s decision also included reimbursing certain arbitration costs to our former consultant totaling approximately $10,000.

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

Net Loss

Net loss was approximately $4.6 million for fiscal year 2006 and approximately $4.2 million for fiscal year 2005.  Net loss per both basic and diluted shares was approximately ($0.23) for fiscal year 2006, as compared to approximately ($0.21) for fiscal year 2005.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $8.3 million in working capital as of March 31, 2007 compared to approximately $3.0 million in working capital as of March 31, 2006. The increase in working capital was primarily attributable to cash flows provided by operating activities of approximately $7.5 million. Cash provided by operating activities increased approximately $9.9 million from cash used in operating activities of approximately $2.4 million for fiscal year 2006 to cash provided by operating activities of approximately $7.5 million for fiscal year 2007. The increase in cash provided by operating activities was primarily attributable to consideration we received of approximately $16.0 million (less special fee arrangements we paid Kirkland & Ellis of approximately $7.1 million) resulting from the three settlement and license agreements we entered into during the fiscal year 2007. Cash used in investing activities was approximately $969,000 for fiscal year 2007 as compared to approximately $200,000 for fiscal year 2006, an increase in cash used in investing activities of approximately $769,000. The increase in cash used in investing activities was primarily attributed to expenditures related to our due diligence efforts from our consideration of potential acquisitions and merger opportunities, including professional services fees, which included legal fees, travel, meetings and other related expenditures and partially attributable to an amount we paid pursuant to the engagement of a corporate financial advisor. Cash used in financing activities was approximately $18,000 for fiscal year 2007 as compared to cash provided by financing activities of approximately $184,000 for fiscal year 2006. The decrease in cash provided by financing activities was primarily due to the reduction in proceeds from exercise of options of our common stock of approximately $169,000 from approximately $233,000 for fiscal year 2006 to approximately $64,000 for fiscal year 2007.

We anticipate positive cash flows from our operating activities in fiscal 2008.

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

Contingencies

On March 6, 2007 we received notification that we were named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants violated the Driver’s Privacy Protection Act of Texas regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database  of names, addresses and other personal information.    We believe that these allegations are without merit and we do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

Contractual Obligations

During the fiscal year ended March 31, 2007, we entered into a three year lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling $1.1 million. Also during the fiscal year 2007, we entered into a three year financing arrangement with Xerox Canada Ltd. to finance an equipment purchase. In our prior fiscal year 2005, we entered into a two year financing arrangement with De Lage Financial Services Canada Inc. for funding a software enhancement renewal fee.

The following table summarizes our significant contractual obligations and commitments as of March 31, 2007 (in thousands):

	Payments due by:
	(in thousands)

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Capital Lease Obligations	$1,200	$423	$777	$-	$-
Operating Lease Obligations	862	347	515	-	-
Purchase Obligations	172	172	-	-	-
Total	$2,234	$942	$1,292	$-	$-

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

License fees regarding the licensing of the technology embodied within our four U.S. patents regarding electronic check processing are recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition” (“SAB 101”) and further guidance provided by the Canadian Institute of Chartered Accountants (“CICA”) Emerging Issues Committee (“EIC”) abstract-142 (“EIC 142”) and Emerging Issues Task Force (“EITF”) issue 00-21; “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  In some instances, our licensees have paid an up-front fee to obtain a license, and in such cases the up-front fee is treated as deferred revenue and is recognized over the life of the agreement.  In other cases, our licensees have paid a fee for a release regarding potential past infringements of our four U.S. patents and, in such cases, the fee is recognized as revenue when the release is granted and the amount is reasonably determinable.  Running royalties earned from electronic check transactions processed by the licensee are recognized on a monthly basis based on the volume of  transactions processed.

Valuation of Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of our other long-lived assets, primarily our patents and our transaction processing software, equipment and other intangible assets, may warrant revision or may not be recoverable.  When there are indications that such assets should be evaluated for possible impairment, we perform an impairment test in accordance with CICA Section 3063 and SFAS No. 144: “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In the opinion of management, our long-lived assets are appropriately valued as of March 31, 2007 and 2006.

Stock Based Compensation

We issue stock options to our employees and directors under the terms of our 1996 Stock Option Plan and our 1998 Stock Incentive Plan.  Canadian GAAP previously provided two alternative methods of accounting for stock options under the terms and conditions we typically issue such options. Alternative one was to estimate the fair value of the stock option on the date of grant and recognize that value as an expense to operations over the stock option’s vesting period (“Alternative One”).  Alternative two was to estimate the fair value of the stock option on the date of grant but only reflect the impact in a pro-forma disclosure setting forth compensation expense as if the fair value method was used in the Corporation’s financial statements and forego adjusting the consolidated statements of operations (“Alternative Two”).   During the fiscal year 2004, CICA released revised transitional provisions for voluntary adoption of Alternative One.  These provisions permit a prospective application of the Alternative One recognition provisions to accounting for stock options not previously accounted for at fair value, provided we elect to apply the Alternative One method to those stock options granted starting for our  fiscal year 2004.  We adopted these transitional provisions during our fiscal year 2004 and, therefore, stock options granted during the fiscal years 2004, 2005, 2006 and 2007 have been recognized under Alternative One and presented as stock based compensation expense in our consolidated statements of operations.  Stock options granted in previous fiscal years have continued to be accounted for under the Alternative Two method with stock based compensation expense reflected in a pro-forma disclosure.  Stock options granted in future fiscal years will be accounted for under the Alternative One method with stock based compensation recognized as an expense to operations over the stock options’ vesting period.

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

Summary Quarterly Financial Data (Unaudited)

The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2007 and March 31, 2006 (in thousands, except share data):

	Year Ended March 31, 2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$1,796	$1,651	$1,516	$1,592
Net income (loss)	184	(419)	(924)	86
Basic net income (loss) per common share	.01	(.02)	(.05)	.01
Diluted net income (loss) per common share	.01	(.02)	(.05)	.01

	Year Ended March 31, 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$1,560	$1,158	$1,206	$1,534
Net loss	(1,078)	(1,964)	(1,100)	(505)
Basic net loss per common share	(.05)	(.10)	(.05)	(.03)
Diluted net loss per common share	(.05)	(.10)	(.05)	(.03)

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2007, our marketable securities were recorded at a fair value of approximately $1.1 million, with an overall weighted average return of 5.3% and an overall weighted average life of less than three months. Our marketable securities have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (9% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2007.  The fair value of our debt approximates its carrying value. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

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

Not applicable

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Grant Thornton, LLP, an Independent Registered Chartered Accounting Firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by management, including the Chief Executive Officer and the Chief Accounting Officer, there were no changes in our internal controls during the fourth quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

Board of Directors and  Shareholders of LML Payment Systems Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting  appearing under Item 9A, that LML Payment Systems Inc. and subsidiaries (together, the “Corporation”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that LML Payment Systems Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, LML Payment Systems Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LML Payment Systems Inc. and subsidiaries as of March 31, 2007 and 2006 and the consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period  ended March 31, 2007 and our report dated June 11, 2007 expresses an unqualified opinion on those financial statements.

Vancouver, Canada	/s/ GRANT THORNTON LLP
June 11, 2007	Chartered Accountants

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information on our directors, executive officers, and audit committee, compliance with Section 16(a) of the Exchange Act and our code of ethics applicable to our Chief Executive Officer and Chief Accounting Officer will be contained in our Proxy Statement for our 2007 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2007, and is incorporated herein by reference.

We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, controller and others performing similar functions.  Our Code of Ethics also applies to all of our other employees and to our directors.  Our Code of Ethics is available on our website located at www.lmlpayment.com under the heading “Investor Relations; Corporate Governance”.  We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Ethics by posting such information on our website (unless we are otherwise required to file a Form 8-K under the rules and regulations of The NASDAQ Stock Market).

There were no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors implemented during fiscal 2007.

ITEM 11.	Executive Compensation

Information on compensation of our directors and executive officers will be contained in our Proxy Statement for our 2007 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2007, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Security Matters

Information on the securities ownership of certain beneficial owners and our management will be contained in our Proxy Statement for our 2007 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2007, and is incorporated herein by reference.

Information required by Item 201(d) of Regulation S-K is set forth under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.	Certain Relationships and Related Transactions

Information on certain relationships and related transactions will be contained in our Proxy Statement for our 2007 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2007, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be contained in our Proxy Statement for our 2007 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2007, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

Page	Description

F-1	Grant Thornton LLP, Report of Independent Registered Chartered Accounting Firm

F-2	Consolidated Balance Sheets at March 31, 2007 and 2006

F-3	Consolidated Statements of Operations for each of the three years ended March 31, 2007, 2006 and 2005

F-4	Consolidated Statements of Shareholders' Equity for each of the three years ended March 31, 2007, 2006 and 2005

F-5	Consolidated Statements of Cash Flows for each of the three years ended March 31, 2007, 2006 and 2005

F-6	Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits:

Exhibit Number	Description of Document

2.1
Arrangement Agreement dated as of April 30, 2007, between LML Payment Systems Inc. and Beanstream Internet Commerce Inc. and the schedules thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K dated April 30, 2007 of LML (file No. 0-13959)).

2.2
Amending Agreement between LML Payment Systems Inc. and Beanstream Internet Commerce Inc. dated as of May 24, 2007 (incorporated by reference to Exhibit 99.2 to the Form 8-K dated June 4, 2007 of LML (file No. 0-13959)).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 0-13959)).

3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 0-13959)).

10.1
Form of employment agreement between Robert E. Peyton and Phoenix EPS, Inc. dated July 9, 2000 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the period ended March 31, 2003 of LML (File No. 0-13959)).

10.2
Settlement and License Agreement between LML Payment Systems Inc. LML Patent Corp., and LML Payment Systems Corp. and TeleCheck Services, Inc., TeleCheck International, Inc. and First Data Corp.  (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 3, 2006 of LML (file No. 0-13959)).

21	Subsidiaries of LML (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 0-13959)).

23.1*	Consent of Grant Thornton LLP

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

_______
* filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Patrick H. Gaines
Patrick H. Gaines
Chairman of the Board, Chief Executive Officer and President

Date: June 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

	Title	Date

/s/ Patrick H. Gaines	Chairman of the Board, Chief Executive Officer, President and Director	June 13, 2007
Patrick H. Gaines	(Principal Executive Officer)

/s/ Richard R. Schulz	Controller and Chief Accounting Officer	June 13, 2007
Richard R. Schulz	(Principal Financial and Accounting Officer)

/s/ L. William Seidman	Director	June 13, 2007
L. William Seidman

/s/ Jacqueline Pace	Director	June 13, 2007
Jacqueline Pace

/s/ Greg A. MacRae	Director	June 13, 2007
Greg A. MacRae

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

To the Shareholders
LML Payment Systems Inc.

We have audited the accompanying consolidated balance sheets of LML Payment Systems Inc. and subsidiaries (together, the “Corporation”) as of March 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three  years in the period ended March 31, 2007.  These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems Inc. and subsidiaries as of March 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in accordance with Canadian generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LML Payment Systems Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 11, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America.  Information relating to the nature and effect of such differences is presented in Note 15 to the consolidated financial statements.

Vancouver, Canada	/s/ GRANT THORNTON LLP
June 11, 2007	Chartered Accountants

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	March 31

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,163,008	$3,691,632
Restricted cash (Note 4(a))	250,000	250,000
Accounts receivable, less allowance of $23,388 (2006: $46,145)	330,055	436,475
Prepaid expenses	405,213	374,887
Total current assets	11,148,276	4,752,994

PROPERTY AND EQUIPMENT (Notes 5 and 7)	1,362,003	201,036

PATENTS (Note 6)	943,985	1,093,392

OTHER ASSETS (Note 13)	224,263	30,102

Total assets	13,678,527	6,077,524

LIABILITIES
CURRENT LIABILITIES
Accounts payable	659,111	1,104,034
Accrued liabilities	309,677	338,527
Current portion of obligations under capital lease (Note 7)	360,179	22,458
Current portion of deferred revenue	1,531,260	260,121
Total current liabilities	2,860,227	1,725,140

OBLIGATIONS UNDER CAPITAL LEASE (Note 7)	726,806	-

DEFERRED REVENUE	5,859,628	10,985

Total liabilities	9,446,661	1,736,125

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 20,207,094 issued and outstanding (2006: 20,194,094)	32,774,368	32,710,018

CONTRIBUTED SURPLUS (Note 3)	3,443,292	2,544,312
DEFICIT	(31,985,794)	(30,912,931)
Total shareholders’ equity	4,231,866	4,341,399

Total liabilities and shareholders’ equity	13,678,527	6,077,524

SUBSEQUENT EVENT (Note 13)

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In U.S. Dollars, except share data)

	Years ended March 31,

	2007	2006	2005
REVENUE	$6,554,191	$5,458,029	$6,658,103
COSTS AND EXPENSES
Cost of operations	4,757,053	4,600,766	5,339,080
Sales, general and administrative expenses (includes stock-based compensation expense of $877,334 (2006-$903,778; 2005-$1,485,475))	2,967,132	4,752,718	4,049,430
Amortization and depreciation	335,555	616,592	1,415,712

LOSS BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	(1,505,549)	(4,512,047)	(4,146,119)

Other income (expenses), net	621,026	(5,675)	(3,681)
Settlement expenses	(45,000)	(235,778)	-
Due diligence expenses	(567,562)	-	-
Interest income, net	462,668	132,270	81,730

LOSS BEFORE INCOME TAXES	(1,034,417)	(4,621,230)	(4,068,070)

Income taxes (Note 11)	38,446	25,863	82,036

NET LOSS	(1,072,863)	(4,647,093)	(4,150,106)

NET LOSS PER SHARE, basic and diluted	(0.05)	(0.23)	(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted (Note 8)	20,206,412	20,164,279	20,012,286

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)

	Common Shares	Amount	Contributed Surplus	Deficit	Total

Balance as at March 31, 2004	19,659,851	$30,656,471	$85,918	$(22,115,732)	$8,626,657

Exercise of stock options	485,743	1,820,222	-	-	1,820,222
Stock-based compensation (Note 3)	-	-	1,485,475	-	1,485,475
Stock-based compensation – future income taxes	-	-	60,078	-	60,078
Net loss	-	-	-	(4,150,106)	(4,150,106)

Balance as at March 31, 2005	20,145,594	32,476,693	1,631,471	(26,265,838)	7,842,326

Exercise of stock options	48,500	233,325	-	-	233,325
Stock-based compensation (Note 3)	-	-	903,778	-	903,778
Stock-based compensation – future income taxes	-	-	9,063	-	9,063
Net loss	-	-	-	(4,647,093)	(4,647,093)

Balance as at March 31, 2006	20,194,094	32,710,018	2,544,312	(30,912,931)	4,341,399

Exercise of stock options	13,000	64,350	-	-	64,350
Stock-based compensation (Note 3)	-	-	877,334	-	877,334
Stock-based compensation – future income taxes	-	-	21,646	-	21,646
Net loss	-	-	-	(1,072,863)	(1,072,863)

Balance as at March 31, 2007	20,207,094	32,774,368	3,443,292	(31,985,794)	4,231,866

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)

	Years ended March 31,

	2007	2006	2005
OPERATING ACTIVITIES:
Net loss	$(1,072,863)	$(4,647,093)	$(4,150,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provisions for losses on accounts receivable	37,347	14,989	24,034
Amortization and depreciation	335,555	616,592	1,415,712
Stock-based compensation	877,334	903,778	1,485,475
Stock-based compensation – future income taxes	21,646	9,063	60,078
Due diligence expenses	567,562	-	-
Other	(7,252)	-	(33,669)

Changes in operating assets and liabilities
Restricted cash	-	-	50,000
Accounts receivable	69,073	57,161	271,980
Prepaid expenses	(30,326)	122,526	(33,926)
Accounts payable and accrued liabilities	(473,773)	530,263	100,832
Other assets	14,447	10,953	14,048
Deferred revenue	7,119,782	27,439	17,938
Net cash provided by (used in) operating activities	7,458,532	(2,354,329)	(777,604)

INVESTING ACTIVITIES:
Other assets	(776,170)	-	-
Short term investments	-	-	183,561
Proceeds from disposal of capital assets	7,252	-	12,606
Acquisition of property and equipment	(185,886)	(152,096)	(104,836)
Patents	(14,341)	(47,755)	(31,679)
Net cash (used in) provided by investing activities	(969,145)	(199,851)	59,652

FINANCING ACTIVITIES:
Payments on capital leases	(79,588)	(38,874)	(34,028)
Payments on long-term borrowing	(2,773)	(10,460)	(10,399)
Proceeds from long-term borrowing	-	-	22,635
Proceeds from exercise of stock options	64,350	233,325	1,820,222
Net cash (used in) provided by financing activities	(18,011)	183,991	1,798,430

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,471,376	(2,370,189)	1,080,478

Cash and cash equivalents, beginning of year	3,691,632	6,061,821	4,981,343

Cash and cash equivalents, end of year	10,163,008	3,691,632	6,061,821
Cash and cash equivalents consist of:
Cash	9,041,704	1,176,900	2,148,315
Money market fund	1,121,304	-	-
Commercial paper	-	2,514,732	3,913,506
	10,163,008	3,691,632	6,061,821
Supplemental disclosure of cash flow information:
Interest paid	12,700	10,041	8,346
Taxes paid	16,800	16,800	21,958

Non-cash investing and financing transactions not included in cash flows:
Property and equipment acquired through capital leases	1,146,473	-	-

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

1.	NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2(a), is a financial payment processor providing check processing solutions including electronic check authorization, electronic check conversion (ECC) and primary and secondary check collection including electronic check re-presentment (RCK) to retailers in the United States of America (U.S.). The Corporation also provides selective routing of debit, credit and electronic benefit transfer (EBT) transactions to third party processors and banks in the U.S. for authorization and settlement.

The Corporation’s intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,354,491, No. 6,283,366, No. 6,164,528 and No. 5,484,988, which describe electronic check processing methods.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). Except as disclosed in Note 14, these principles do not differ materially from generally accepted accounting principles in the U.S. (“U.S. GAAP”).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.

(b)	Use of Estimates and Measurement Uncertainty

The preparation of financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to, among others, the allowance for doubtful accounts, determination of impairment of assets, determination of stock-based compensation expense, useful lives for depreciation and amortization and future income taxes.  Actual results could differ from those estimates.

(c)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase.

(d)	Accounts Receivable

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. A straight-line method is used to depreciate assets over their estimated useful lives as follows:

Computer equipment	3 – 5 years
Computer software	3 – 5 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of the life of the lease or the useful life of the leasehold improvement
Office equipment	5 years
System and software	5 years
Vehicles	4 years
Website & trademarks	5 years

(f)	Patents

Patent costs are amortized using the straight-line method over the estimated useful life of 15 years.

(g)	Long-lived Assets

Long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from undiscounted cash flows estimated to be earned from future operations. An impairment charge, if any, is recorded in the statement of operations based on the difference between the asset’s book value and its fair value.

(h)	Revenue Recognition

Revenue consists primarily of transaction charges from the Corporation’s primary and secondary check collection business, including electronic check re-presentment, electronic check authorization and electronic check conversion business, software license sales, royalty fees and maintenance fees. Revenue is recognized in accordance with Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3400, “Revenue” (“CICA 3400”) and with the corresponding U.S. guidance, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition".

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

In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, as amended by SOP 98-9, “Software Revenue Recognition,” the Corporation recognizes software license revenue when all of the following criteria are met:  execution of a written agreement; delivery has occurred; the fee is fixed and determinable; collectibility of the proceeds is probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements, including post contract customer support.  Vendor-specific objective evidence is based on the price charged when an element is sold separately.  If the Corporation does not have sufficient evidence of the fair value of undelivered elements, revenue is recognized ratably over the support period when the only undelivered element is post-contract customer support. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Income Taxes

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

(j)	Loss Per Common Share

Basic loss per common share is calculated based on net loss divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes the dilutive effect of stock options granted using the treasury stock method.

(k)	Stock-based Compensation Plans

The Corporation has two stock-based compensation plans, described more fully in Note 9. Effective April 1, 2003, the Corporation adopted the fair value accounting provisions of CICA Handbook Section 3870 “Stock-based compensation and other stock-based payments” (“CICA 3870”) which corresponds to the fair value recognition provisions under the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”) for all stock-based compensation granted after April 1.  Subsequent to SFAS 148, the Corporation has adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” (see Note 14), which also corresponds to CICA Section 3870. Under this method, the fair value of the stock options at the date of grant is recognized and is amortized to the Consolidated Statement of Operations over the shorter of the remaining employee service period or the vesting period with the offsetting credit to contributed surplus.  Upon the exercise of these options, any amounts originally credited to contributed surplus are or will be credited to capital stock.

Any consideration paid by directors, officers and employees on the exercise of stock options or purchase of stock is credited to share capital.

(l)	Foreign Exchange

The functional currency of the Corporation is the U.S. dollar. The Corporation follows the temporal method of accounting for the translation of foreign currency amounts into U.S. dollars. Under this method, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date. Revenue and expense items are translated at average exchange rates prevailing during the year. Foreign exchange gains or losses (that have been immaterial for fiscal 2007, 2006 and 2005) are reflected in the results of operations.

(m)	Financial Instruments

The Corporation’s financial instruments consist of cash and cash equivalents, restricted cash, short term investments, accounts receivable, accounts payable, and obligations under capital lease, the fair values of which approximate their carrying values. From time to time the Corporation purchases short-term investments including commercial paper. The principal objective of the Corporation’s investment activities is to provide maximum levels of interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3.	CHANGE IN ACCOUNTING POLICIES

Stock-based Compensation

As described in Note 2(k), effective April 1, 2003, the Corporation prospectively early adopted CICA 3870 which corresponds to SFAS 123, as amended by SFAS 148, which requires fair value accounting for all stock options issued during the year. Subsequent to SFAS 148, the Corporation has adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” (see Note 14), which also corresponds to CICA Section 3870.  Prior to the adoption of the new accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

The 760,000 stock options granted in the fiscal year ended March 31, 2007 (see Note 9), have a weighted average fair value of a range from a low of $1.46 to a high of $1.82.

The total fair value stock compensation is amortized over the vesting period resulting in a stock compensation expense of $877,334 for the fiscal year ended March 31, 2007 (2006 - $903,778; 2005: $1,485,475).  The fair value for the 2007 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate of 3.84% to 4.42%;

Expected volatility of 60.2% to 65.5%;

Expected life of the stock option of 4 years; and

No dividend yields.

The 250,000 stock options granted in the fiscal year ended March 31, 2006, have a weighted average fair value of $2.35.

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

The total fair value stock compensation is amortized over the vesting period resulting in a stock compensation expense of $1,485,475 for the fiscal year ended March 31, 2005.  The fair value for the 2005 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate of 4.07% for 560,000 of the stock option grants and 4.35% for 75,000 of the stock option grants;

Expected volatility of 78.9% to 79.6%;

Expected life of the 560,000 stock option grants of 4 years and 6 years for the 75,000 stock option grants; and

No dividend yields.

The pro-forma disclosure below relates to stock options granted prior to April 1, 2003, which have vested in 2005.

	2007	2006	2005

Net loss, as reported	$(1,072,863)	$(4,647,093)	$(4,150,106)

Add: Stock-based compensation expense included in reported net loss, including related tax effects	898,980	912,841	1,545,553

Less: Total stock-based compensation expense determined under fair value method for all awards, including related tax effects	(898,980)	(912,841)	(2,304,799)

Pro forma net loss:	(1,072,863)	(4,647,093)	(4,909,352)

Basic and diluted loss per common share:
As reported	(0.05)	(0.23)	(0.21)
Pro forma	(0.05)	(0.23)	(0.25)

4.	FINANCIAL INSTRUMENTS

(a)	Restricted Cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (2006-$250,000) against charge back losses.

(b)	Concentrations of Credit Risk and Economic Dependence

During the fiscal year ended March 31, 2007, revenue from the Corporation’s two largest customers amounted to approximately 34% of total revenue for one customer (2006 - 29%; 2005 – 21%) and 19% for the second customer (2006 - 0%; 2005 – 0%). The amount of actual revenue from these customers amounted to approximately $2,265,963 for one customer (2006-$1,553,567; 2005-$1,390,162) and $1,222,224 for the second customer (2006 - $0; 2005 - $0).

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

5.	PROPERTY AND EQUIPMENT

	2007

	Cost	Accumulated Amortization and Depreciation	Net Book Value
Computer equipment	$2,528,848	$1,307,677	$1,221,171
Computer software	1,060,510	1,022,816	37,694
Furniture and fixtures	289,209	288,721	488
Leasehold improvements	257,872	255,372	2,500
Office equipment	661,553	587,391	74,162
Vehicles	75,277	67,468	7,809
Website & trademarks	38,186	35,425	2,761
System & software	6,800,841	6,785,423	15,418
Total cost	11,712,296	10,350,293	1,362,003

	2006

	Cost	Accumulated Amortization and Depreciation	Net Book Value
Computer equipment	$1,275,997	$1,217,452	$58,545
Computer software	1,042,288	990,351	51,937
Furniture and fixtures	288,692	288,692	-
Leasehold improvements	254,873	231,115	23,758
Office equipment	603,368	575,213	28,155
Vehicles	75,277	64,541	10,736
Website & trademarks	38,186	34,031	4,155
System & software	6,800,841	6,777,091	23,750
Total cost	10,379,522	10,178,486	201,036

Depreciation expense on property and equipment totaled $171,807 in 2007, $460,041 in 2006 and $1,269,079 in 2005. Property and equipment include $1,146,473 of assets that are financed under various capital leases for the year ended March 31, 2007 and $409,271 for the year ended March 31, 2006. Accumulated amortization on these assets totals $449,316 and $409,271 for the years ended March 31, 2007 and 2006, respectively.  Amortization of assets under capital lease is included in depreciation expense.

6.	PATENTS

	2007	2006

Cost	$2,034,911	$2,020,570
Less: accumulated amortization	1,090,926	927,178
Net book value	943,985	1,093,392

Amortization expense totaled $163,748 in 2007, $156,551 in 2006 and $146,632 in 2005.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

6.	PATENTS (continued)

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31

2008	$165,950
2009	165,950
2010	165,950
2011	165,950
2012	165,950

7.	OBLIGATIONS UNDER CAPITAL LEASE

In August, 2006, the Corporation entered into a lease agreement with Xerox Canada Ltd. to finance an equipment purchase of $7,367. Lease payments are due quarterly under the lease term of thirty-six (36) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly these amounts have been recorded as a capital lease.

In February, 2007, the Corporation entered into a lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling $1,139,106. Lease payments are due on the last day of each month under the lease term of thirty-six (36) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly these amounts have been recorded as a capital lease.

	2007	2006
Future minimum payments due

2007	$-	$22,963
2008	423,934	-
2009	423,934	-
2010	351,852	-
Less amount representing interest (7%-8%)	(112,735)	(505)
Net principal balance	1,086,985	22,458

Less current portion	(360,179)	(22,458)
	726,806	-

The lease is collateralized by the equipment under capital lease.

8.	(LOSS) EARNINGS PER COMMON SHARE

As a result of the net losses incurred for 2007, 2006 and 2005, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 660,000 for 2007, 1,174,500 for 2006 and 958,000 for 2005, issuable under stock options.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

9.	COMMON STOCK OPTIONS

The Corporation maintains two stock option plans; the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Stock Incentive Plan (the “1998 Plan”).  The number of shares that may be granted under the 1996 Plan is a total of 3 million shares and the number of shares that may be granted under the 1998 Plan is a total of 3 million shares.   All director, officer and employee stock options are granted under the Corporation’s 1996 Plan or the 1998 Plan with the exception of 80,000 stock options granted to a former consultant, vesting over a one year period, which were not granted under the 1996 Plan or the 1998 Plan. The exercise price of stock options granted under the 1996 Plan and the 1998 Plan is 100% of the fair market value on the date the stock option is granted. Stock options granted to directors, officers and employees are normally vested over a three-year period.  Stock options are typically exercisable for a period of five years from the date of grant.  Stock options previously granted will be forfeited upon leaving the employment of the Corporation.

At March 31, 2007 there are stock options outstanding and exercisable to issue 2,255,500 common shares of the Corporation (2006 – 1,629,500). The price of these stock options range from $2.95 to $6.25 and their expiry dates range from September 4, 2007 to October 5, 2011. At March 31, 2007, 1,657,967 common shares were reserved for issuance pursuant to the 1996 Plan and 1998 Plan.  This amount reflects the limit of shares collectively to be granted pursuant to the 1996 Plan and 1998 Plan less (i) the number of shares which have been granted and are still outstanding (ii) the number of shares which have been granted and exercised and (iii) the number of shares that have been granted and have expired without being exercised.

The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable
Range	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)

$2.95	585,000	$2.95	4.52	171,250	$2.95	4.52
3.62	175,000	3.62	4.42	100,000	3.62	4.42
4.52-4.74	255,000	4.55	3.17	255,000	4.55	3.17
5.00-5.90	785,500	5.10	0.77	775,500	5.10	0.75
6.25	455,000	6.25	2.34	425,000	6.25	2.22
	2,225,500	4.59	2.64	1,726,750	5.00	2.06

    Stock option activity for the three preceding years is as follows:

	2007		2006		2005
	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price
Stock options outstanding, beginning of year	1,629,500	$5.32	1,903,000	$6.65	2,068,210	$6.15
Granted	760,000	3.10	250,000	4.52	635,000	5.99
Forfeited	(151,000)	4.89	(475,000)	10.30	(314,467)	6.47
Exercised	(13,000)	4.95	(48,500)	4.81	(485,743)	3.75
Stock options outstanding, end of year	2,225,500	4.59	1,629,500	5.32	1,903,000	6.65

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

10.	EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401 (k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees’ contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2007, 2006 and 2005 of $24,018, $17,779 and $14,054 respectively.

11.	INCOME TAXES

At March 31, 2007, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $10,900,000 and U.S. federal net operating loss carry-forwards of $11,889,000. Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use.   These losses expire in 2008 to 2027.

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s future tax assets as of March 31, 2007 and 2006 are as follows:

	2007	2006
Future tax assets:
Excess of tax value over the net book value for capital assets	$317,000	$317,000
Stock-based compensation	1,275,000	396,000
Canadian non-capital loss carry-forwards	3,719,000	3,759,000
U.S. federal net operating loss carry-forwards	4,472,000	5,268,000
Total future tax assets	9,783,000	9,740,000
Valuation allowance for future tax assets	(9,783,000)	(9,740,000)
Net future tax assets	-	-

The potential income tax benefits related to these future tax assets have not been recognized in the accounts as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation due to the Corporation’s history of losses. Accordingly, no future tax assets have been recognized in the financial statements as at March 31, 2007.

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 34.12% statutory tax rate at March 31, 2007, a 34.12% statutory tax rate at March 31, 2006 and a 35.62% statutory tax rate at March 31, 2005 is as follows:

	2007	2006	2005

Income taxes at statutory rates	$(366,000)	$(1,586,000)	$(1,478,000)
State income taxes	16,800	16,800	21,958
Stock-based compensation – future income taxes	21,646	9,063	60,078
Stock-based compensation	307,000	311,000	551,000
Effect of U.S. tax rates	16,000	(21,000)	6,000
Increase in valuation allowance	43,000	1,296,000	921,000
	38,446	25,863	82,036

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

12.	COMMITMENTS AND CONTINGENCIES

(a)
During the fiscal year ended March 31, 2007, a subsidiary of the Corporation settled its suit, originally filed on June 14, 2004 in the U.S. District Court for the District of Delaware, against four companies who provide equipment, systems and services that convert paper checks presented at the point-of-sale into electronic transactions and entered into a separate settlement and license agreement with each of them. The provisions of each of the three settlement and license agreements included providing a license to the patents owned by the subsidiary of the Corporation in exchange for consideration in the form of a release fee for a release from any and all causes of action related to the subsidiary of the Corporation’s licensed patents as well as consideration in the form of either a lump sum payment or a running royalty fee covering a term through to the expiration of the licensed patents owned by the subsidiary of the Corporation. The consideration received by the subsidiary of the Corporation for these three settlement and license agreements was $16,000,000.

    The three settlement and license agreements contained a number of elements that have been recorded in these consolidated financial statements as follows:

•
Under the terms of two of the agreements, in exchange for a release fee consideration, the subsidiary of the Corporation has agreed to release these licensees from any and all causes of action related to its patents which may have arisen prior to the effective date of the licenses.  Due to the specific nature of the releases, these release fees totaling $377,000, net of legal fees, have been recorded as other income in the fiscal year ended March 31, 2007.

•
The subsidiary of the Corporation has entered into a standstill agreement with one of the licensees, whereby both have promised to refrain from filing certain types of litigation against each other until April 1, 2009.  The consideration received related to the standstill agreement totaling $130,000, net of legal fees, has been deferred and will be recognized as other income ratably over the standstill period.  For ther fiscal year ended March 31, 2007 $43,333 has been recognized as other income and the deferred balance was $86,667.

•
Under the terms of one agreement, the subsidiary of the Corporation agreed to provide licensing rights for use of existing patents.  As these rights have been delivered, payment has been received and the subsidiary of the Corporation has no future obligations under the agreement, this revenue, totaling $143,000, net of legal fees, has been recognized in the fiscal year ended March 31, 2007.

•
Under the terms of one agreement, a portion of the consideration received is comprised of license fees for past and future use of the subject patents and for use of any future patents to be developed, acquired or obtained by the Corporation.  The components of this portion of the agreement are considered multiple element arrangements that do not qualify for separate units of accounting, therefore, these license fees, totaling $8,250,000, net of legal fees, have been deferred and will be recognized ratably over the remaining term of the license agreement, which expires on January 16, 2013.  For the fiscal year ended March 31, 2007, $1,222,222 has been recognized as revenue and the deferred balance was $7,027,778.

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

12.	COMMITMENTS AND CONTINGENCIES (continued)

In conjunction with one of the agreements above, during the fiscal year ended March 31, 2007, the Corporation and the Corporation’s subsidiary, LML Payment Systems Corp., settled the complaint for patent infringement originally filed on June 22, 2005 by Telecheck International Inc. in the United States District Court for the Eastern District of Texas, Marshall Division. The provisions of the settlement agreement included providing the Corporation and the Corporation’s subsidiary, LML Payment Systems Corp., with a license to certain patents owned by Telecheck International Inc. and certain other future patents owned by First Data Corp. and Telecheck related to the Corporation’s current products or services.

(b)
During the prior fiscal year ended March 31, 2006, a former employee of a subsidiary of the Corporation filed a complaint against the Corporation’s subsidiary, LML Payment Systems Corp. for breach of contract and wrongful termination in the Superior Court of the State of Arizona in and for the County of Maricopa. In the suit, the former employee alleges that the subsidiary of the Corporation wrongfully reduced the former employee’s salary without requisite notice under the employment agreement between the former employee and the Corporation’s subsidiary, LML Payment Systems Corp. and wrongfully terminated the former employee without requisite notice and for acts that do not constitute cause under the aforementioned employment agreement.

Subsequent to the fiscal year ended March 31, 2007, the subsidiary of the Corporation settled the complaint. Pursuant to the terms of the settlement, the subsidiary of the Corporation has agreed to pay the former employee the sum of $22,500 and the former employee’s legal counsel the sum of $22,500. The amounts have been included in accrued liabilities at March 31, 2007 and recorded and reported as “settlement expenses” in the Consolidated Statements of Operations and Deficit for the fiscal year ended March 31, 2007.

(c)
During the fiscal year ended March 31, 2007 a subsidiary of the Corporation received notification that it had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including the subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.    The subsidiary of the Corporation believes that these allegations are without merit and does not expect them to have a material adverse effect on its results of operations, financial position or liquidity.

(d)
The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

(e)	Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises, are as follows:

2008	$519,169
2009	300,491
2010	131,807
2011	82,715
2012	-
1,034,182

The Corporation’s rent expense totaled $415,609 in 2007, $360,599 in 2006, and $351,166 in 2005.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

13.	SUBSEQUENT EVENT

Subsequent to the fiscal year ended March 31, 2007, the Corporation signed a significant definitive agreement to acquire all of the outstanding capital stock of Beanstream Internet Commerce Inc. for a purchase price of $17.5 million. The purchase price consists of up to $8.3 million in cash, $4.5 million in a two-year promissory note and $4.7 million in the Corporation’s common stock. Beanstream Internet Commerce Inc. could also receive up to an additional $1.8 million in the Corporation’s common stock if certain revenue milestones are reached by the first anniversary of the closing.

14.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

(c)	Other Comprehensive Income

U.S. GAAP requires that a statement of comprehensive income be displayed with the same prominence as other financial statements and that the aggregate amount of comprehensive income excluding the deficit be disclosed separately in shareholders’ equity.  Comprehensive income, which incorporates the net income (loss), includes all changes in shareholders’ equity during a period except those resulting from investments by and distributions to owners. Net income (loss) for the Corporation is the same as comprehensive income. There is currently no requirement to disclose comprehensive income under Canadian GAAP.

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations and Deficit, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation, except that under U.S. GAAP the stated capital of the Corporation’s shares would be $22,901,744 higher, as would the Corporation’s deficit due to the reporting difference disclosed under note 14(a).

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

15.	RECENT ACCOUNTING PRONOUNCEMENTS

Canadian GAAP

Recent accounting pronouncements affecting the Corporation’s financial reporting under Canadian GAAP are summarized below:

(i)	Convergence with International Financial Reporting Standards

In 2006, Canada’s Accounting Standards Board ratified a strategic plan that will result in Canadian GAAP, as used by public companies, being converged with International Financial Reporting Standards over a transitional period currently expected to be approximately five years. The precise timing of convergence will depend on an Accounting Standards Board progress review to be undertaken by early 2008. Canadian GAAP will be converged with International Financial Reporting Standards through a combination of two methods: as current joint-convergence projects of the United States’ Financial Accounting Standards Board and the International Accounting Standards Board are agreed upon, they will be adopted by Canada’s Accounting Standards Board and may be introduced in Canada before the complete changeover to International Financial Reporting Standards; and standards not subject to a joint-convergence project will be exposed in an omnibus manner. As this convergence initiative is very much in its infancy as of the date of these consolidated financial statements, it would be premature to currently assess the impact of the initiative, if any, on the Corporation.

(ii)	Comprehensive income

Commencing with the Corporation’s 2008 fiscal year, the new recommendations of the CICA for accounting for comprehensive income (CICA Handbook Section 1530), for the recognition and measurement of financial instruments (CICA Handbook Section 3855) and for hedges (CICA Handbook Section 3865) will apply to the Corporation. In the Corporation’s specific instance, the transitional rules for these sections require prospective implementation at the beginning of a fiscal year (the exception being in respect of the cumulative foreign currency translation adjustment, which is retroactively adjusted for at the beginning of the fiscal year of adoption). Currently, net income (loss) for the Corporation is the same as comprehensive income

(iii)	Accounting changes

Commencing with the Corporation’s 2008 fiscal year, the new recommendations of the CICA for accounting changes (CICA Handbook Section 1506) will apply to the Corporation. Most significantly, the new recommendations stipulate that voluntary changes in accounting policy are made only if they result in the financial statements providing reliable and more relevant information and that new disclosures are required in respect of changes in accounting policies, changes in accounting estimates and correction of errors. The Corporation is not currently materially affected by the new recommendations.

(iv)	Business combinations

Possibly commencing in the Corporation’s 2008 fiscal year, the proposed amended recommendations of the CICA for accounting for business combinations will apply to the Corporation’s business combinations, if any, with an acquisition date subsequent to the amended recommendations coming into force. Whether the Corporation would be materially affected by the proposed amended recommendations would depend upon the specific facts of the business combinations, if any, occurring subsequent to the amended recommendations coming into force. Generally, the proposed recommendations will result in measuring business acquisitions at the fair value of the acquired entities and a prospectively applied shift from a parent company conceptual view of consolidation theory (which results in the parent company recording the book values attributable to non-controlling interests) to an entity conceptual view (which results in the parent company recording the fair values attributable to non-controlling interests).

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

15.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

(v)	Financial instruments – disclosure and presentation

Commencing with the Corporation’s 2009 fiscal year, the new recommendations of the CICA for financial instrument disclosures and presentation (CICA Handbook Section 3862) will apply to the Corporation. The new recommendations will result in incremental disclosures, relative to those currently, with an emphasis on risks associated with both recognized and unrecognized financial instruments to which an entity is exposed during the period and at the balance sheet date, and how an entity manages those risks. The Corporation is assessing how it will be affected by these new recommendations.

(vi)	Earnings per share

Amendments were proposed to the recommendations of the CICA for the calculation and disclosure of earnings per share (CICA Handbook Section 3500); such amendments had progressed to the typescript stage. In July 2006, the typescript with the proposed amendments, which would have applied to the Corporation, was withdrawn and an announcement was made indicating that an International Financial Reporting Standards-based exposure draft from Canada’s Accounting Standards Board would be issued at a later date, now expected in the first half of 2007.

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

(ii)
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

(iii)
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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

15.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  The Corporation currently uses the roll-over method for quantifying identified financial statement misstatements.  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.   SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  The Corporation applied SAB 108 using the retroactive method in connection with the preparation of its annual financial statements for the year ending March 31, 2007.  The adoption of SAB 108 did not result in any adjustment to the Corporation’s consolidated financial statements.

(iv)
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

(v)
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting- induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157), and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107). SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Corporation has not yet completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.