Form 10-Q
period 2007-06-30
LML PAYMENT SYSTEMS INC
filed 2007-08-09
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
Large Accelerated Filer [  ]Accelerated Filer  [ X ]Non-Accelerated Filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes []No [X]

The number of shares of the registrant's Common Stock outstanding as of August 3, 2007, was 22,337,205.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)

	June 30, 2007	March 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$9,031,550	$10,163,008
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $29,595 and $23,388, respectively	636,106	330,055
Prepaid expenses	428,177	405,213
Total Current Assets	10,345,833	11,148,276

Property and equipment, net	1,432,667	1,362,003
Patents, net	907,134	943,985
Restricted cash	157,700	-
Other Assets	15,018	224,263
Unallocated purchase price (Note 7)	21,743,255	-

TOTAL ASSETS	34,601,607	13,678,527

LIABILITIES
Current Liabilities
Accounts payable	1,402,890	659,111
Accrued liabilities	883,393	143,974
Accrued compensation	208,996	165,703
Funds due to merchants	2,812,117	-
Amounts due to former shareholders of Beanstream Internet Commerce Inc. (Note 7)	3,192,032	-
Current portion of obligations under capital lease	366,633	360,179
Current portion of promissory notes (Note 7)	2,346,537	-
Current portion of deferred revenue	1,564,166	1,531,260
Total Current Liabilities	12,776,764	2,860,227

Obligations under capital lease	632,591	726,806
Promissory notes (Note 7)	2,346,536	-
Deferred revenue	5,543,239	5,859,628

TOTAL LIABILITIES	21,299,130	9,446,661

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 22,314,955 and 20,207,094 shares issued and outstanding, respectively	41,953,709	32,774,368

Contributed surplus	3,582,727	3,443,292
Deficit	(32,233,959)	(31,985,794)
Total Shareholders' Equity	13,302,477	4,231,866

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	34,601,607	13,678,527

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended
	June 30
	2007	2006

REVENUE	$1,455,716	$1,795,548

COSTS AND EXPENSES
Cost of operations	1,024,561	1,265,066
Sales, general and administrative expenses (includes stock-based compensation expense of $139,435 (June 30, 2006 - $124,195))	638,111	728,977
Amortization and depreciation	126,516	79,812

LOSS BEFORE OTHER INCOME AND INCOME TAXES	(333,472)	(278,307)

Other (expenses) income, net	(5,816)	384,319

Interest income, net	95,323	103,756

(LOSS) INCOME BEFORE INCOME TAXES	(243,965)	209,768

Income taxes	4,200	25,846

NET (LOSS) INCOME	(248,165)	183,922

DEFICIT, beginning of period	(31,985,794)	(30,912,931)

DEFICIT, end of period	(32,233,959)	(30,729,009)

(LOSS) EARNINGS PER SHARE, basic and diluted	(0.01)	0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,230,257	20,204,359
Diluted	20,230,257	21,105,859

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended
	June 30
	2007	2006

Operating Activities:
Net (Loss) Income	$(248,165)	$183,922
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for losses on accounts receivable	-	24,464
Amortization and depreciation	126,516	79,812
Stock-based compensation	139,435	124,195
Stock-based compensation – future income taxes	-	21,646
Other	(1,700)	-

Changes in operating assets and liabilities
Accounts receivable	(47,828)	57,882
Prepaid expenses	56,160	16,917
Accounts payable and accrued liabilities	(101,984)	(452,006)
Deferred revenue	(365,756)	8,015,881
Net cash (used in) provided by operating activities	(443,322)	8,072,713

Investing Activities:
Other assets	-	(100,000)
Acquisition of Beanstream, net of cash acquired (Note 7)	(513,146)	-
Acquisition of property and equipment	(84,385)	(7,047)
Proceeds from disposal of equipment	1,700	-
Patents	(4,542)	(765)
Net cash used in investing activities	(600,373)	(107,812)

Financing Activities:
Payments on capital leases	(87,763)	(9,237)
Payments on long-term borrowing	-	(2,773)
Proceeds from exercise of stock options	-	64,350
Net cash (used in) provided by financing activities	(87,763)	52,340

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,131,458)	8,017,241

Cash and cash equivalents, beginning of period	10,163,008	3,691,632

Cash and cash equivalents, end of period	9,031,550	11,708,873

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations and deficit for the three months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the three months ended June 30, 2007 and 2006, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2007, was derived from audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”) *

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.

* Effective June 30, 2007, the Corporation completed the acquisition of Beanstream. The consolidated balance sheet as of June 30, 2007 includes the accounts of Beanstream.

2.     Change in Accounting Policies

Effective April 1, 2007, the Corporation adopted the new recommendation of the Canadian Institute of Chartered Accountants (CICA) under CICA Handbook Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments – Recognition and Measurement” and Section 3861 “Financial Instruments – Disclosure and Presentation”. These new Handbook sections, which apply to fiscal years beginning on or after November 1, 2006, provide requirements for the recognition and measurement of financial instruments. Section 1530 establishes standards for reporting and presenting comprehensive income which is defined as the change in equity from transactions and other events from non-owner sources. Other comprehensive income refers to items recognized in comprehensive income but are excluded from net income calculated in accordance with Canadian Generally Accepted Accounting Principles.

Under Section 3855, all financial instruments are classified into one of five categories: held-for trading, held-to-maturity investments, loans and receivables, available-for-sale financial assets or other financial liabilities. All financial instruments are measured in the balance sheet at fair value except for loans and receivables, held-to-maturity investments and other financial liabilities which are measured at amortized cost. Subsequent measurement and changes in fair value will depend on their initial classification, as follows: held-for-trading financial assets are measured at fair value and changes in fair value are recognized in net income. Available-for-sale financial instruments are measured at fair value with changes in fair value recorded in other comprehensive income until the instrument is derecognized or impaired. The adoption of these new standards had no impact on the Corporation’s accounts and deficit position as at April 1, 2007.

2.      Change in Accounting Policies (cont'd)

As a result of the adoption of these new standards, the Corporation has classified its cash and cash equivalents and restricted cash as held-for-trading. Accounts receivable are classified as loans and receivables. Accounts payable and certain accrued liabilities, funds due to merchants and former shareholders, obligations under capital lease and promissory notes are classified as other liabilities, all of which are measured at amortized cost.

Carrying value and fair value of financial assets and liabilities are summarized as follows:

	Carrying Value	Fair Value

Held-for-Trading	$9,439,250	$9,439,250
Loans and receivables	636,106	636,106
Held-to-maturity	-	-
Available-for-sale	-	-
Other liabilities	14,191,725	14,191,725

3.     Financial instruments

a)  Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (March 31, 2007 - $250,000) against charge back losses.  Non-current restricted cash represents funds held by First Data Loan Company as security for the Corporation’s merchant accounts.  The funds of $157,700 held by First Data Loan Company bear no interest and have no specific terms of re-payment.

b)    Concentration of credit risk

During the three months ended June 30, 2007, revenue from the Corporation’s two largest customers amounted to approximately 61% of  total revenue (June 30, 2006 - 47%).  The amount of revenue from these customers amounted to approximately $893,656 (June 30, 2006 - $835,327).  The Corporation is economically dependent on revenue from these customers.

4.      Funds due to Merchants

Funds due to merchants represents funds collected from customers by the Corporation through its Internet payment software. These funds are paid to the various merchants bi-monthly less a reserve which is held on each transaction payable to the merchants at a subsequent date.

5.      Stock-based compensation

The Corporation accounts for all stock options issued during the period based on their fair value as required by the Canadian Institute of Chartered Accountants (“CICA”) Section 3870 which corresponds to the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” (see Note 8), which also corresponds to CICA Section 3870.  Prior to the adoption of this accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

During the three month periods ended June 30, 2007 and 2006, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option Plan or its 1998 Stock Incentive Plan.

6.     Commitments and Contingencies

All commitments and contingencies remain unchanged from the Corporation’s audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 except as noted below:

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

During the three months ended June 30, 2007, the subsidiary of the Corporation settled the complaint. Pursuant to the terms of the settlement, the subsidiary of the Corporation agreed to pay the former employee the sum of $22,500 and the former employee’s legal counsel the sum of $22,500. The amounts had been included in accrued liabilities at March 31, 2007.

7.     Acquisition of Beanstream

On June 30, 2007 the Corporation acquired all of the outstanding capital stock of Beanstream, a leading provider of authentication and Internet payment processing solutions, for a purchase price of $19.5 million Canadian consisting of $7.6 million Canadian cash, $5.0 million Canadian in two-year promissory notes, and $6.9 million Canadian in the Corporation’s common stock.

In accordance with CICA Section 1581, “Business Combinations” (“CICA 1581”) which corresponds to FASB 141, “Business Combinations” (“FASB 141”), the Corporation has applied the purchase method and has included the balance sheet of Beanstream as at June 30, 2007 into the consolidated balance sheet of the Corporation as at June 30, 2007.  The Corporation will consolidate the results of operations of Beanstream commencing July 1, 2007.

On April 30, 2007, the Corporation entered into an arrangement agreement to acquire Beanstream.  The terms of the arrangement agreement included the option for the Beanstream shareholders to elect to accept shares of the Corporation in lieu of a portion of the cash consideration.  The amount of the share-for-cash election was not known until June 27, 2007, therefore, the measurement date for the consideration paid by the Corporation was determined to be June 27, 2007 rather than April 30, 2007.  Consequently, in determining the purchase price paid by the Corporation for Beanstream, the measurement date applied is June 27, 2007  resulting in the purchase price being allocated as follows:

	Number of Shares	U.S. $

Cash	-	7,153,759
Promissory Notes (1)	-	4,693,073
Common Shares (2)	1,962,928	8,538,737
Finders Fee Common Shares	144,933	640,604
Transaction Costs	-	946,183

Purchase Price		21,972,356

(1)
The promissory notes are secured by Beanstream’s assets, bear interest at 8% per annum and are payable in two equal installments on June 30, 2008 and June 30, 2009.  The Corporation has the ability to prepay the promissory notes without penalty at its discretion.

(2)
The value of shares issued to complete the transaction was determined using the weighted average share price of approximately $4.35 per share for the Corporation’s stock for the period of five days prior to and following the measurement date of the acquisition .

The purchase price was allocated as follows:

Cash	$6,801,453
Accounts receivable, net	258,223
Prepaid expenses	79,124
Accounts payable and accrued liabilities	(1,052,378)
Funds due to merchants	(2,812,117)
Amounts due to former shareholders of Beanstream(1)	(3,192,032)
Current portion of deferred revenue	(82,273)

Net working capital acquired (1)	-

Property and equipment	71,401
Restricted cash	157,700

Net identifiable assets	229,101
Excess of purchase price unallocated (2)	21,743,255

$21,972,356

(1)
The arrangement agreement included a provision whereby the Corporation acquired Beanstream with a $NIL working capital balance.  Accordingly, the working capital acquired from Beanstream on June 30, 2007 included an accrual in the amount of $3,192,032 recognizing the excess working capital balance of Beanstream due to the former shareholders of Beanstream.

(2)
The excess of the purchase price over the values of the net assets acquired has been presented as “unallocated purchase price.”  The fair value of all identifiable assets and liabilities acquired as well as any goodwill arising from the acquisition will be determined by an independent valuation during the second quarter of the Corporation’s 2008 fiscal year.

7.     Acquisition of Beanstream  (cont'd)

Acquisition of Beanstream, net of cash acquired

Cash consideration paid	$(7,153,759)
Beanstream cash acquired	6,801,453
Transaction costs incurred (1)	(160,840)
Acquisition of Beanstream, net of cash acquired	$(513,146)

(1)	Transaction costs incurred and unpaid at June 30, 2007 totaled $576,097.

Pro forma Information (Unaudited)

The following pro forma consolidated financial summary is presented as if the acquisition of Beanstream was completed as of April 1, 2007 and April 1, 2006, respectively.  The pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which have actually been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.

	Three Months Ended
	June 30
	2007	2006

REVENUE	$3,090,484	$2,815,264

COSTS AND EXPENSES
Cost of operations	1,796,132	1,702,490
Sales, general and administrative expenses	915,329	934,654
Amortization and depreciation	135,990	85,026

INCOME BEFORE OTHER (EXPENSES) INCOME AND INCOME TAXES	243,033	93,094

Other (expenses) income	(5,816)	384,320
Interest income	79,512	74,520
Interest expense	(109,066)	(89,098)

INCOME BEFORE INCOME TAXES	207,663	462,836

Income taxes	174,562	119,351

NET INCOME	33,101	343,485

EARNINGS PER SHARE
Basic	0.00	0.02
Diluted	0.00	0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	22,314,955	22,312,220
Diluted	22,314,955	23,213,720

8.     Reconciliation of United States to Canadian Generally Accepted Accounting Principles

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

The Corporation adopted SFAS 123(R) using the modified prospective approach, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after April 1, 2006, and to all awards for which the requisite service has not been rendered as at such date.  Since April 1, 2003, the Corporation has been following the fair value based approach prescribed by SFAS 123, as amended by SFAS 148, for stock option awards granted, modified or settled on or after such date.  As such, the application of SFAS 123(R) on April 1, 2006 to all awards granted prior to its adoption did not have any impact on the financial statements.  In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R). The prospective adoption of this new U.S. GAAP policy creates no differences with the Corporation’s stock compensation expense reported under CDN GAAP.

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

c)     Income Taxes

In June, 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). This interpretation clarifies the recognition threshold and measurement of a tax position taken or expected to be taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Corporation adopted the provisions of FIN 48 on April 1, 2007. No cumulative effect adjustment to the April 1, 2007 balance of the Corporation’s deficit was required upon the implementation of FIN 48. As of the date of adoption there were no unrecognized tax benefits. Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Corporation’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report on Form 10-Q to the “Corporation”, “LML”, “we”, “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries.  LML Payment Systems Inc.'s direct subsidiaries include LML Corp., Legacy Promotions Inc., Beanstream Internet Commerce Inc., and LHTW Properties Inc. LML Corp.'s subsidiaries are LML Patent Corp., and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to dollars or “$” are to U.S. Dollars.

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959).  We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information.  Quarterly operating results have varied significantly in the past and can be expected to vary in the future.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

We provide our financial payment processing services from our office locations in Scottsdale, Arizona, and Wichita, Kansas.

Acquisition of Beanstream Internet Commerce Inc.

On April 30, 2007, we entered into an arrangement agreement to acquire all of the outstanding capital stock of Beanstream Internet Commerce Inc. (“Beanstream”), a leading provider of authentication and Internet payment processing solutions that is based in Victoria, British Columbia, for a purchase price of approximately CDN$19.5 million (U.S.$18.3 million).  The transaction closed on June 30, 2007.  The purchase price consisted of CDN$7.6 million (U.S.$7.1 million) in cash, CDN$5.0 million (U.S.$4.7 million) in two-year promissory notes and CDN$6.9 million (U.S.$6.5 million) in our common stock paid at closing.  Former Beanstream shareholders could also receive up to an additional CDN$2.0 million (U.S.$1.9 million) in our common stock if certain revenue milestones are reached by June 30, 2008.  As a result of changes in the Canadian/U.S. currency exchange rate and increases in the trading volume of our common stock between April 30, 2007 and June 27, 2007 (the consideration measurement date for accounting purposes), the cash, promissory notes and common stock issued to Beanstream shareholders is recorded in our consolidated financial statements at U.S.$20,385,569.

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

We have included the balance sheet of Beanstream as at June 30, 2007 into our consolidated balance sheet as at June 30, 2007.  We will consolidate the results of operations of Beanstream commencing July 1, 2007.

Results of Operations

Revenue

Total revenue for the three months ended June 30, 2007 was approximately $1.5 million, a decrease of approximately 16.7% from total revenue of approximately $1.8 million for the three months ended June 30, 2006.  This decrease is primarily attributable to a decrease in revenue from licensing our patented intellectual property.

Revenue from electronic check verification was approximately $104,000 for the three months ended June 30, 2007, approximately a 53.8% decrease from revenue from electronic check verification of approximately $225,000 for the three months ended June 30, 2006. This decrease is primarily attributable to the non-renewal of certain direct contracts with independent stores represented by Grocers Supply Company Inc. which previously accounted for approximately 28% of our revenue from electronic check verification.

Revenue from our primary check collections business decreased approximately 19.5% from approximately $205,000 for the three months ended June 30, 2006 to approximately $165,000 for the three months ended June 30, 2007. Revenue from our secondary check collections business decreased approximately 9.5% from approximately $654,000 for the three months ended June 30, 2006 to approximately $592,000 for the three months ended June 30, 2007. The decrease in revenue from our secondary check collections business is primarily attributable to a 7.2% reduction in consumer payments on returned checks assigned to secondary collections.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $78,000 for the three months ended June 30, 2007, versus approximately $65,000 for the three months ended June 30, 2006.  We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Revenue from licensing our patented intellectual property decreased by approximately $112,000, from approximately $525,000 for the three months ended June 30, 2006 to approximately $413,000 for the three months ended June 30, 2007. This decrease is primarily attributable to the one granted license in the prior year of approximately $143,000 which was fully recognized as revenue during the three months ended June 30, 2006.   The licensing revenue of approximately $413,000 consists of: (i) approximately $306,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $107,000 related to aggregate licenses providing running royalties.

During the three months ended June 30, 2007, revenue from and associated with our two largest customers amounted to approximately 61.4% of total revenue as compared to approximately 46.5% of total revenue for the three months ended June 30, 2006. The increase in revenue from and associated with our largest customers is primarily attributable to the revenue from one of our settlement and license agreements we entered into in April 2006.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

Costs of operations

Costs of operations decreased from approximately $1.3 million for the three months ended June 30, 2006, to approximately $1.0 million for the three months ended June 30, 2007, a decrease of approximately 23.1%. This decrease is primarily attributable to the cost savings associated with our combination of operations of our primary check collections business, previously located in Dallas, Texas with our secondary check collections business, located in Wichita, Kansas, which took place during the three months ended December 31, 2006. Costs of operations consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $638,000 from approximately $729,000 for the three months ended June 30, 2007 and 2006, respectively, a decrease of approximately $91,000 or approximately 12.5%. The decrease in sales, general and administrative expense is primarily attributable to a decrease in legal fees, attributable to the patent infringement suit we filed during the fiscal year ended March 31, 2005, of approximately $60,000.

Amortization and depreciation

Amortization and depreciation increased to approximately $127,000 from approximately $80,000 for the three months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to depreciation associated with the two IBM Mainframe purchases of approximately $1.1 million which took place in January 2007.

Other income

During the three months ended June 30, 2007 we had other expenses of approximately $5,800 compared to other income of approximately $384,000 for the three months ended June 30, 2006.  The other income of approximately $384,000 in the prior period consists of approximately $377,000, net of legal fees, attributable to specific release provisions contained in two of the license agreements entered into in April, 2006 as well as approximately $11,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of these licenses.

Interest

Interest expense increased to approximately $18,000 from approximately $400 for the three months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to interest paid to IBM Credit LLC on the financing of two IBM Mainframe hardware purchases of approximately $1.1 million which took place in January 2007. Interest income increased to approximately $113,000 from approximately $104,000 for the three months ended June 30, 2007 and 2006, respectively.

Net  (Loss) Income

Net loss increased approximately $432,000 from net income of approximately $184,000 for the three months ended June 30, 2006 to a net loss of approximately $248,000 for the three months ended June 30, 2007.   The increase in our net loss was primarily attributable to non-recurring revenue and other income totaling approximately $520,000 which resulted from certain settlement and license agreements entered into in April, 2006.

Basic and diluted loss per share were both approximately ($0.01) for the three months ended June 30, 2007, as compared to basic and diluted earnings per share of approximately $0.01 for the three months ended June 30, 2006.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately ($2.4) million in negative working capital as of June 30, 2007 compared to approximately $8.3 million in working capital as of March 31, 2007. The decrease in working capital was primarily attributable to our acquisition of Beanstream, completed on June 30, 2007. The purchase price included cash consideration of approximately $7.1 million  and two-year promissory notes of approximately $4.7 million. Our decrease in working capital of approximately $10.7 million from $8.3 million on March 31, 2007 to ($2.4) million on June 30, 2007 is primarily attributable to the $7.1 million  cash and the $2.4 million  current portion of the $4.7 million  two-year promissory notes paid on the Beanstream acquisition. Cash used in operating activities was approximately ($443,000) for the three months ended June 30, 2007, as compared to cash provided by operating activities of approximately $8.1 million for the three months ended June 30, 2006. The decrease in cash provided by operating activities was primarily attributable to consideration we received of approximately $16 million less special fee arrangements we paid Kirkland & Ellis of approximately $7.1 million resulting from the three settlement and license agreements we entered into during the three months ended June 30, 2006. Cash used in investing activities was approximately $600,000 for the three months ended June 30, 2007 as compared to approximately $108,000 for the three months ended June 30, 2006, an increase in cash used in investing activities of approximately $492,000. The increase in cash used in investing activities was primarily attributable to the acquisition of Beanstream, net of cash acquired of approximately $513,000 completed on June 30, 2007. Cash used in financing activities was approximately $88,000 for the three months ended June 30, 2007 as compared to cash provided by financing activities of approximately $52,000 for the three months ended June 30, 2006, an increase in cash used in financing activities of approximately $140,000. The increase in cash used in financing activities was primarily due to an increase in payments on capital leases of approximately $79,000 from approximately $9,000 for the three months ended June 30, 2006 to approximately $88,000 for the three months ended June 30, 2007 and partially attributable to the reduction in proceeds from exercise of options of our common stock of approximately $64,000.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2007. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959).

Contingencies

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

In addition to the legal matters as described herein and previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2007 until June 30, 2007, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959).

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In addition to the legal matters as described herein and as previously reported in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 1A.   RISK FACTORS

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959).

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

August 9, 2007