Form 10-Q
period 2007-09-30
LML PAYMENT SYSTEMS INC
filed 2007-11-09
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares of the registrant's Common Stock outstanding as of November 5, 2007, was 22,341,205.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)

	September 30, 2007	March 31, 2007

ASSETS
Current Assets
Cash and cash equivalents (Note 4)	$5,769,983	$10,163,008
Funds held for merchants (Note 4)	4,099,353	-
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $23,388 and $23,388, respectively	797,071	330,055
Prepaid expenses	369,603	405,213
Total Current Assets	11,286,010	11,148,276

Property and equipment, net	1,366,793	1,362,003
Patents, net	869,001	943,985
Restricted cash	158,520	-
Other Assets	23,509	224,263
Unallocated purchase price (Note 7)	22,057,350	-

TOTAL ASSETS	$35,761,183	$13,678,527

LIABILITIES
Current Liabilities
Accounts payable	$801,788	$659,111
Accrued compensation	188,008	165,703
Other accrued liabilities	732,475	143,974
Corporate taxes payable	133,277	-
Funds due to merchants (Note 4)	4,099,353	-
Amounts due to former shareholders of Beanstream Internet Commerce Inc. (Note 7)	3,567,243	-
Current portion of obligations under capital lease	373,170	360,179
Current portion of promissory notes (Note 7)	2,613,591	-
Current portion of deferred revenue	1,605,471	1,531,260
Total Current Liabilities	14,114,376	2,860,227

Obligations under capital lease	536,742	726,806
Promissory notes (Note 7)	2,513,067	-
Deferred revenue	5,244,254	5,859,628

TOTAL LIABILITIES	$22,408,439	$9,446,661

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 22,341,205 and 20,207,094 shares issued and outstanding, respectively	42,031,147	32,774,368

Accumulated other comprehensive income	28,787	-
Contributed surplus	3,707,992	3,443,292
Deficit	(32,415,182)	(31,985,794)
Total Shareholders' Equity	13,352,744	4,231,866

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$35,761,183	$13,678,527

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2007	2006	2007	2006

REVENUE	$3,182,548	$1,650,673	$4,638,264	$3,446,221

COSTS AND EXPENSES
Cost of operations	1,676,825	1,219,476	2,701,386	2,484,542
Sales, general and administrative expenses (includes stock-based compensation expense of $114,080 for three months ended September 30, 2007 (three months ended September 30, 2006 - $301,664) and $253,515 for six months ended September 30, 2007 (six months ended September 30, 2006 - $425,859))	957,091	880,581	1,595,202	1,609,558
Amortization and depreciation	134,738	79,319	261,254	159,131

INCOME (LOSS) BEFORE OTHER (EXPENSES) INCOME AND INCOME TAXES	413,894	(528,703)	80,422	(807,010)

Foreign exchange loss	(410,872)	(1,117)	(427,096)	(4,630)
Other income (expenses), net	10,835	(2,118)	21,243	385,714
Interest income	123,793	117,268	237,103	221,384
Interest expense	(112,180)	(183)	(130,167)	(543)

INCOME (LOSS) BEFORE INCOME TAXES	25,470	(414,853)	(218,495)	(205,085)

Income taxes - current	206,693	4,200	210,893	30,046

NET LOSS	(181,223)	(419,053)	(429,388)	(235,131)

DEFICIT, beginning of period	(32,233,959)	(30,729,009)	(31,985,794)	(30,912,931)

DEFICIT, end of period	(32,415,182)	(31,148,062)	(32,415,182)	(31,148,062)

LOSS PER SHARE, basic and diluted	(0.01)	(0.02)	(0.02)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	22,334,172	20,207,094	21,814,584	20,205,733
Diluted	22,334,172	20,207,094	21,814,584	20,205,733

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2007	2006	2007	2006

Operating Activities:
Net Loss	$(181,223)	$(419,053)	$(429,388)	$(235,131)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	-	-	-	24,464
Amortization and depreciation	134,738	79,319	261,254	159,131
Stock-based compensation	114,080	301,664	253,515	425,859
Stock-based compensation – future income taxes	11,185	-	11,185	21,646
Unrealized foreign exchange loss	337,876	-	337,876	-
Other	-	-	(1,700)	-

Changes in operating assets and liabilities
Accounts receivable	(143,088)	(144,287)	(190,916)	(86,405)
Prepaid expenses	60,472	15,191	116,632	32,108
Other assets	(8,490)	-	(8,490)	-
Accounts payable and accrued liabilities	(258,253)	(21,147)	(360,237)	(473,153)
Corporate taxes payable	126,918	-	126,918	-
Deferred revenue	(263,519)	(290,617)	(629,275)	7,725,264
Net cash (used in) provided by operating activities	(69,304)	(478,930)	(512,626)	7,593,783

Investing Activities:
Other assets	-	(133,488)	-	(233,488)
Acquisition of Beanstream, net of cash acquired (Note 7)	(646,125)	-	(3,971,388)	-
Acquisition of property and equipment	(22,538)	(18,417)	(106,923)	(25,464)
Proceeds from disposal of equipment	-	-	1,700	-
Development of Patents	(3,396)	(487)	(7,938)	(1,252)
Net cash (used in) investing activities	(672,059)	(152,392)	(4,084,549)	(260,204)

Financing Activities:
Payments on capital leases	(89,311)	(11,114)	(177,074)	(20,351)
Payments on long-term borrowing	-	-	-	(2,773)
Proceeds from exercise of stock options	77,438	-	77,438	64,350
Net cash (used in) provided by financing activities	(11,873)	(11,114)	(99,636)	41,226

Effects of foreign exchange rate changes on cash and cash equivalents	303,786	-	303,786	-

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(449,450)	(642,436)	(4,393,025)	7,374,805

Cash and cash equivalents, beginning of period	6,219,433	11,708,873	10,163,008	3,691,632

Cash and cash equivalents, end of period	5,769,983	11,066,437	5,769,983	11,066,437

Supplemental disclosure of cash flow information
Interest paid	112,180	183	130,167	543
Taxes paid	195,508	4,200	199,708	8,400

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation

The consolidated balance sheet as of September 30, 2007, the consolidated statements of operations and deficit for the three and six months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the three and six months ended September 30, 2007 and 2006, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2007, was derived from audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”) *

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.

* Effective June 30, 2007, the Corporation completed the acquisition of Beanstream. The consolidated balance sheet as of September 30, 2007 and the consolidated statements of operations and deficit and the consolidated statements of cash flows for the three and six months ended September 30, 2007 include the accounts of Beanstream since its acquisition by the Corporation on June 30, 2007.

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

As a result of the adoption of these new standards, the Corporation has classified its cash and cash equivalents, funds held for merchants and restricted cash as held-for-trading. Accounts receivable are classified as loans and receivables. Accounts payable and certain accrued liabilities, corporate taxes payable, funds due to merchants and former shareholders, obligations under capital lease and promissory notes are classified as other liabilities, all of which are measured at amortized cost.

Carrying value and fair value of financial assets and liabilities as at September 30, 2007 are summarized as follows:

	Carrying Value	Fair Value

Held-for-Trading	$10,277,856	$10,277,856
Loans and receivables	797,071	797,071
Held-to-maturity	-	-
Available-for-sale	-	-
Other liabilities	15,558,714	15,558,714

Foreign currency translation

The Corporation’s functional (except as described below) and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651 “Foreign Currency Translation” (which is consistent with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”) “Foreign Currency Translation”) using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

The functional currency of the Corporation’s newly-acquired Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with CICA 1651 and SFAS No. 52.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the year are used to translate Beanstream’s revenues and expenses.  The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

3.	Financial instruments

a)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (March 31, 2007 - $250,000) against charge back losses.  Non-current restricted cash represents funds held by First Data Loan Company as security for the Corporation’s merchant accounts.  The funds of $158,520 held by First Data Loan Company bear interest at the rate of prime minus 3% and have no specific terms of re-payment.

b)	Concentration of credit risk

During the three months ended September 30, 2007, revenue from the Corporation’s two largest customers amounted to approximately 34% of total revenue (September 30, 2006 - 34%).  Revenue from these customers amounted to approximately $1,069,080 (September 30, 2006 - $557,580).  During the six months ended September 30, 2007, revenue from the Corporation’s three largest customers amounted to approximately 49% of total revenue (September 30, 2006 - 49%).  Revenue from these customers amounted to approximately $2,268,292 (September 30, 2006 - $1,698,463).  The Corporation is economically dependent on revenue from these customers.

4.	Cash and cash equivalents and funds held for /due merchants

Cash and cash equivalents

At September 30, 2007, the Corporation held $5,769,983 (March 31, 2007: 10,163,008) in cash and cash equivalents.  Included in this balance is $1.1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution.  As this continuing collateral security relates to Beanstream’s operations, there was no such amount before the acquisition of Beanstream.

4.	Cash and cash equivalents and funds held for /due merchants (cont'd)

Funds held for/due to merchants

At September 30, 2007, Beanstream was holding funds due to merchants in the amount of $4,099,353.    The funds held for/due to merchants are comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;

•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and

•	funds from payroll/pre-authorized debit services provided on behalf of merchants which may be held for up to approximately two days.

During the three months ended September 30, 2007, management of the Corporation has conducted further evaluations of the net assets acquired from Beanstream and, as a result, the Corporation has reclassified the presentation of funds held for merchants.  In the current period, these amounts are presented as a current asset distinct from cash and cash equivalents

5.	Stock-based compensation

The Corporation accounts for all stock options issued during the period based on their fair value as required by the CICA Section 3870 which corresponds to the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” (see Note 9), which also corresponds to CICA Section 3870.  Prior to the adoption of this accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

During the three month period ended September 30, 2007, the Corporation granted 25,000 stock options under the Corporation’s 1996 Stock Option Plan and 50,000 stock options under the 1998 Stock Incentive Plan (no stock options were granted during the three month period ended June 30, 2007).  The weighted average grant date fair value for these stock options is $1.47 per stock option. The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $114,080 for the three months ended September 30, 2007 and $253,515 for the six months ended September 30, 2007. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 4.5%;

Expected volatility of 54.3%;

Expected life of the stock options of 4 years; and

No dividend yields.

During the three months ended September 30, 2006, the Corporation granted 125,000 stock options under the Corporation’s 1996 Stock Option Plan and 50,000 stock options under the 1998 Stock Incentive Plan. (no stock options were granted during the three month period ended June 30, 2006).  The weighted average grant date fair value for these stock options is $1.82 per stock option. The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $301,664 for the three months ended September 30, 2006 and $425,859 for the six months ended September 30, 2006. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

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

During the prior fiscal year ended March 31, 2006, a former employee of a subsidiary of the Corporation filed a complaint against the Corporation’s subsidiary, LML Payment Systems Corp. for breach of contract and wrongful termination in the Superior Court of the State of Arizona in and for the County of Maricopa. In the suit, the former employee alleged that the subsidiary of the Corporation wrongfully reduced the former employee’s salary without requisite notice under the employment agreement between the former employee and the Corporation’s subsidiary, LML Payment Systems Corp. and wrongfully terminated the former employee without requisite notice and for acts that do not constitute cause under the aforementioned employment agreement.

During the six months ended September 30, 2007, the subsidiary of the Corporation settled the complaint. Pursuant to the terms of the settlement, the subsidiary of the Corporation agreed to pay the former employee the sum of $22,500 and the former employee’s legal counsel the sum of $22,500. The amounts had been included in accrued liabilities at March 31, 2007 and were paid in the period ended September 30, 2007.

7.	Acquisition of Beanstream

On April 30, 2007, the Corporation entered into an arrangement agreement to acquire all of the outstanding capital stock of Beanstream, a leading provider of authentication and Internet payment processing solutions.  The transaction closed on June 30, 2007.  The purchase price originally agreed to in the arrangement agreement was approximately CDN$19.5 million (U.S.$18.3 million) consisting of CDN$7.6 million in cash (U.S.$7.1 million), CDN$5.0 million (U.S.$4.7 million) in two-year promissory notes and CDN$6.9 million (U.S.$6.5 million) in the Corporation’s common stock paid at closing.  Former Beanstream shareholders could also receive up to an additional CDN$2.0 million (U.S.$1.9 million) in the Corporation’s common stock if certain revenue milestones are reached by June 30, 2008.

In accordance with CICA Section 1581, “Business Combinations” (“CICA 1581”) which corresponds to FASB 141, “Business Combinations” (“FASB 141”), the Corporation has applied the purchase method and has consolidated the results of operations of Beanstream commencing July 1, 2007.

Pursuant to the arrangement agreement, the Beanstream shareholders had an option to elect to accept shares of the Corporation in lieu of a portion of the cash consideration.  The amount of the share-for-cash election was not known until June 27, 2007, therefore, the measurement date for the consideration paid by the Corporation was determined to be June 27, 2007 rather than April 30, 2007.  Consequently, the measurement date is June 27, 2007 and the total purchase price paid has been calculated as follows:

	Number of Shares	U.S. $

Cash	-	$7,153,759
Promissory Notes [1]	-	4,693,073
Common Shares [2]	1,962,928	8,538,737
Finders Fee Common Shares	144,933	640,604
Transaction Costs	-	1,102,578

Purchase Price		22,128,751

[1]
The promissory notes are secured by Beanstream’s assets, bear interest at 8% per annum and are payable in two equal installments on June 30, 2008 and June 30, 2009.  The Corporation has the ability to prepay the promissory notes without penalty at its discretion.

[2]
The value of shares issued to complete the transaction was determined using the weighted average share price of approximately $4.35 per share for the Corporation’s stock for the period of five days prior to and following the measurement date of the acquisition .

7.	Acquisition of Beanstream (cont'd)

The purchase price was allocated as follows:

Cash	$3,989,336
Funds held for merchants	2,812,117
Accounts receivable, net	258,223
Prepaid expenses	79,124
Restricted cash	158,520
Accounts payable and accrued liabilities	(1,052,378)
Funds due to merchants	(2,812,117)
Amounts due to former shareholders of Beanstream [1]	(3,350,552)
Current portion of deferred revenue	(82,273)

Net working capital acquired [1]	-

Property and equipment	71,401

Net identifiable assets	71,401
Excess of purchase price unallocated [2]	22,057,350

$22,128,751

[1]
The arrangement agreement included a provision whereby the Corporation acquired Beanstream with a $NIL working capital (as defined in the arrangement agreement) balance.  Accordingly, the working capital acquired from Beanstream on June 30, 2007 included an accrual in the amount of $3,350,552 recognizing the excess working capital balance of Beanstream due to the former shareholders of Beanstream.

[2]
The excess of the purchase price over the values of the net assets acquired has been presented as “unallocated purchase price.” An independent valuation to determine the fair value of all identifiable assets and liabilities acquired as well as any goodwill arising from the acquisition was conducted during the second quarter of the Corporation’s 2008 fiscal year.  The Corporation’s management is currently evaluating a draft of the independent valuation report and expects the determination of the fair value to be finalized during the third quarter of the Corporation’s 2008 fiscal year.

On the statement of cash flows, the acquisition of Beanstream, net of cash acquired, is shown as a net cash outflow of $3,971,388 calculated as follows:

Cash consideration paid	$(7,153,759)
Beanstream cash acquired	6,801,453
Funds held for merchants (Note 4)	(2,812,117)
Transaction costs incurred [3]	(806,965)
Acquisition of Beanstream, net of cash acquired	$(3,971,388)

[3]
In addition to the $806,965 transaction costs paid, the Corporation incurred transaction costs of $86,368 that have been accrued at September 30, 2007 and $209,245 that were incurred and paid prior to March 31, 2007.

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

7.	Acquisition of Beanstream (cont'd)

	Three Months Ended September 30			Six Months Ended September 30

	2007	2006		2007	2006
	(actual)

REVENUE	$3,182,548	$2,729,207		$6,273,032	$5,544,471

COSTS AND EXPENSES
Cost of operations	1,676,825	1,688,655		3,472,956	3,391,145
Sales, general and administrative expenses	957,091	1,058,342		1,872,419	1,992,996
Amortization and depreciation	134,738	84,532		270,729	169,558

INCOME (LOSS) BEFORE OTHER (EXPENSES) INCOME AND INCOME TAXES	413,895	(102,322)		656,928	(9,228)

Foreign exchange loss	(410,872)	(1,117)		(427,096)	(4,630)
Other income (expenses), net	10,833	(2118)	`	21,241	385,715
Interest income	123,793	38,099		203,292	112,619
Interest expense	(112,180)	(89,188)		(221,233)	(178,286)

INCOME (LOSS) BEFORE INCOME TAXES	25,469	(156,646)		233,132	306,190

Income taxes	206,693	119,695		381,255	239,046

NET INCOME (LOSS)	$(181,223)	$(276,341)		$(148,123)	$67,144

EARNINGS (LOSS) PER SHARE
Basic	$(0.01)	$(0.02)		$(0.01)	$0.00
Diluted	$(0.01)	$(0.02)		$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	22,334,172	22,314,955		22,332,911	22,313,594
Diluted	22,334,172	22,314,955		22,332,911	22,313,594

8.	Industry and Geographic Segments

Based upon the way financial information is provided to the Corporation's Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Corporation reports its operations in three distinct operating segments, described as follows:

Transaction Payment Processing Operations ("TPP") involve financial payment processing, authentication and risk management services provided by Beanstream.  The services are accessible via the Internet and are offered in an application service provider (ASP) model.

Intellectual Property Licensing Operations ("IPL") involve licensing our intellectual property estate which includes four U.S. patents describing electronic check processing methods.

Check Processing/Software Licensing Operations ("CP/SL") involve electronic check authorization, electronic check conversion (ECC), primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.

Within these segments, performance is measured based on revenue, factoring in interest income and expenses and amortization and depreciation as well as earnings from operations before income taxes from each segment. There are no transactions between segments. The Corporation does not generally allocate corporate or centralized marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by the Corporation’s Chief Executive Officer, and therefore the Corporation has not disclosed asset information for each operating segment.

8.	Industry and Geographic Segments (cont'd)

Financial information for each reportable segment for the three and six months ended September 30, 2007 and 2006 was as follows:

Three Months Ended	TPP	IPL	CP/SL	Reconciling	Consolidated
September 30, 2007	Canada	U.S.	U.S.	Items	Total

Revenue	$1,709,875	$431,447	$1,041,226	$-	$3,182,548
Revenue: major customers (Note 3)	520,564	305,556	548,516	-	1,374,636
Cost of operations	790,962	231	885,632	-	1,676,825
Interest income	99,242	880	19,059	4,612 [1]	123,793
Interest expenses	-	-	(16,391)	(95,789)[2]	(112,180)
Amortization and depreciation	(5,318)	(41,731)	(85,380)	(2,309)[3]	(134,738)
Earnings (losses) from operations before income taxes	673,028	399,108	(42,622)	(1,004,044)[4]	25,470

Three Months Ended	TPP	IPL	CP/SL	Reconciling	Consolidated
September 30, 2006	Canada	U.S.	U.S.	Items	Total

Revenue	$-	$392,805	$1,257,868	$-	$1,650,673
Revenue: major customers (Note 3)	-	305,556	557,580	-	863,136
Cost of operations	-	193	1,219,283	-	1,219,476
Interest income	-	89,155	24,378	3,735 [1]	117,268
Interest expenses	-	-	(145)	(38)[2]	(183)
Amortization and depreciation	-	(40,976)	(37,883)	(460)[3]	(79,319)
Earnings (losses) from operations before income taxes	-	439,352	(120,287)	(733,918)[4]	(414,853)

Six Months Ended	TPP	IPL	CP/SL	Reconciling	Consolidated
September 30, 2007	Canada	U.S.	U.S.	Items	Total

Revenue	$1,709,875	$844,354	$2,084,035	$-	$4,638,264
Revenue: major customers (Note 3)	520,564	611,112	1,136,616	-	2,268,292
Cost of operations	790,962	893	1,909,531	-	2,701,386
Interest income	99,242	85,110	40,023	12,728 [1]	237,103
Interest expenses	-	-	(34,293)	(95,874)[2]	(130,167)
Amortization and depreciation	(5,318)	(83,325)	(168,501)	(4,110)[3]	(261,254)
Earnings (losses) from operations before income taxes	673,028	863,650	(235,706)	(1,519,467)[4]	(218,495)

Six Months Ended	TPP	IPL	CP/SL	Reconciling	Consolidated
September 30, 2006	Canada	U.S.	U.S.	Items	Total

Revenue	$-	$917,534	$2,528,687	$-	$3,446,221
Revenue: major customers (Note 3)	-	611,112	1,087,351	-	1,698,463
Cost of oeprations	-	337	2,484,205	-	2,484,542
Interest income	-	160,037	49,307	12,040 [1]	221,384
Interest expenses	-	-	(505)	(38)[2]	(543)
Amortization and depreciation	-	(81,692)	(76,370)	(1,069)[3]	(159,131)
Earnings (losses) from operations before income taxes	-	1,341,083	(339,150)	(1,207,018)[4]	(205,085)

[1]	Represents interest income included in the unallocated corporate or centralized marketing, general and administrative expenses.

[2]	Represents interest expense included in the unallocated corporate or centralized marketing, general and administrative expenses.

[3]	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.

[4]	Represents earnings (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

9.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles

These financial statements are prepared using Canadian generally accepted accounting principles (“CDN GAAP”) which do not differ materially from accounting principles generally accepted in the United States of America (“U.S. GAAP”) with respect to the accounting policies and disclosures in these financial statements except as set out below:

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

10.	Comprehensive loss

The components of comprehensive loss include the Corporation’s  net loss and the change in the cumulative translation adjustment related to the foreign currency translation of its subsidiary Beanstream.

	Three months ended September 30		Six months ended September 30
	2007	2006	2007	2006

Net loss	$(181,223)	$(419,053)	$(429,388)	$(235,131)
Change in cumulative translation adjustment	28,787	-	-	-
Total comprehensive loss	$(152,436)	$(419,053)	$(429,388)	$(235,131)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

LML Payment Systems Inc. is a financial payment processor.  Due to the acquisition of Beanstream, we now operate three separate lines of business:  transaction payment processing, intellectual property licensing and check processing/software licensing.

TPP Segment

Our Transaction Payment Processing Operations (“TPP”) involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 5,600 customers primarily in Canada.

IPL Segment

Our Intellectual Property Licensing Operations ("IPL") involve licensing our intellectual property estate which includes four U.S. patents describing electronic check processing methods.  When we provide clients licenses to our intellectual property estate, we typically earn revenue or other income from ongoing royalty fees and, in some cases, release fees for potential past infringement. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer this revenue and recognize the revenue ratably over the license term.

CP/SL Segment

Our Check Processing/Software Licensing Operations ("CP/SL") involve electronic check authorization, electronic check conversion (ECC), primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.  Our check processing services, which are provided in the United States, include check risk services such as electronic check authorization, electronic check processing services such as electronic check conversion and return check management such as traditional and electronic recovery services to retail clients.  When we provide check authorization and electronic check conversion services we typically earn revenue based upon the number of transactions we process through our data center. When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.

We also provide mainframe payment processing software modules and rights to use our patented intellectual property to retailers and other payment processors.When we provide mainframe based payment software modules to clients who are of sufficient size and possess the technical capability to process financial transactions in-house, or through their own data center, we typically earn revenue by way of a fixed software license fee.  In some instances we also earn revenue by way of royalties that are typically based upon a fixed sale price or on a usage or transaction basis. We provide our check processing and software licensing services from our office locations in Scottsdale, Arizona, and Wichita, Kansas.

Within these segments, performance is measured based on revenue, factoring in interest income and expenses and amortization and depreciation as well as earnings from operations before income taxes from each segment. There are no transactions between segments. We do not generally allocate corporate or centralized marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by our Chief Executive Officer, and therefore we have not disclosed asset information for each operating segment.

Acquisition of Beanstream Internet Commerce Inc.

On April 30, 2007, we entered into an arrangement agreement to acquire all of the outstanding capital stock of Beanstream , a leading provider of authentication and Internet payment processing solutions that is based in Victoria, British Columbia.  The transaction closed on June 30, 2007.  The purchase price originally agreed to in the arrangement agreement was approximately CDN$19.5 million (U.S.$18.3 million) consisting of CDN$7.6 million in cash (U.S.$7.1 million), CDN$5.0 million (U.S.$4.7 million) in two-year promissory notes and CDN$6.9 million (U.S.$6.5 million) in our common stock paid at closing.  Former Beanstream shareholders could also receive up to an additional CDN$2.0 million (U.S.$1.9 million) in our common stock if certain revenue milestones are reached by June 30, 2008.    Pursuant to the arrangement agreement, the Beanstream shareholders had an option to elect to accept our shares in lieu of a portion of the cash consideration.  The amount of the share-for-cash election was not known until June 27, 2007, therefore, the measurement date for the consideration that we paid was determined to be June 27, 2007 rather than April 30, 2007.  Consequently, the measurement date is June 27, 2007 and the total purchase price paid was U.S. $22,128,751.  The increase in purchase price from the U.S.$18.3 million above to the $22.1 million recorded was a result of changes in the Canadian/U.S. currency exchange rate and increases in the trading price of our common stock between April 30, 2007 and June 27, 2007, and also due to a finders fee and other transaction costs related to the acquisition.

We have included the accounts of Beanstream since we acquired them on June 30, 2007 in our consolidated balance sheet as of September 30, 2007 and our consolidated statements of operations and deficit and consolidated statements of cash flows for the three and six month periods ended September 30, 2007.

Results of Operations

Three Months Ended September 30, 2007 results compared to Three Months Ended September 30, 2006

Revenue

Total revenue for the three months ended September 30, 2007 was approximately $3.2 million, an increase of approximately 88.2% from total revenue of approximately $1.7 million for the three months ended September 30, 2006.  This increase is primarily attributable to an increase in revenue associated with the inclusion of revenue from our TPP segment for the first time commencing on July 1, 2007.

During the the three months ended September 30, 2007 revenue from and associated with our three largest customers amounted to approximately 43% as compared to approximately 52% for the three months ended September 30, 2006.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees and has been included in our second quarter results for the first time during the three months ended September 30, 2007 as a result of the acquisition of Beanstream on June 30, 2007. Transaction fees for the three months ended September 30, 2007 were approximately $1.4 million; the amortized portion of one-time set-up fees recognized was approximately $29,000 for the three months ended September 30, 2007; and monthly gateway fees for the three months ended September 30, 2007 were approximately $224,000.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $39,000, from approximately $393,000 for the three months ended September 30, 2006 to approximately $431,000 for the three months ended September 30, 2007.   The licensing revenue of approximately $431,000 consists of: (i) approximately $306,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $125,000 related to aggregate licenses providing running royalties and other paid-up license fees.

CP/SL Segment

CP/SL segment revenue for the three months ended September 30, 2007 was approximately $1.0 million, a decrease of approximately 23.1% from CP/SL segment revenue of approximately $1.3 million for the three months ended September 30, 2006.

Revenue from electronic check verification was approximately $86,000 for the three months ended September 30, 2007, a  decrease of approximately 57.6% from revenue from electronic check verification of approximately $203,000 for the three months ended September 30, 2006. This decrease is primarily attributable to the non-renewal of certain direct contracts with independent stores represented by Grocers Supply Company Inc. which previously accounted for approximately 28% of our revenue from electronic check verification.

Revenue from our primary check collections business decreased approximately 28.3% from approximately $198,000 for the three months ended September 30, 2006 to approximately $142,000 for the three months ended September 30, 2007. Revenue from our secondary check collections business decreased approximately 7.1% from approximately $608,000 for the three months ended September 30, 2006 to approximately $565,000 for the three months ended September 30, 2007.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $147,000 for the three months ended September 30, 2007, versus approximately $140,000 for the three months ended September 30, 2006.  We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Costs of operations

Costs of operations increased from approximately $1.2 million for the three months ended September 30, 2006, to approximately $1.7 million for the three months ended September 30, 2007, an increase of approximately 41.7%. The increase was primarily attributable to the inclusion of our TPP segment costs for the first time during the three months ended September 30, 2007.

TPP Segment

Costs of operations of our TPP segment consist of bank transaction fees, credit card processing fees, commissions and dataport/telecom costs. Costs of operations for the three months ended September 30, 2007 were approximately $791,000.

Costs of TPP revenue and gross profit for the three months ended September 30, 2007 were as follows:

	$	% of Revenue

Cost of TPP revenue	$791,000	46.5
Gross profit	918,000	53.5

CP/SL Segment

Costs of operations relating to our CP/SL segment consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. CP/SL costs were approximately $886,000 compared to approximately $1.2 million for the three months ended September 30, 2007 and 2006, respectively, a decrease in CP/SL costs of operation of approximately 26.2%. This decrease is primarily attributable to the cost savings associated with our combination of operations of our primary check collections business, previously located in Dallas, Texas, with our secondary check collections business located in Wichita, Kansas, which took place during the three months ended December 31, 2006.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses increased to approximately $957,000 from approximately $881,000 for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately $76,000 or approximately 8.6%. The increase in sales, general and administrative expense was primarily attributable to the inclusion of our TPP segment’s sales, general and administrative expenses of approximately $267,000 for the first time during the three months ended September 30, 2007. The increase in sales, general and administrative expenses was partially offset by a decrease of approximately $188,000 in stock-based compensation expense from approximately $302,000 for the three months ended September 30, 2006 to approximately $114,000 for the three months ended September 30, 2007.

Amortization and depreciation

Amortization and depreciation increased to approximately $135,000 from approximately $79,000 for the three months ended September 30, 2007 and 2006, respectively. The increase was primarily attributable to depreciation associated with the two IBM Mainframe purchases of approximately $1.1 million which took place in January 2007.

Foreign exchange loss

Foreign exchange loss increased to approximately $411,000 from approximately $1,000 for the three months ended September 30, 2007 and 2006, respectively. The increase in foreign exchange loss was primarily attributable to an unrealized foreign exchange loss of approximately $338,000 relating to the conversion of the Canadian dollar denominated two-year promissory notes into U.S. dollars at September 30, 2007 closing exchange rates. The U.S. dollar weakened by approximately 6.7% from the date we issued the two-year promissory notes to the September 30, 2007 date.

Other income (expenses), net

During the three months ended September 30, 2007, we had other income of approximately $11,000 compared to other expenses of approximately $2,000 for the three months ended September 30, 2006.  The other income of approximately $11,000 in the current period consists of the recognized current period portion of deferred other income from a certain standstill agreement contained in one of the license agreements entered into in April 2006.

Interest income

Interest income increased to approximately $124,000 from approximately $117,000 for the three months ended September 30, 2007 and 2006, respectively.  The increase in interest income was primarily attributable to the inclusion of our TPP segment’s interest income earned of approximately $99,000 for the first time during the three months ended September 30, 2007.

Interest expense

Interest expense increased to approximately $112,000 from nil for the three months ended September 30, 2007 and 2006, respectively.  The increase in interest expense was primarily attributable to interest accrued on the two-year promissory notes of approximately $96,000 for the three months ended September 30, 2007.

Income Taxes

Income taxes increased to approximately $207,000 from approximately $4,000 for the three months ended September 30, 2007 and 2006, respectively. The increase in income taxes was primarily attributable to a provision for income taxes in the amount of approximately $191,000 recorded for our TPP segment.

Net Loss

Net loss decreased approximately $238,000 from a net loss of approximately $419,000 for the three months ended September 30, 2006 to a net loss of approximately $181,000 for the three months ended September 30, 2007.   The decrease was primarily attributable to the inclusion of our TPP segment’s net income of approximately $482,000 for the first time during the three months ended September 30, 2007.

Basic and diluted loss per share were both approximately ($0.01) for the three months ended September 30, 2007, as compared to approximately ($0.02) for the three months ended September 30, 2006.

Six Months Ended September 30, 2007 results compared to Six Months Ended September 30, 2006

Revenue

Total revenue for the six months ended September 30, 2007 was approximately $4.6 million, an increase of approximately 35.3% from total revenue of approximately $3.4 million for the six months ended September 30, 2006.  This increase is primarily attributable to an increase in revenue associated with the inclusion of revenue from our TPP segment for the first time commencing on July 1, 2007.

Revenue from and associated with our three largest customers amounted to approximately 49% of total revenue for both the six months ended September 30, 2007 and the six months ended September 30, 2006.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees and have been included in our second quarter results for the first time during the six months ended September 30, 2007 as a result of the acquisition of Beanstream on June 30, 2007.  Transaction fees for the six months ended September 30, 2007 were approximately $1.4 million; recognized one-time set-up fees were approximately $29,000 for the six months ended September 30, 2007; and monthly gateway fees for the six months ended September 30, 2007 were approximately $224,000.

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $74,000, from approximately $918,000 for the six months ended September 30, 2006 to approximately $844,000 for the six months ended September 30, 2007.  The licensing revenue of approximately $844,000 consists of: (i) approximately $611,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $233,000 related to aggregate licenses providing running royalties and other paid-up license fees.

CP/SL Segment

CP/SL segment revenue for the six months ended September 30, 2007 was approximately $2.1 million, a decrease of approximately 16% from CP/SL segment revenue of approximately $2.5 million for the six months ended September 30, 2006.

Revenue from electronic check verification was approximately $190,000 for the six months ended September 30, 2007, a decrease of approximately 55.6% from revenue from electronic check verification of approximately $428,000 for the six months ended September 30, 2006. This decrease is primarily attributable to the non-renewal of certain direct contracts with independent stores represented by Grocers Supply Company Inc. which previously accounted for approximately 28% of our revenue from electronic check verification.

Revenue from our primary check collections business decreased approximately 23.8% from approximately $403,000 for the six months ended September 30, 2006 to approximately $307,000 for the six months ended September 30, 2007. Revenue from our secondary check collections business decreased approximately 7.7% from approximately $1.3 million for the six months ended September 30, 2006 to approximately $1.2 million for the six months ended September 30, 2007. The decrease in revenue from our secondary check collections business was primarily attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $222,000 for the six months ended September 30, 2007, versus approximately $205,000 for the six months ended September 30, 2006.  We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Costs of operations

Costs of operations increased from approximately $2.5 million for the six months ended September 30, 2006, to approximately $2.7 million for the six months ended September 30, 2007, an increase of approximately 8%. The increase was primarily attributable to the inclusion of our TPP segment’s costs for the first time during our six months ended September 30, 2007.

TPP Segment

Costs of operations of our TPP segment consist of bank transaction fees, credit card processing fees, commissions and dataport/telecom costs. Costs of operations for the six months ended September 30, 2007 were approximately $791,000.

CP/SL Segment

Costs of operations relating to our CP/SL segment consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. CP/SL costs were approximately $1.9 million compared to approximately $2.5 million for the three months ended September 30, 2007 and 2006, respectively, a decrease in CP/SL costs of operation of approximately 24%. This decrease is primarily attributable to the cost savings associated with our combination of operations of our primary check collections business, previously located in Dallas, Texas, with our secondary check collections business located in Wichita, Kansas, which took place during the three months ended December 31, 2006.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses remained unchanged at approximately $1.6 million for the six months ended September 30, 2007 and 2006. Sales, general and administrative expense included our TPP segment’s sales, general and administrative expenses of approximately $267,000 for the first time during our six months ended September 30, 2007. This increase in sales, general and administrative expenses was partially offset by a decrease of approximately $172,000 in stock-based compensation expense from approximately $426,000 for the six months ended September 30, 2006 to approximately $254,000 for the six months ended September 30, 2007.

Amortization and depreciation

Amortization and depreciation increased to approximately $261,000 from approximately $159,000 for the six months ended September 30, 2007 and 2006, respectively. The increase was primarily attributable to depreciation associated with the two IBM Mainframe purchases of approximately $1.1 million which took place in January 2007.

Foreign exchange loss

Foreign exchange loss increased to approximately $427,000 from approximately $5,000 for the six months ended September 30, 2007 and 2006, respectively. The increase in foreign exchange loss was primarily attributable to an unrealized foreign exchange loss of approximately $338,000 relating to the conversion of the Canadian dollar denominated two-year promissory notes into U.S. dollars at September 30, 2007 closing exchange rates. The U.S. dollar weakened by approximately 6.7% from the date we issued the two-year promissory notes to the September 30, 2007 date.

Other (expenses) income, net

During the six months ended September 30, 2007 we had other income of approximately $21,000 compared to other income of approximately $386,000 for the six months ended September 30, 2006.  The other income of approximately $21,000 in the current period consists of the recognized current period portion of deferred other income from a certain standstill agreement contained in one of the license agreements entered into in April 2006.  The other income of approximately $386,000 in the prior fiscal period consisted of approximately $377,000, net of legal fees, attributable to specific release provisions contained in two of the license agreements entered into in April, 2006 as well as approximately $22,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of these licenses.

Interest income

Interest income increased to approximately $237,000 from approximately $221,000 for the six months ended September 30, 2007 and 2006, respectively.  The increase in interest income was primarily attributable to the inclusion of our TPP segment’s interest income earned of approximately $99,000 for the first time during the second quarter of our six months ended September 30, 2007.

Interest expense

Interest expense increased to approximately $130,000 from approximately $1,000 for the six months ended September 30, 2007 and 2006, respectively.  The increase in interest expense was primarily attributable to interest accrued on the two-year promissory notes of approximately $96,000 for the six months ended September 30, 2007.

Income Taxes

Income taxes increased to approximately $211,000 from approximately $30,000 for the six months ended September 30, 2007 and 2006, respectively. The increase in income taxes was primarily attributable to a provision for income taxes in the amount of approximately $191,000 recorded for our TPP segment.

Net Loss

Net loss increased approximately $194,000 from a net loss of approximately $235,000 for the six months ended September 30, 2006 to a net loss of approximately $429,000 for the six months ended September 30, 2007.

Basic and diluted loss per share were both approximately ($0.02) for the six months ended September 30, 2007, as compared to approximately ($0.01) for the six months ended September 30, 2006.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $2.8 million in negative working capital as of September 30, 2007 compared to approximately $8.3 million in working capital as of March 31, 2007. The decrease of approximately $11.1 million was primarily attributable to our acquisition of Beanstream, completed on June 30, 2007. The purchase price included cash consideration of approximately $7.2 million and two-year promissory notes which were approximately $4.7 million on the closing date and were approximately $5.1 million at September 30, 2007, the increase primarily attributable to foreign currency exchange rate fluctuations. Our decrease in our September 30, 2007 working capital balance was primarily attributable to the cash consideration paid of approximately $7.2 million and the current portion of the two-year promissory notes totaling approximately $2.6 million. Cash used in operating activities was approximately $513,000 for the six months ended September 30, 2007, as compared to cash provided by operating activities of approximately $7.6 million for the six months ended September 30, 2006. The increase in cash used in operating activities was primarily attributable to consideration we received of approximately $16 million, less fees we paid Kirkland & Ellis of approximately $7.1 million under a special fee arrangement we have with them, resulting from the three settlement and license agreements we entered into during the six months ended September 30, 2006. Cash used in investing activities was approximately $4.1 million for the six months ended September 30, 2007 as compared to approximately $260,000 for the six months ended September 30, 2006, an increase in cash used in investing activities of approximately $3.8 million. The increase in cash used in investing activities was primarily attributable to the acquisition of Beanstream, net of cash acquired of approximately $4.0 million. Cash used in financing activities was approximately $100,000 for the six months ended September 30, 2007 as compared to cash provided by financing activities of approximately $41,000 for the six months ended September 30, 2006, an increase in cash used in financing activities of approximately $141,000. The increase in cash used in financing activities was primarily due to an increase in payments on capital leases of approximately $157,000 from approximately $20,000 for the six months ended September 30, 2006 to approximately $177,000 for the six months ended September 30, 2007.

We anticipate positive cash flows from our operating activities in fiscal 2008.

In light of our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor (as demonstrated by our acquisition of Beanstream), our long-term plans may include the potential to strategically acquire complementary businesses, products or technologies and may also include instituting actions against other entities who we believe are infringing our intellectual property.  We believe that existing cash and cash equivalent balances and potential cash flows from operations should satisfy our long-term cash requirements, however, we may elect to raise additional funds for these purposes, either through equity or debt financing, as appropriate.  There can be no assurance that such financing would be available on acceptable terms, if at all.

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2007. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959).

Contingencies

In addition to the legal matters as previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2007 until September 30, 2007, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959), except as follows:

Foreign Exchange Risk

The U.S. dollar is the functional currency of our operations since substantially all of our operations are conducted in U.S. currency.  As a result, when we are paying any obligation that is denominated in a foreign currency (including, for example, the Beanstream promissory notes), we must generate the amount of cash in U.S dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).  Given recent and unexpected fluctuations in the U.S./Canadian currency exchange rate, the amount owing on the Beanstream promissory notes has increased as of September 30, 2007 from approximately U.S. $4.7 million to approximately U.S. $5.0 million.  In addition, we have operations in Canada, which are denominated in local currency.  Accordingly, we are exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to shareholders’ equity until realized.  Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar might have a material adverse effect on our results of operations and financial condition.

ITEM 4.                      CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q.

On June 30, 2007, the Corporation acquired Beanstream. Commencing July 1, 2007, the results of operations and cash flows of Beanstream are included in the consolidated financial statements of the Corporation.  We are in the process of implementing our internal controls over financial reporting for the acquired business and thus have not yet completed an assessment of their effectiveness.  As of and for the period ending September 30, 2007, Beanstream represented 26% of our total assets, 62% of our total liabilities and 54% of our net operating revenue in our consolidated financial statements.

Based on their evaluation (and excluding Beanstream from management's assessment), our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting, other than the implementation of the following:

•	certain additional computer system log reviews at head office over reports generated by the Beanstream systems
•	segregation of duties in certain Beanstream accounting processes
•	implementation of head office disbursement authorization policies over disbursements initiated at Beanstream

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

ITEM 1A. RISK FACTORS

The following risk factors contain changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959) and should be reviewed together with risk factors set forth in such annual report. The changes may be deemed material.

Currency Exchange Rate Fluctuations Could Adversely Affect our Financial Results

Fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition, as well as the value of our foreign assets, which, in turn, may adversely affect reported earnings or losses and the comparability of period-to-period results of operations, with the exception of the newly acquired subsidiary Beanstream. The U.S. dollar is the functional currency of our operations since substantially all of our operations are conducted in U.S. currency.  As a result, when we are paying any obligation that is denominated in a foreign currency (including, for example, the Beanstream promissory notes), we must generate the amount of cash in U.S dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).  Given recent and unexpected fluctuations in the U.S./Canadian currency exchange rate, the amount owing on the Beanstream promissory notes has increased as of September 30, 2007 from approximately U.S. $4.7 million to approximately U.S. $5.1 million.  We can not predict the impact, if any, that further fluctuations in the U.S./Canadian currency exchange rate between now and the date the first promissory note payment is due might have on our ability to pay the cash portion of the first promissory note.  In addition, further significant changes in the U.S./Canadian currency exchange rate could have a significant adverse impact on our current liquidity and capital resources and could also have an adverse impact on our profitability and results of operations for our fiscal year ending March 31, 2008.

Excessive chargeback losses could significantly affect our results of operations and liquidity.

Our agreements with our sponsoring banks require us to assume and compensate the banks for bearing the risk of “chargeback” losses. Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed.  This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor.  In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder.  If we are unable to collect this amount from the merchant’s account, or if the merchant refuses or is unable to reimburse us for the chargeback due to merchant fraud, insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholders.  In addition, if we are unable to recover these chargeback amounts from merchants, having to pay the aggregate of any such amounts would significantly affect our results of operations and liquidity.

Merchant fraud with respect to Internet-based bankcard and EFT transactions could cause us to incur significant losses.

We significantly rely on the processing revenue derived from bankcard and EFT transactions.  If any merchants were to submit or process unauthorized or fraudulent bankcard or EFT transactions, depending on the dollar amount, we could incur significant losses which could have a material adverse effect on our business and results of operations.

Despite a history of managing such risk, we cannot guarantee that our systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur.  We do not have insurance to protect us from these losses.  There is no assurance that our chargeback reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur.  Accordingly, should we experience such fraudulent activity and such losses, our results of operations could be immediately and materially adversely affected.

Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.

Our TPP segment distributes its service offerings primarily through outside sales distribution partners and its revenues are derived predominantly through these relationships.

We intend to continue to market and distribute our current and future products and services through existing and other relationships both in and outside of Canada. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues, our failure to establish additional distribution or sales and marketing alliances, changes in the industry that render third party distribution networks obsolete, termination of relationships with significant distributors or marketing partners would have a material adverse effect on our business, operating results and financial condition. In addition, we may be required to pay higher commission rates in order to maintain loyalty among our third-party distribution partners, which may have a material adverse impact on our profitability.

Distributors and other sales and marketing partners may become our competitors with respect to the products they distribute either by developing a competitive product themselves or by distributing a competitive offering.

Our Reliance on Suppliers and Vendors Could Adversely Affect Our Ability to Provide Our Services and Products to Our Clients on a Timely and Cost-Efficient Basis.

We rely to a substantial extent on third parties to provide some of our software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. For example, our TPP segment requires the services of third-party payment processors. If any of these processors cease to allow us to access their processing platforms, our ability to process credit card payments would be severely impacted.

Our reliance on outside vendors and service providers also subjects us to other risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components.

In addition, our business is materially dependent on services provided by various telecommunications providers. A significant interruption in telecommunications services including, without limitation, a power loss, could seriously harm our business.

From time to time, we must also rely upon third parties to develop and introduce components and products to enable us, in turn, to develop new products and product enhancements on a timely and cost-effective basis. We may not be able to obtain access, in a timely manner, to third-party products and development services necessary to enable us to develop and introduce new and enhanced products. We may not be able to obtain third-party products and development services on commercially reasonable terms and we may not be able to replace third-party products in the event such products become unavailable, obsolete or incompatible with future versions of our products.

The Demand for Our Transaction Payment Processing Products and Services Could Be Negatively Affected by Reduced Growth of e-Commerce or Delays in the Development of the Internet Infrastructure.

We depend on the growing use and acceptance of the Internet by merchants and customers in Canada and the United States as a means to grow our business. We cannot be certain that acceptance and use of the Internet will continue to grow or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

It is also possible that continued growth in the number of Internet users and the use of the Internet generally, may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect on the Internet and correspondingly on our business. These factors would adversely affect usage of the Internet, and lower demand for our products and services.

We Could Be Subject to Liability as a Result of Security Breaches, Service Interruptions by Cyber Terrorists or Fraudulent or Illegal Use of Our Services.

Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers and social security numbers, and because we are a link in the chain of e-commerce, security breaches, service interruptions and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and monetary damages. Cyber terrorists have periodically interrupted, and may continue to interrupt, our payment gateway services in attempts to extort payments from us or disrupt commerce. Our payment gateway services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft or merchant fraud. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants to lose confidence in our services in particular, or in Internet systems generally, our business could suffer.

In addition, the storage and transmission of confidential personal data, coupled with the large volume of payments that we handle for our clients, makes us vulnerable to third-party or employee fraud or other internal security breaches. Further, we may be required to expend significant capital and other resources to protect against security breaches and fraud to address any problems they may cause.

Our business may also be susceptible to potentially illegal or improper uses. These uses may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot ensure that these measures will succeed. In addition, regulations under the USA Patriot Act may require us to revise the procedures we use to comply with the various anti-money laundering and financial services laws. Our business could suffer if clients use our system for illegal or improper purposes or if the costs of complying with regulatory requirements increase significantly.

We believe our TPP segment is compliant with the Payment Card Industry’s (PCI) Security Standard which incorporates Visa’s Cardholder Information Security Program (CISP) and MasterCard’s Site Data Protection (SDP) standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system.

We have expended, and may be required to continue to expend, significant capital resources to protect against security breaches, service interruptions and fraud schemes. Our security measures may not prevent security breaches, service interruptions and fraud schemes and the failure to do so may disrupt our business, damage our reputation and expose us to risk of loss or litigation and possible monetary damages.

Changes to Credit Card Association and ACH Rules or Practices Could Adversely Impact Our Business.

Our TPP segment’s credit card payment gateway does not directly access the credit card associations. As a result, we must rely on banks and their credit card processing providers to process our transactions. Nevertheless, as a payment gateway we must comply with the operating rules of the credit card associations. The associations’ member banks set these rules and the associations interpret them. Some of those member banks compete with the business of our TPP segment. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, resulting in our inability to give customers the option of using credit cards to fund their payments. If we were unable to provide a gateway for credit card transactions, our TPP segment would be materially and adversely affected.

In December 2004, the Payment Card Industry (PCI) Data Security Standard was created by major credit card companies to safeguard customer information. Visa, MasterCard, American Express, and other credit card associations mandate that merchants and service providers meet certain minimum standards of security when they store, process and transmit cardholder data. Our TPP segment must comply with this standard in order to continue as an Internet payment gateway. Changes to this standard may require us to invest significant resources in engineering and hardware in order to comply.

The Success of Our Business Strategy Is Dependent on Our Ability to Further Penetrate into the Transaction Payment Processing Market and to Expand into New or Complementary Markets.

As part of our business strategy, we are seeking to further penetrate into the transaction payment processing market and to expand our business into new markets or markets that are complementary to our existing TPP segment operations. If we are not able to successfully expand our penetration into our existing transaction payment processing market or into new or complementary markets, our financial results and future prospects may be harmed. Our ability to increase market penetration and enter new or complementary markets depends on a number of factors, including:

•	growth in our existing and targeted markets;
•	our ability to provide products and services to address the needs of those markets; and
•	competition in those markets.

We Face Competition from a Broad and Increasing Range of Vendors.

The market for products and services offered to participants in online transactions is highly competitive and subject to rapid change. This market is fragmented, and a number of companies offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in the market in which we compete, which will result in the entrance of new or the creation of bigger competitors in the future. For example, in October 2005, VeriSign, Inc. announced that PayPal, Inc., a wholly-owned subsidiary of eBay, Inc., agreed to acquire VeriSign’s payment gateway business and to form a strategic alliance with VeriSign, Inc. for online commerce and security. In addition, in June 2006 Google, Inc. announced Google Checkout, a new payment service that may compete with us. We face potential competition from several providers of online payment processing services, including CyberSource Corporation, Plug & Pay Technologies, Inc., PayPal, Inc., Google, Inc. and LinkPoint International, Inc., a subsidiary of First Data Corporation.  In addition, other companies, including financial services, credit card and payment processing companies compete with us or may enter the market and provide competing services.

Because competitors can penetrate one or more of our markets, we anticipate additional competition from other established and new companies. In addition, competition may intensify as competitors establish cooperative relationships among themselves or alliances with others.

Many of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in client requirements, or may be able to devote greater resources to the promotion and sale of their products and services. In addition, in order to meet client requirements, we must often work cooperatively with companies that are, in other circumstances, competitors. The need for us to work cooperatively with such companies may limit our ability to compete aggressively with those companies in other circumstances.

If We Do Not Continue to Enhance Our Existing Products and Services, and Develop or Acquire New Ones, We Will Not Be Able to Compete Effectively.

The industries in which we do business or intend to do business have been changing rapidly as a result of increasing competition, technological advances, regulatory changes and evolving industry practices and standards, and we expect these changes will continue. Current and potential clients have also experienced significant changes as the result of competition and economic conditions. In addition, the business practices and technical requirements of our clients are subject to changes that may require modifications to our products and services. In order to remain competitive and successfully address the evolving needs of our clients, we must commit a significant portion of our resources to:

•	identify and anticipate emerging technological and market trends affecting the markets in which we do business;
•	enhance our current products and services in order to increase their functionality, features and cost-effectiveness to clients that are seeking to control costs and to meet regulatory requirements;
•	develop or acquire new products and services that meet emerging client needs, such as products and services for the online market;
•	modify our products and services in response to changing business practices and technical requirements of our clients, as well as to new regulatory requirements;
•	integrate our current and future products with third-party products; and
•	create and maintain interfaces to changing client and third party systems.

We must achieve these goals in a timely and cost-effective manner and successfully market our new and enhanced products and services to clients.  If we are unable to expand or appropriately enhance or modify our products and services quickly and efficiently, our business and operating results will be adversely affected.

We and Our Clients Must Comply with Complex and Changing Laws and Regulations.

Government regulation influences our activities and the activities of our current and prospective clients, as well as our clients’ expectations and needs in relation to our products and services. Businesses that handle consumers’ funds, such as our TPP segment, are subject to numerous state and federal regulations, including those related to banking, credit cards, electronic transactions and communication, escrow, fair credit reporting, privacy of financial records, internet gambling and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as taxes, pricing, content and distribution. If applied to us, any of the foregoing rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statutes may result in severe penalties or restrictions on our ability to engage in e-commerce, which could have a material adverse effect on our business.

Privacy legislation, including the Gramm-Leach-Bliley Act and regulations thereunder, as well as state laws may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection.

Consumer protection laws in the areas of privacy, credit and financial transactions have been evolving rapidly at the state, federal and international levels. As the electronic transmission, processing and storage of financial information regarding consumers continues to grow and develop, it is likely that more stringent consumer protection laws may impose additional burdens on companies involved in such transactions including, without limitation, notification of unauthorized disclosure of personal information of individuals. Uncertainty and new laws and regulations, as well as the application of existing laws, could limit our ability to operate in our markets, expose us to compliance costs, fines, penalties and substantial liability, and result in costly and time-consuming litigation.

Furthermore, the growth and development of the market for e-commerce may prompt more stringent consumer protection laws that may impose additional regulatory burdens on companies that provide services to online businesses. The adoption of additional laws or regulations, or taxation requirements may affect the ability to offer, or cost effectiveness of offering, goods or services online, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

The Securities and Exchange Commission and the National Association of Securities Dealers, Inc. have also enacted regulations affecting our corporate governance, securities disclosure and compliance practices. We expect these regulations to increase our compliance costs and require additional time and attention. If we fail to comply with any of these regulations, we could be subject to legal actions by regulatory authorities or private parties.

Our Quarterly Operating Results May Fluctuate.

Our operating results may fluctuate in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated revenue growth and many of our operating expenses are relatively fixed in the short-term. Our revenue model is based largely on recurring revenues, billed monthly, predominately derived from growth in customers and the numbers of transactions processed within a monthly billing period. The number of transactions processed is affected by many factors, several of which are beyond our control, including general consumer trends and holiday shopping in the fourth quarter of the year.

If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically. Our common stock price could also fall dramatically if investors or public market analysts reduce their estimates of our future quarterly operating results, whether as a result of information we disclose, or based on industry, market or economic trends, or other factors.

Our operating results may also fluctuate in the future due to a variety of other factors, including:

•	how well we execute on our strategy and operating plans;
•
changes in the number of transactions we process for our customers, including as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	changes in our pricing policies or those of our competitors;
•	relative rates of acquisition of new customers and the loss of existing customers;
•	delays in the introduction of new or enhanced services, software and related products by us or our competitors or market acceptance of these products and services;
•	the impact of external factors or events, such as war, cyber terrorism or other acts of terrorism

Our quarterly results may also vary due to the timing and extent of restructuring, and impairment and other charges that may occur in a given quarter.

Our quarterly results may be affected by new changes in accounting rules, such as the requirement to record share-based compensation expense for employee stock option grants made at fair market value.

As a result of these factors, we believe that our quarterly results are not predictable with any significant degree of certainty, and quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. You should not rely on our quarterly results of operations to predict our future performance.

Our Business May Be Harmed by Errors in Our Software.

The software that we develop and use in providing our transaction payment processing is extremely complex and contains hundreds of thousands of lines of computer code. Large, complex software systems such as ours are susceptible to errors. The difficulty of preventing and detecting errors in our software is compounded by the fact that we maintain multiple versions of our systems to meet the differing requirements of our major clients, and must implement frequent modifications to these systems in response to these clients’ evolving business policies and technical requirements. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release. As a result, we have from time to time discovered, and may likely in the future discover, errors in software that we have put into use. Because of the complexity of our systems and the large volume of transactions they process on a daily basis, we sometimes have not detected software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing clients that utilize our products and services to fail to comply with their intended business policies, or to fail to comply with legal, credit card, and banking requirements, such as those under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, NACHA rules, MasterCard’s Site Data Protection (SDP) Standard, Visa’s Cardholder Information Security Program (CISP) and Payment Card Industry’s (PCI) Data Security Standard.

Such errors can harm our business in several ways, including the following:

•	we may suffer a loss of revenue if, due to software errors, we are temporarily unable to provide products or services to our merchant customers;
•	we may not be paid for the products or services provided to a client that contain errors, or we may be liable for losses or damages sustained by a customer as a result of such errors;
•	we may incur additional unexpected expenses to correct errors in our software, or to fund product development projects that we may undertake to minimize the occurrences of such errors in the future;
•	we may damage our relationships with clients or suffer a loss of reputation within our industry;
•	we may become subject to litigation or regulatory scrutiny; and
•	our customers may terminate or fail to renew their agreements with us or reduce the products and services they purchase from us.

Our errors and omissions insurance may not adequately compensate us for losses that may occur due to software errors. It is also possible that such insurance might cease to be available to us on commercially reasonable terms or at all.

Our Initiatives to Improve Our Software Design and Development Processes May Not Be Successful.

The development of our products has, in some cases, extended over a period of more than ten years. This incremental development process has resulted in systems which are extremely complex. Systems of the size and complexity of ours are inherently difficult to modify and maintain. We have implemented and are also evaluating changes in our product development, testing and control processes to improve the accuracy and timeliness of modifications that we make to our software, including the frequent modifications that we must make in response to changes in the business policies and technical requirements of our clients. We believe that our initiatives to implement new product architecture and to improve our product development, testing and control processes will be important to our future competitive position and success. If we are not successful in carrying out these initiatives on a timely basis or in a manner that is acceptable to our clients, our business and future prospects could be harmed.

Changes in Management Could Affect Our Ability to Operate Our Business.

Our future success will depend to a significant degree on the skills, experience and efforts of our executive officers. The loss of any of our executive officers could impair our ability to successfully manage our current business or implement our planned business objectives and our future operations may be adversely affected.

We Face Significant Competition for a Limited Supply of Qualified Software Engineers, Consultants and Sales and Marketing Personnel.

Our business depends on the services of skilled software engineers who can develop, maintain and enhance our products, consultants who can undertake complex client projects and sales and marketing personnel. In general, only highly qualified, highly educated personnel have the training and skills necessary to perform these tasks successfully. In order to maintain the competitiveness of our products and services and to meet client requirements, we need to attract, motivate and retain a significant number of software engineers, consultants and sales and marketing personnel. Qualified personnel such as these are in short supply and we face significant competition for these employees, from not only our competitors but also clients and other enterprises. Other employers may offer software engineers, consultants and sales and marketing personnel significantly greater compensation and benefits or more attractive career paths than we are able to offer. Any failure on our part to hire, train and retain a sufficient number of qualified personnel would seriously damage our business.

Our Business Could Require Additional Financing.

Our future business activities, the development or acquisition of new or enhanced products and services, the acquisition of additional computer and network equipment, the costs of compliance with government regulations and future expansions including acquisitions will require us to make significant capital expenditures. If our available cash resources prove to be insufficient, because of unanticipated expenses, previous acquisitions, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing for any reason, our existing stockholders may experience dilution in their investments. If we obtain debt financing, our business could become subject to restrictions that affect our operations or increase the level of risk in our business. It is also possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.

We May Not Be Able to Successfully Manage Operational Changes.

Over the last several years, our operations have experienced rapid growth in some areas and significant restructurings and cutbacks in others. These changes have created significant demands on our executive, operational, development and financial personnel and other resources. If we achieve future growth in our business, or if we are forced to make additional restructurings, we may further strain our management, financial and other resources. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to continue to improve our operational and financial controls and reporting systems. We cannot ensure that we will be able to successfully manage the future changes in our business.

ITEM 4.                      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Corporation’s Annual General Meeting of Shareholders was held August 8, 2007 (the “Meeting”).  There were 20,207,094 common shares of the Corporation entitled to vote at the Meeting, of which a total of 7,734,523 (38.28%) were represented at the Meeting either in person or by proxy.

The following summarizes the results of the voting regarding the proposals which were adopted at the Meeting:

1.
Proposal to elect Patrick H. Gaines, Gregory A. MacRae, L. William Seidman and Jacqueline Pace for terms expiring at the Annual General Meeting of Shareholders in 2008, as described in the Corporation’s Information Circular and Proxy Statement for the Meeting.

DIRECTORS	VOTES FOR	VOTES WITHHELD

Patrick H. Gaines	7,621,886	112,137
Greg A. MacRae	7,630,663	103,360
L. William Seidman	7,629,200	104,823
Jacqueline Pace	7,641,760	92,263

2.	Proposal to ratify the appointment of Grant Thornton LLP as the Corporation’s independent auditor until the Annual General Meeting of Shareholders in 2008.

VOTES FOR	VOTES WITHHELD	INVALID

7,657,120	60,030	16,873

3.	Proposal to amend the Corporation’s 1996 Stock Option Plan to increase the number of common share purchase options granted or to be granted thereunder by 3,000,000 common shares.

VOTES FOR	VOTES AGAINST	INVALID

6,686,980	972,155	74,888

4.	Proposal to amend the Corporation’s 1998 Stock Incentive Plan to increase the number of common share purchase options granted or to be granted thereunder by 3,000,000 common shares.

VOTES FOR	VOTES AGAINST	INVALID

6,576,764	1,095,543	61,716

5.
Proposal to amend Section 8.05 of the Corporation’s By-Laws to clarify the requirements with respect to the registration of transfers of the Corporation’s shares for which a certificate has not been issued.

VOTES FOR	VOTES AGAINST	INVALID

7,590,380	86,310	57,333

ITEM 6.                      EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 0-13959)).

3.2*	Bylaws of LML, as amended.

10.1*	Employment agreement between Beanstream Internet Commerce Inc. and Craig Thomson dated December 1, 2006

10.2*	Amending employment agreement between Beanstream Internet Commerce Inc., LML Payment Systems Inc., and Craig Thomson dated June 29,2007

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

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

November 9, 2007