Form 10-Q
period 2007-12-31
LML PAYMENT SYSTEMS INC
filed 2008-02-08
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

OR

[]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant's Common Stock outstanding as of February 1, 2008, was 22,341,832.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)
	December 31, 2007	March 31, 2007

ASSETS
Current Assets
Cash and cash equivalents (Note 4)	$2,458,386	$10,163,008
Funds held for merchants (Note 4)	8,376,377	-
Restricted cash	250,000	250,000
Accounts receivable, less allowances of $23,388 and $23,388, respectively	623,436	330,055
Prepaid expenses	358,657	405,213
Total Current Assets	12,066,856	11,148,276

Property and equipment, net	1,281,054	1,362,003
Patents, net	829,411	943,985
Restricted cash	159,088	-
Other assets	23,620	224,263
Goodwill (Note 5)	15,903,077	-
Intangible assets, net (Note 5)	5,824,425	-

TOTAL ASSETS	$36,087,531	$13,678,527

LIABILITIES
Current Liabilities
Accounts payable	$691,745	$659,111
Accrued compensation	182,382	165,703
Other accrued liabilities	590,493	143,974
Corporate taxes payable	464,871	-
Funds due to merchants (Note 4)	8,376,377	-
Current portion of obligations under capital lease	378,850	360,179
Current portion of promissory notes (Note 8)	2,723,760	-
Current portion of deferred revenue	1,427,644	1,531,260
Total Current Liabilities	14,836,122	2,860,227

Obligations under capital lease	440,123	726,806
Promissory notes (Note 8)	2,522,000	-
Deferred revenue	4,925,317	5,859,628

TOTAL LIABILITIES	$22,723,562	$9,446,661

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 22,341,832 and 20,207,094 shares issued and outstanding, respectively	42,031,147	32,774,368

Accumulated other comprehensive income	26,232	-
Contributed surplus	3,949,821	3,443,292
Deficit	(32,643,231)	(31,985,794)
Total Shareholders' Equity	13,363,969	4,231,866

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,087,531	$13,678,527

See accompanying notes to the unaudited consolidated financial statements.
Commitments and contingencies (Note 7)

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31

	2007	2006	2007	2006

REVENUE	$3,397,810	$1,516,415	$8,036,074	$4,962,636

COSTS AND EXPENSES
Cost of operations	1,973,395	1,236,984	4,795,816	3,721,526
Sales, general and administrative expenses (includes stock-based compensation expense of $241,829 for three months ended December 31, 2007 (three months ended December 31, 2006 - $262,183) and $495,344 for nine months ended December 31, 2007 (nine months ended December 31, 2006 - $688,042))	1,069,424	726,072	2,543,590	2,335,630
Amortization and depreciation	382,617	72,251	643,870	231,382
(LOSS) INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	(27,626)	(518,892)	52,798	(1,325,902)

Foreign exchange gain (loss)	562	1,707	(426,535)	(2,923)
Other income (expenses), net	9,084	(526.702)	30,326	(140,988)
Interest income	110,691	124,065	347,794	345,448
Interest expense	(116,788)	(38)	(246,955)	(580)
(LOSS) INCOME BEFORE INCOME TAXES	(24,077)	(919,860)	(242,572)	(1,124,945)

Income taxes - current	203,972	4,200	414,865	34,246

NET LOSS	(228,049)	(924,060)	(657,437)	(1,159,191)

DEFICIT, beginning of period	(32,415,182)	(31,148,062)	(31,985,794)	(30,912,931)

DEFICIT, end of period	(32,643,231)	(32,072,122)	(32,643,231)	(32,072,122)

LOSS PER SHARE, basic and diluted	(0.01)	(0.05)	(0.03)	(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	22,341,280	20,207,094	21,814,759	20,206,189
Diluted	22,341,280	20,207,094	21,814,759	20,206,189

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31

	2007	2006	2007	2006
Operating Activities:
Net Loss	$(228,049)	$(924,060)	$(657,437)	$(1,159,191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for losses on accounts receivable	-	-	-	24,464
Amortization and depreciation	382,616	72,251	643,870	231,382
Stock-based compensation	241,829	262,183	495,344	688,042
Stock-based compensation – future income taxes	-	-	11,185	21,646
Unrealized foreign exchange loss	17,242	-	355,118	-
Other	-	(3,000)	(1,700)	(3,000)

Changes in operating assets and liabilities
Accounts receivable	175,271	68,099	(15,645)	(18,306)
Prepaid expenses	14,862	71,437	131,494	103,545
Other assets	(263)	540,787	(8,753)	540,787
Accounts payable and accrued liabilities	(264,932)	(36,580)	(625,169)	(509,733)
Corporate taxes payable	327,881	-	454,799	-
Deferred revenue	(414,804)	(293,571)	(1,044,079)	7,431,693
Net cash provided by (used in) operating activities	251,653	(242,454)	(260,973)	7,351,329

Investing Activities:
Other assets	-	(407,299)	-	(640,787)
Acquisition of Beanstream, net of cash acquired (Note 8)	(3,403,680)	-	(7,375,068)	-
Acquisition of property and equipment	(6,723)	(54,183)	(113,646)	(79,647)
Proceeds from disposal of equipment	-	3,000	1,700	3,000
Development of patents	(2,066)	(4,895)	(10,004)	(6,147)
Net cash (used in) investing activities	(3,412,469)	(463,377)	(7,497,018)	(723,581)

Financing Activities:
Payments on capital leases	(91,509)	(658)	(268,583)	(21,009)
Payments on long-term borrowing	-	-	-	(2,773)
Proceeds from exercise of stock options	-	-	77,438	64,350
Net cash (used in) provided by financing activities	(91,509)	(658)	(191,145)	40,568

Effects of foreign exchange rate changes on cash and cash equivalents	(59,272)	-	244,514	-

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,311,597)	(706,489)	(7,704,622)	6,668,316

Cash and cash equivalents, beginning of period	5,769,983	11,066,437	10,163,008	3,691,632

Cash and cash equivalents, end of period	2,458,386	10,359,948	2,458,386	10,359,948

Supplemental disclosure of cash flow information
Interest paid	116,788	38	246,955	580
Taxes paid	203,972	4,200	403,680	12,600

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation

The consolidated balance sheet as of December 31, 2007, the consolidated statements of operations and deficit for the three and nine months ended December 31, 2007 and 2006, and the consolidated statements of cash flows for the three and nine months ended December 31, 2007 and 2006, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2007, was derived from audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”) *

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.

* Effective June 30, 2007, the Corporation completed the acquisition of Beanstream. The consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations and deficit and the consolidated statements of cash flows for the three and nine months ended December 31, 2007 include the accounts of Beanstream since its acquisition by the Corporation on June 30, 2007.

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

Carrying value and fair value of financial assets and liabilities as at December 31, 2007 are summarized as follows:

	Carrying Value	Fair Value

Held-for-trading	$11,243,851	$11,243,851
Loans and receivables	623,436	623,436
Held-to-maturity	-	-
Available-for-sale	-	-
Other liabilities	16,370,601	16,370,601

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

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (March 31, 2007 - $250,000) against charge back losses.  Non-current restricted cash represents funds held by First Data Loan Company as security for the Corporation’s merchant accounts.  The funds of $159,088 held by First Data Loan Company bear interest at the rate of prime minus 3% and have no specific terms of re-payment.

b)	Concentration of credit risk

During the three months ended December 31, 2007, revenue from the Corporation’s two largest customers amounted to approximately 34% of total revenue (December 31, 2006 - 34%).  Revenue from these customers amounted to approximately $1,191,119 (December 31, 2006 - $512,628).  During the nine months ended December 31, 2007, revenue from the Corporation’s three largest customers amounted to approximately 47% of total revenue (December 31, 2006 - 51%).  Revenue from these customers amounted to approximately $3,764,968 (December 31, 2006 - $2,516,647).  The Corporation is economically dependent on revenue from these customers.

Subsequent to the three and nine months ended December 31, 2007, the Corporation entered into various contractual arrangements to purchase $750,000 Canadian at a pre-determined foreign exchange rate with an execution date between June 16 to June 27, 2008.

4.	Cash and cash equivalents and funds held for /due merchants

Cash and cash equivalents

At December 31, 2007, the Corporation held $2,458,386 (March 31, 2007: $10,163,008) in cash and cash equivalents.  Included in this balance is $1.1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution.  As this continuing collateral security relates to Beanstream’s operations, there was no such amount before the acquisition of Beanstream.

Funds held for/due to merchants

At December 31, 2007, Beanstream was holding funds due to merchants in the amount of $8,376,377.    The funds held for/due to merchants are comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;

•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and

•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

5.	Goodwill and Acquired Intangible Assets

During the three months ended December 31, 2007, the Corporation’s management concluded its review of the independent valuation report and has recorded goodwill of $15,903,077 and intangible assets of $6,072,000 in connection with the acquisition of Beanstream.  Acquired intangible assets related to the acquisition of Beanstream include partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years.  The existing technology is amortized over five years.  Trade names are not amortized.

The components of acquired intangible asses are as follows:

	December 31, 2007			March 31, 2007

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$46,400	$881,600	$-	$-	$-
Merchant contracts	2,963,500	148,175	2,815,325	-	-	-
Existing technology	530,000	53,000	477,000	-	-	-
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500	-	-	-
	$6,072,000	$247,575	$5,824,425	$-	$-	$-

Amortization expense for intangible assets totaled $247,575 for the three and nine months ended December 31, 2007 (December 31, 2006 - $0)

6.	Stock-based compensation

The Corporation accounts for all stock options issued during the period based on their fair value as required by the CICA Section 3870 which corresponds to the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” (see Note 10), which also corresponds to CICA Section 3870.  Prior to the adoption of this accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

6.	Stock-based compensation (cont'd)

During the three month period ended December 31, 2007, the Corporation granted 950,000 stock options under the Corporation’s 1996 Stock Option Plan and 130,000 stock options under the 1998 Stock Incentive Plan (25,000 stock options were granted under the Corporation’s 1996 Stock Option Plan and 50,000 stock options under the 1998 Stock Incentive Plan during the three month period ended September 30, 2007; no stock options were granted during the three month period ended June 30, 2007).  The weighted average grant date fair value for the stock options granted during the three month period ended December 31, 2007 is $1.82 per stock option ($1.47 per stock option for stock options granted during the three month period ended September 30, 2007). The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $241,829 for the three months ended December 31, 2007 and $495,344 for the nine months ended December 31, 2007. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 4.1% and 4.5%;

Expected volatility of 55.3% and 54.3%;

Expected life of the stock options of 4 years; and

No dividend yields.

During the three month period ended December 31, 2006, the Corporation granted 585,000 stock options under the Corporation’s 1998 Stock Incentive Plan (125,000 stock options were granted under the Corporation’s 1996 Stock Option Plan and 50,000 stock options under the 1998 Stock Incentive Plan during the three month period ended September 30, 2006; no stock options were granted during the three month period ended June 30, 2006).  The weighted average grant date fair value for the stock options granted during the three month period ended December 31, 2006 is $1.46 per stock option ($1.82 per stock option for stock options granted during the three month period ended September 30, 2006). The total fair value of stock-based compensation is amortized over the vesting period resulting in stock-based compensation expense of $262,183 for the three months ended December 31, 2006 and $688,042 for the nine months ended December 31, 2006. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 3.84% and 4.42%;

Expected volatility of 60.2% and 60.8%;

Expected life of the stock options of 4 years; and

No dividend yields.

7.	Commitments and Contingencies

All commitments and contingencies remain unchanged from the Corporation’s audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 except as noted below:

During the prior fiscal year ended March 31, 2006, a former employee of a subsidiary of the Corporation filed a complaint against the Corporation’s subsidiary, LML Payment Systems Corp. for breach of contract and wrongful termination in the Superior Court of the State of Arizona in and for the County of Maricopa. In the suit, the former employee alleged that the subsidiary of the Corporation wrongfully reduced the former employee’s salary without requisite notice under the employment agreement between the former employee and the Corporation’s subsidiary, LML Payment Systems Corp., and wrongfully terminated the former employee without requisite notice and for acts that do not constitute cause under the aforementioned employment agreement.

During the nine months ended December 31, 2007, the subsidiary of the Corporation settled the complaint. Pursuant to the terms of the settlement, the subsidiary of the Corporation agreed to pay the former employee the sum of $22,500 and the former employee’s legal counsel the sum of $22,500. The amounts had been included in accrued liabilities at March 31, 2007 and were paid in the period ended December 31, 2007.

8.	Acquisition of Beanstream

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

8.	Acquisition of Beanstream (cont'd)

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

	Number of Shares	U.S. $

Cash	-	7,153,759
Promissory Notes [1]	-	4,693,073
Common Shares [2]	1,962,928	8,538,737
Finders Fee Common Shares	144,933	640,604
Transaction Costs	-	1,102,578

Purchase Price		22,128,751

[1]
The promissory notes are secured by Beanstream’s assets, bear interest at 8% per annum and are payable in two equal installments on June 30, 2008 and June 30, 2009.  The Corporation has the ability to prepay the promissory notes without penalty at its discretion.

[2]
The value of shares issued to complete the transaction was determined using the weighted average share price of approximately $4.35 per share for the Corporation’s stock for the period of five days prior to and following the measurement date of the acquisition.

The purchase price was allocated as follows:

Cash	$3,989,336
Funds held for merchants	2,812,117
Accounts receivable, net	258,223
Prepaid expenses	79,124
Restricted cash	158,520
Accounts payable and accrued liabilities	(1,052,378)
Funds due to merchants	(2,812,117)
Amounts due to former shareholders of Beanstream [3]	(3,350,552)
Book value of deferred revenue (recorded as goodwill)	(82,273)

Net working capital acquired [3]	-

Property and equipment	71,401

Net identifiable assets	71,401
Goodwill	15,985,350
Intangible assets	6,072,000

$22,128,751

[3]
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

8.	Acquisition of Beanstream (cont’d)

On the statement of cash flows, the acquisition of Beanstream, net of cash acquired, is shown as a net cash outflow of $7,375,068 calculated as follows:

Cash consideration paid	$(7,153,759)
Beanstream cash acquired	6,801,453
Funds held for merchants (Note 4)	(2,812,117)
Amounts due to former shareholders of Beanstream	(3,317,312)
Transaction costs incurred [1]	(893,333)
Acquisition of Beanstream, net of cash acquired	$(7,375,068)

[1]	In addition to the $893,333 transaction costs paid, the Corporation incurred transaction costs of $209,245 that were incurred and paid prior to March 31, 2007.

Pro forma Information (Unaudited)

The following pro forma consolidated financial summary is presented as if the acquisition of Beanstream was completed as of April 1, 2007 and April 1, 2006, respectively.  The pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which could have actually been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.

	Three Months EndedDecember 31		Nine Months EndedDecember 31

	2007	2006	2007	2006

REVENUE	$3,397,810	$2,790,407	$9,670,842	$8,334,878

COSTS AND EXPENSES
Cost of operations	1,973,395	1,843,522	5,446,351	5,234,667
Sales, general and administrative expenses	1,069,424	1,108,367	2,941,843	3,101,363
Amortization and depreciation	258,830	201,254	777,132	618,388

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	96,161	(362,736)	505,516	(619,540)

Foreign exchange loss	562	(16,436)	(426,534)	(21,066)
Other income (expenses), net	9,084	(527,181)	30,325	(141,466)
Interest income	110,691	68,621	313,983	181,240
Interest expense	(116,788)	(88,356)	(338,021)	(266,642)

INCOME (LOSS) BEFORE INCOME TAXES	99,710	(926,088)	85,269	(867,474)

Income taxes	203,972	60,273	585,227	299,319

NET LOSS	$(104,262)	$(986,361)	$(499,958)	$(1,166,793)

LOSS PER SHARE
Basic	$(0.00)	$(0.04)	$(0.02)	$(0.05)
Diluted	$(0.00)	$(0.04)	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	22,341,280	22,315,582	22,333,538	22,314,677
Diluted	22,341,280	22,315,582	22,333,538	22,314,677

9.	Industry and Geographic Segments

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

Intellectual Property Licensing Operations ("IPL") involve licensing the Corporation’s intellectual property estate, which includes four U.S. patents describing electronic check processing methods.

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

9.	Industry and Geographic Segments (cont'd)

Financial information for each reportable segment for the three and nine months ended December 31, 2007 and 2006 was as follows:

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2007	Canada	U.S.	U.S.	Items		Total

Total Revenue	$1,984,025	$415,314	$998,471	$-		$3,397,810
Revenue: major customers (Note 3)	588,807	305,556	602,312	-		1,496,675
Cost of operations	1,009,553	507	963,335	-		1,973,395
Interest income	98,515	52	12,105	19	[1]	110,691
Interest expenses	-	-	14,852	101,936	[2]	116,788
Amortization and depreciation	5,658	41,858	84,972	250,129	[3]	382,617
Earnings (losses) from operations before income taxes	805,888	375,767	(104,927)	(1,100,805)	[4]	(24,077)

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2006	Canada	U.S.	U.S.	Items		Total

Total Revenue	$-	$398,140	$1,118,275	$-		$1,516,415
Revenue: major customers (Note 3)	-	305,556	512,628	-		818,184
Cost of operations	-	89	1,236,895	-		1,236,984
Interest income	-	100,497	19,890	3,678	[1]	124,065
Interest expenses	-	-	-	38	[2]	38
Amortization and depreciation	-	41,325	29,838	1,088	[3]	72,251
Earnings (losses) from operations before income taxes	-	461,154	(236,489)	(1,144,525)	[4]	(919,860)

Nine Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2007	Canada	U.S.	U.S.	Items		Total

Total Revenue	$3,693,900	$1,259,669	$3,082,505	$-		$8,036,074
Revenue: major customers (Note 3)	1,109,372	916,668	1,738,928	-		3,764,968
Cost of operations	1,800,514	1,401	2,993,901	-		4,795,816
Interest income	197,757	85,163	52,127	12,747	[1]	347,794
Interest expenses	-	-	49,144	197,811	[2]	246,955
Amortization and depreciation	10,975	125,183	253,473	254,239	[3]	643,870
Earnings (losses) from operations before income taxes	1,478,916	1,239,418	(340,226)	(2,620,680)	[4]	(242,572)

Nine Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2006	Canada	U.S.	U.S.	Items		Total

Total Revenue	$-	$1,315,676	$3,646,960	$-		$4,962,636
Revenue: major customers (Note 3)	-	916,668	1,599,979	-		2,516,647
Cost of operations	-	620	3,720,906	-		3,721,526
Interest income	-	260,534	57,433	27,481	[1]	345,448
Interest expenses	-	-	505	75	[2]	580
Amortization and depreciation	-	123,017	106,209	2,156	[3]	231,382
Earnings (losses) from operations before income taxes	-	1,802,237	(587,282)	(2,339,900)	[4]	(1,124,945)

[1]	Represents interest income included in the unallocated corporate or centralized marketing, general and administrative expenses.

[2]	Represents interest expense included in the unallocated corporate or centralized marketing, general and administrative expenses.

[3]	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.

[4]	Represents earnings (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

10.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles

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

11.	Comprehensive loss

The components of comprehensive loss include the Corporation’s net loss and the change in the cumulative translation adjustment related to the foreign currency translation of its subsidiary Beanstream.

	Three months ended December 31		Nine months ended December 31

	2007	2006	2007	2006

Net loss	$(228,049)	$(924,060)	$(657,437)	$(1,159,191)
Change in cumulative translation adjustment	(2,555)	-	26,232	-
Total comprehensive loss	$(230,604)	$(924,060)	$(631,205)	$(1,159,191)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

IPL Segment

Our Intellectual Property Licensing Operations ("IPL") involve licensing our intellectual property estate, which includes four U.S. patents describing electronic check processing methods.  When we provide clients licenses to our intellectual property estate, we typically earn revenue or other income from ongoing royalty fees and, in some cases, release fees for potential past infringement. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer this revenue and recognize the revenue ratably over the license term.

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

Management believes that certain trends in the use of electronic payments may be due to changes in the financial behavior of consumers and businesses, particularly when it comes to payment method of choice.  We believe that electronic payment methods are being used in greater frequency in transactions where traditionally, checks and cash may have been the preferred method of payment used in the past.  While we anticipate the use of electronic payments to increase, we also expect the number of checks written generally to decrease.  Based upon this assessment and during the three months ended December 31, 2007, we undertook an evaluation regarding the provision of certain CP/SL services.  In performing this evaluation, management considered the profitability of each service, the current growth prospects for each service, and whether each service could be consolidated on to our most efficient processing platform.  We determined that certain CP/SL services were profitable and could be consolidated onto an efficient processing platform, and we also determined that certain CP/SL services were not profitable nor had a high prospect for growth and could be terminated.  During the quarter ended December 31, 2007, we notified affected customers of our decision.  Subsequently, we moved ahead with plans to consolidate our four data centers, currently located in Scottsdale and Phoenix, Arizona and Victoria and Saanich, British Columbia, which are running two distinct processing platforms, into two data centers with a single processing platform located in Victoria and Saanich, British Columbia.  We believe the impact of these operational adjustments should result in reduction of CP/SL segment revenue of approximately $160,000 per quarter and a reduction in CP/SL costs of operations of approximately $400,000 per quarter, for a net savings of approximately $240,000 per quarter.  We anticipate this process to be materially complete by the end of our current fiscal year.

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

We have included the accounts of Beanstream since we acquired them on June 30, 2007 in our consolidated balance sheet as of December 31, 2007 and our consolidated statements of operations and deficit and consolidated statements of cash flows for the three and nine month periods ended December 31, 2007.

Results of Operations

Three Months Ended December 31, 2007 results compared to Three Months Ended December 31, 2006

Revenue

Total revenue for the three months ended December 31, 2007 was approximately $3,398,000, an increase of approximately 124.1% from total revenue of approximately $1,516,000 for the three months ended December 31, 2006.  This increase is primarily attributable to an increase in revenue associated with the inclusion of revenue from our TPP segment for the first time commencing on July 1, 2007.

During the three months ended December 31, 2007 and December 31, 2006 revenue from and associated with our two largest customers amounted to approximately 34%.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees and has been included in our third quarter results for the first time during the three months ended December 31, 2007 as a result of the acquisition of Beanstream on June 30, 2007. Transaction fees for the three months ended December 31, 2007 were approximately $1,641,000; the amortized portion of one-time set-up fees recognized was approximately $31,000 for the three months ended December 31, 2007; and monthly gateway fees for the three months ended December 31, 2007 were approximately $237,000.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $17,000, from approximately $398,000 for the three months ended December 31, 2006 to approximately $415,000 for the three months ended December 31, 2007.   The licensing revenue of approximately $415,000 consists of: (i) approximately $306,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $109,000 related to aggregate licenses providing running royalties and other paid-up license fees.

CP/SL Segment

CP/SL segment revenue for the three months ended December 31, 2007 was approximately $998,000, a decrease of approximately 10.7% from CP/SL segment revenue of approximately $1,118,000 for the three months ended December 31, 2006.

Revenue from electronic check verification was approximately $87,000 for the three months ended December 31, 2007, a decrease of approximately 45.3% from revenue from electronic check verification of approximately $159,000 for the three months ended December 31, 2006. This decrease is primarily attributable to the non-renewal of certain direct contracts with independent stores represented by Grocers Supply Company Inc. which previously accounted for approximately 28% of our revenue from electronic check verification.

Revenue from our primary check collections business decreased approximately 13% from approximately $177,000 for the three months ended December 31, 2006 to approximately $154,000 for the three months ended December 31, 2007. Revenue from our secondary check collections business decreased approximately 3.8% from approximately $603,000 for the three months ended December 31, 2006 to approximately $580,000 for the three months ended December 31, 2007.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $72,000 for the three months ended December 31, 2007, versus approximately $80,000 for the three months ended December 31, 2006.  We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

During the three months ended December 31, 2007, we concluded our evaluation with respect to our current operating activities and decided to cease providing certain CP/SL segment services.  As a result, subsequent to the three months ended December 31, 2007, we commenced the consolidation of our four data centers into two.  We believe the impact of these operational adjustments will be a reduction of our CP/SL revenue of approximately $160,000 per quarter. See “Item 2 - Overview - CP/SL Segment”.

Costs of operations

Costs of operations increased from approximately $1,237,000 for the three months ended December 31, 2006, to approximately $1,973,000 for the three months ended December 31, 2007, an increase of approximately 59.5%. The increase was primarily attributable to the inclusion of our TPP segment costs for the first time during the three months ended December 31, 2007.

TPP Segment

Costs of operations of our TPP segment consist of bank transaction fees, credit card processing fees, commissions and dataport/telecom costs. Costs of operations for the three months ended December 31, 2007 were approximately $1,010,000.

Costs of TPP revenue and gross profit for the three months ended December 31, 2007 were as follows:

	$	% of Revenue

Cost of TPP revenue	1,010,000	50.9
Gross profit	974,000	49.1

CP/SL Segment

Costs of operations relating to our CP/SL segment consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. CP/SL costs were approximately $963,000 compared to approximately $1,237,000 for the three months ended December 31, 2007 and 2006, respectively, a decrease in CP/SL costs of operation of approximately 22.2%. This decrease is primarily attributable to the cost savings associated with our combination of operations of our primary check collections business, previously located in Dallas, Texas, with our secondary check collections business located in Wichita, Kansas, which took place during the three months ended December 31, 2006.

In addition, during the three months ended December 31, 2007, we concluded our evaluation with respect to our current operating activities and decided to cease providing certain CP/SL segment services.  As a result, subsequent to the three months ended December 31, 2007, we commenced the consolidation of our four data centers into two.  We believe the impact of these operational adjustments will be a reduction in CP/SL costs of operations of approximately $400,000 per quarter. See “Item 2 - Overview - CP/SL Segment”.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses increased to approximately $1,069,000 from approximately $726,000 for the three months ended December 31, 2007 and 2006, respectively, an increase of approximately $343,000 or approximately 47.2%. The increase in sales, general and administrative expense was primarily attributable to the inclusion of our TPP segment’s sales, general and administrative expenses of approximately $291,000 for the first time during the three months ended December 31, 2007.

Amortization and depreciation

Amortization and depreciation increased to approximately $383,000 from approximately $72,000 for the three months ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to amortization on acquired intangible assets resulting from our acquisition of Beanstream on June 30, 2007.

Other income (expenses), net

During the three months ended December 31, 2007, we had other income of approximately $9,000 compared to other expenses of approximately $527,000 for the three months ended December 31, 2006.  The other income of approximately $9,000 in the current period consists primarily of the recognized current period portion of deferred other income from a certain standstill agreement contained in one of the license agreements entered into in April 2006. The other expenses of approximately $527,000 for the three months ended December 31, 2006 were primarily attributable to expenses of approximately $540,000 in connection with our due diligence efforts exploring several potential acquisition and merger opportunities during this period in our prior fiscal year.

Interest income

Interest income decreased to approximately $111,000 from approximately $124,000 for the three months ended December 31, 2007 and 2006, respectively.  The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments.

Interest expense

Interest expense increased to approximately $117,000 from nil for the three months ended December 31, 2007 and 2006, respectively.  The increase in interest expense was primarily attributable to approximately $102,000 in interest accrued on the two-year promissory notes for the three months ended December 31, 2007.

Income taxes

Income taxes increased to approximately $204,000 from approximately $4,000 for the three months ended December 31, 2007 and 2006, respectively. The increase in income taxes was primarily attributable to a provision for income taxes in the amount of approximately $200,000 recorded for our TPP segment.  We expect our TPP segment to have taxable income for the current fiscal year and, therefore, have recorded a provision for income taxes.  We are presently exploring our options as they pertain to the utilization of our Canadian tax losses against the future taxable income of our TPP segment.

Net Loss

Net loss decreased approximately $696,000 from a net loss of approximately $924,000 for the three months ended December 31, 2006 to a net loss of approximately $228,000 for the three months ended December 31, 2007.   The decrease was primarily attributable to the inclusion of our TPP segment’s net income of approximately $606,000 for the first time during the three months ended December 31, 2007.

Basic and diluted loss per share were both ($0.01) for the three months ended December 31, 2007, as compared to approximately ($0.05) for the three months ended December 31, 2006.

Nine Months Ended December 31, 2007 results compared to Nine Months Ended December 31, 2006

Revenue

Total revenue for the nine months ended December 31, 2007 was approximately $8,036,000, an increase of approximately 61.9% from total revenue of approximately $4,963,000 for the nine months ended December 31, 2006.  This increase is primarily attributable to an increase in revenue associated with the inclusion of revenue from our TPP segment for the first time commencing on July 1, 2007.

During the nine months ended December 31, 2007 revenue from and associated with our three largest customers amounted to approximately 47% of total revenue as compared to approximately 51% of total revenue for the nine months ended December 31, 2006. We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees and have been included in our second and third quarter results for the first time during the nine months ended December 31, 2007 as a result of the acquisition of Beanstream on June 30, 2007.  Transaction fees for the nine months ended December 31, 2007 were approximately $3,030,000; recognized one-time set-up fees were approximately $60,000 for the nine months ended December 31, 2007; and monthly gateway fees for the nine months ended December 31, 2007 were approximately $461,000.

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $56,000, from approximately $1,316,000 for the nine months ended December 31, 2006 to approximately $1,260,000 for the nine months ended December 31, 2007.  The licensing revenue of approximately $1,260,000 consists of: (i) approximately $917,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $343,000 related to aggregate licenses providing running royalties and other paid-up license fees.

CP/SL Segment

CP/SL segment revenue for the nine months ended December 31, 2007 was approximately $3,083,000, a decrease of approximately 15.5% from CP/SL segment revenue of approximately $3,647,000 for the nine months ended December 31, 2006.

Revenue from electronic check verification was approximately $277,000 for the nine months ended December 31, 2007, a  decrease of approximately 52.8% from revenue from electronic check verification of approximately $587,000 for the nine months ended December 31, 2006. This decrease is primarily attributable to the non-renewal of certain direct contracts with independent stores represented by Grocers Supply Company Inc. which previously accounted for approximately 28% of our revenue from electronic check verification.

Revenue from our primary check collections business decreased approximately 20.3% from approximately $580,000 for the nine months ended December 31, 2006 to approximately $462,000 for the nine months ended December 31, 2007. Revenue from our secondary check collections business decreased approximately 6.9% from approximately $1,865,000 for the nine months ended December 31, 2006 to approximately $1,737,000 for the nine months ended December 31, 2007. The decrease in revenue from our secondary check collections business was primarily attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $297,000 for the nine months ended December 31, 2007, versus approximately $285,000 for the nine months ended December 31, 2006.  We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

During our fiscal quarter ended December 31, 2007, we concluded our evaluation with respect to our current operating activities and decided to cease providing certain CP/SL segment services.  As a result, subsequent to the nine months ended December 31, 2007, we commenced the consolidation of our four data centers into two.  We believe the impact of these operational adjustments will be a reduction of our CP/SL revenue of approximately $160,000 per quarter.  See “Item 2 - Overview - CP/SL Segment”.

Costs of operations

Costs of operations increased from approximately $3,722,000 for the nine months ended December 31, 2006, to approximately $4,796,000 for the nine months ended December 31, 2007, an increase of approximately 28.9%. The increase was primarily attributable to the inclusion of our TPP segment’s costs for the first time during our nine months ended December 31, 2007.

TPP Segment

Costs of operations of our TPP segment consist of bank transaction fees, credit card processing fees, commissions and dataport/telecom costs. Costs of operations for the nine months ended December 31, 2007 were approximately $1,801,000.

CP/SL Segment

Costs of operations relating to our CP/SL segment consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. CP/SL costs were approximately $2,994,000 compared to approximately $3,721,000 for the nine months ended December 31, 2007 and 2006, respectively, a decrease in CP/SL costs of operation of approximately 19.5%. This decrease is primarily attributable to the cost savings associated with our combination of operations of our primary check collections business, previously located in Dallas, Texas, with our secondary check collections business located in Wichita, Kansas, which took place during the nine months ended December 31, 2006.

In addition, during our fiscal quarter ended December 31, 2007, we concluded our evaluation with respect to our current operating activities and decided to cease providing certain CP/SL segment services.  As a result, subsequent to the nine months ended December 31, 2007, we commenced the consolidation of our four data centers into two resulting in a reduction in CP/SL costs of operations of approximately $400,000 per quarter.  See “Item 2 - Overview - CP/SL Segment”.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses increased to approximately $2,544,000 from approximately $2,336,000 for the nine months ended December 31, 2007 and 2006, respectively, an increase of approximately $208,000 or approximately 8.9%. The increase in sales, general and administrative expense was primarily attributable to the inclusion of our TPP segment’s sales, general and administrative expenses of approximately $558,000 for the first time during the nine months ended December 31, 2007.  This increase in sales, general and administrative expenses was partially offset by a decrease of approximately $193,000 in stock-based compensation expense from approximately $688,000 for the nine months ended December 31, 2006 to approximately $495,000 for the nine months ended December 31, 2007.

Amortization and depreciation

Amortization and depreciation increased to approximately $644,000 from approximately $231,000 for the nine months ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to amortization on acquired intangible assets resulting from our acquisition of Beanstream on June 30, 2007.

Foreign exchange loss

Foreign exchange loss increased to approximately $427,000 from approximately $3,000 for the nine months ended December 31, 2007 and 2006, respectively. The increase in foreign exchange loss was primarily attributable to an unrealized foreign exchange loss of approximately $355,000 relating to the conversion of the Canadian dollar denominated two-year promissory notes into U.S. dollars at December 31, 2007 closing exchange rates. The U.S. dollar weakened by approximately 7.4% from the date we issued the two-year promissory notes to the December 31, 2007 date.

Other (expenses) income, net

During the nine months ended December 31, 2007 we had other income, net of approximately $30,000 compared to other expenses, net of approximately $141,000 for the nine months ended December 31, 2006.  The other income of approximately $30,000 in the current period consists primarily of the recognized current period portion of deferred other income from a certain standstill agreement contained in one of the license agreements entered into in April 2006.  The other expenses, net of approximately $141,000 in the prior fiscal period consisted of approximately $540,000 in expenses attributable to due diligence efforts relating to the exploration of several potential acquisition and merger opportunities offset with other income of approximately $377,000, net of legal fees, attributable to specific release provisions contained in two of the license agreements entered into in April, 2006 as well as approximately $22,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of these licenses.

Interest income

Interest income increased to approximately $348,000 from approximately $345,000 for the nine months ended December 31, 2007 and 2006, respectively.

Interest expense

Interest expense increased to approximately $247,000 from approximately $1,000 for the nine months ended December 31, 2007 and 2006, respectively.  The increase in interest expense was primarily attributable to approximately $198,000 in interest accrued on the two-year promissory notes for the nine months ended December 31, 2007.

Income taxes

Income taxes increased to approximately $415,000 from approximately $34,000 for the nine months ended December 31, 2007 and 2006, respectively. The increase in income taxes was primarily attributable to a provision for income taxes in the amount of approximately $391,000 recorded for our TPP segment. We expect our TPP segment to have taxable income for the current fiscal year and, therefore, have recorded a provision for income taxes.  We are presently exploring our options as they pertain to the utilization of our Canadian tax losses against the future taxable income of our TPP segment.

Net Loss

Net loss decreased approximately $502,000 from a net loss of approximately $1,159,000 for the nine months ended December 31, 2006 to a net loss of approximately $657,000 for the nine months ended December 31, 2007.  The decrease was primarily attributable to the inclusion of our TPP segment’s net income of approximately $1,088,000 for the first time during the nine months ended December 31, 2007.

Basic and diluted loss per share were both approximately ($0.03) for the nine months ended December 31, 2007, as compared to approximately ($0.06) for the nine months ended December 31, 2006.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $2,769,000 in negative working capital as of December 31, 2007 compared to approximately $8,288,000 in working capital as of March 31, 2007. The decrease of approximately $11,057,000 was primarily attributable to our acquisition of Beanstream, completed on June 30, 2007. The purchase price included cash consideration of approximately $7,154,000 and two-year promissory notes which were approximately $4,693,000 on the closing date and were approximately $5,246,000 at December 31, 2007, the increase primarily attributable to foreign currency exchange rate fluctuations. Our decrease in our December 31, 2007 working capital balance was primarily attributable to the cash consideration paid of approximately $7,154,000 and the current portion of the two-year promissory notes totaling approximately $2,724,000. Cash used in operating activities was approximately $261,000 for the nine months ended December 31, 2007, as compared to cash provided by operating activities of approximately $7,351,000 for the nine months ended December 31, 2006. Cash used in operating activities increased primarily due to the consideration we received during the prior fiscal nine months ended December 31, 2006 of approximately $16,000,000, less fees we paid Kirkland & Ellis of approximately $7,100,000 under a special fee arrangement we have with them, resulting from the three settlement and license agreements we entered into.  Cash used in investing activities was approximately $7,497,000 for the nine months ended December 31, 2007 as compared to approximately $724,000 for the nine months ended December 31, 2006, an increase in cash used in investing activities of approximately $6,773,000. The increase in cash used in investing activities was primarily attributable to the acquisition of Beanstream, net of cash acquired of approximately $7,375,000. Cash used in financing activities was approximately $191,000 for the nine months ended December 31, 2007 as compared to cash provided by financing activities of approximately $41,000 for the nine months ended December 31, 2006, an increase in cash used in financing activities of approximately $232,000. The increase in cash used in financing activities was primarily due to an increase in payments on capital leases of approximately $248,000 from approximately $21,000 for the nine months ended December 31, 2006 to approximately $269,000 for the nine months ended December 31, 2007.

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

Contingencies

In addition to the legal matters as described herein and as previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2007 until December 31, 2007, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 14, 2007 (file no. 0-13959), except as follows:

Foreign Exchange Risk

The U.S. dollar is the functional currency of our operations since substantially all of our operations are conducted in U.S. currency.  As a result, when we are paying any obligation that is denominated in a foreign currency (including, for example, the Beanstream promissory notes), we must generate the amount of cash in U.S dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).  Given recent and unexpected fluctuations in the U.S./Canadian currency exchange rate, the amount owing on the Beanstream promissory notes has increased as of December 31, 2007 from approximately U.S. $4,881,000 to approximately U.S. $5,246,000.  In addition, we have operations in Canada, which are denominated in local currency.  Accordingly, we are exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to shareholders’ equity until realized.  Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar might have a material adverse effect on our results of operations and financial condition.

Subsequent to the quarter ended December 31, 2007, we entered into various contractual arrangements with the right to purchase $750,000 Canadian using U.S. dollars at pre-determined foreign exchange rates. The rights must be executed between the periods of June 16 to June 27, 2008.

ITEM 4.                      CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q.

On June 30, 2007, the Corporation acquired Beanstream. Commencing July 1, 2007, the results of operations and cash flows of Beanstream have been included in the consolidated financial statements of the Corporation.  We are in the process of implementing our internal controls over financial reporting for the acquired business and thus have not yet completed an assessment of their effectiveness.  As of and for the period ending December 31, 2007, Beanstream represented 29% of our total assets, 42% of our total liabilities and 58% of our net operating revenue in our consolidated financial statements.

Based on their evaluation (and excluding Beanstream from management’s assessment), our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  There were no further changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting, apart from the implementation, which took place in the previous quarter ended September 30, 2007, of the following:

•	certain additional computer system log reviews at head office over reports generated by the Beanstream systems;
•	segregation of duties in certain Beanstream accounting processes; and
•	implementation of head office disbursement authorization policies over disbursements initiated at Beanstream.

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

Currency Exchange Rate Fluctuations Could Adversely Affect our Financial Results

Fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition, as well as the value of our foreign assets, which, in turn, may adversely affect reported earnings or losses and the comparability of period-to-period results of operations, with the exception of the newly acquired subsidiary Beanstream. The U.S. dollar is the functional currency of our operations since substantially all of our operations are conducted in U.S. currency.  As a result, when we are paying any obligation that is denominated in a foreign currency (including, for example, the Beanstream promissory notes), we must generate the amount of cash in U.S dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).  Given recent and unexpected fluctuations in the U.S./Canadian currency exchange rate, the amount owing on the Beanstream promissory notes has increased as of December 31, 2007 from approximately U.S. $4,881,000 to approximately U.S. $5,246,000.  We can not predict the impact, if any, that further fluctuations in the U.S./Canadian currency exchange rate between now and the date the first promissory note payment is due might have on our ability to pay the cash portion of the first promissory note.  In addition, further significant changes in the U.S./Canadian currency exchange rate could have a significant adverse impact on our current liquidity and capital resources and could also have an adverse impact on our profitability and results of operations for our fiscal year ending March 31, 2008.

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

Our Business May Be Harmed by Errors in Our Software.

The software that we develop and use in providing our transaction payment processing is extremely complex and contains hundreds of thousands of lines of computer code. Large, complex software systems such as ours are susceptible to errors. The difficulty of preventing and detecting errors in our software is compounded by the fact that we maintain multiple versions of our systems to meet the differing requirements of our major clients, and must implement frequent modifications to these systems in response to these clients’ evolving business policies and technical requirements. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release. As a result, we have from time to time discovered, and may likely in the future discover, errors in software that we have put into use. Because of the complexity of our systems and the large volume of transactions we process on a daily basis, we sometimes have not detected software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing clients that utilize our products and services to fail to comply with their intended business policies, or to fail to comply with legal, credit card, and banking requirements, such as those under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, NACHA rules, MasterCard’s Site Data Protection (SDP) Standard, Visa’s Cardholder Information Security Program (CISP) and Payment Card Industry’s (PCI) Data Security Standard.

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

ITEM 6.                      EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 0-13959)).

3.2	Bylaws of LML, as amended (incorporated by refernce to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 0-13959)).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

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

February 8, 2008