Form 10-K
period 2008-03-31
LML PAYMENT SYSTEMS INC
filed 2008-06-19
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filed [  ]                                                                     Accelerated Filer [  ]                                    Non-Accelerated Filer  [   ]                                                                   Smaller Reporting Company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).   Yes [    ]   No [X]

As of September 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant held by non-affiliates based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ Capital Market, was approximately $61.8 million.

As of May 31, 2008, the Registrant had 26,341,832 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2008 Annual and Special Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant’s fiscal year ended March 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.
2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. Business

Unless the context otherwise requires, references in this report on Form 10-K to the “Company”,  “LML,” “we,” “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.’s subsidiaries are Beanstream Internet Commerce, Inc,. LML Corp., Legacy Promotions Inc., and LHTW Properties, Inc.  LML Corp.’s subsidiaries are LML Patent Corp., and LML Payment Systems Corp.   Unless otherwise specified herein, all references herein to “$” are to United States (“U.S.”) Dollars.  From time to time the Company has made and may continue to make written or oral “forward-looking statements” including those contained in this Annual Report on Form 10-K. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified below in Item 1A – “Risk Factors”.

Overview

We are a leading provider of electronic payment, risk management and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.

We link merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  We have partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable our customers to safely and reliably conduct e-Commerce.  We provide our electronic payment, authentication and risk management services to over 6,000 businesses and organizations in Canada and the United States.

Our payment services allow our customers to accept or process a wide array of payments including credit cards, debit cards, electronic fund transfers and Automated Clearing House ("ACH") transactions.  We process Mastercard, VISA, American Express, Diners, JCB, and Discover cards on behalf of the majority of Canadian and American merchant account acquirers.  We also offer leading risk management solutions to both online and brick and mortar customers who wish to use the Internet as a cost effective means of communicating with their own bank or credit reporting agency.

On June 30, 2007, we acquired Beanstream Internet Commerce Inc., a leading provider of Internet-based electronic payment, risk management and authentication services to businesses and organizations in Canada and the United States.  We believe the acquisition was complementary to our existing payment processing business.  The transaction was a cash, stock and debt transaction valued at $22 million.

We operate three separate lines of business: transaction payment processing, intellectual property licensing and check processing/software licensing. Our transaction payment processing services consist predominantly of Internet-based services, while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  With the completion of our 2007 acquisition of Beanstream (which had a strong Internet-based product and service offering), we expect that our transaction payment processing services will be our principal line of business for the foreseeable future, while our other lines of business (including the electronic check processing services that we have historically relied on for a significant source of revenue) will become less important to our overall service offerings and less significant to the financial performance of our company. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Overview.”

Our headquarters are located at 1680 – 1140 West Pender Street, Vancouver, British Columbia, Canada and we have office locations in Victoria, British Columbia, Canada and Wichita, Kansas, United States.

e-Commerce Market

In 2007, Statistics Canada reported that online sales increased at a double-digit pace for the sixth consecutive year.  Total Internet sales were estimated at $62.7 billion, up 26% from 2006.

Forrester Research estimated that the e-Commerce market in the United States was $174.5 billion for 2007 and that online shopping ranked number two, ahead of catalog, telephone and television and secondary to in-store sales.  The United States Census Bureau claimed that online sales by retailers experienced growth of 19% in 2007 from 2006.

We believe that the electronic payments and e-Commerce markets will continue to grow as more and more businesses decide to sell products or make payments electronically and over the Internet.

Products and Services

Our transaction payment customers range in size from small, sole proprietorships to large corporations.  However, most of our transaction payment processing business comes from services we provide to small to medium size firms.  We support this market in three separate ways: first by providing services that can be integrated to a customer’s website or financial platform through software plug-ins and application programming interfaces (API’s); secondly, by providing hosted services where we can provide a turn-key e-Commerce website for a merchant; and thirdly, by having our transaction payment services integrated directly into third party software solutions.  In each instance, our products and services are designed to provide this market segment with bundled payment, risk management, authentication, shopping cart products and reporting forms that allow our customers to sell goods and services and secure payment in an efficient and secure manner.

Our customers include both online merchants and brick and mortar merchants, including government and financial institutions.

We provide electronic payment and risk management solutions for brick and mortar retailers and mail-order and telephone-order call-centers (“MOTO”) that allow these businesses to streamline payment processing.  Our payment services can be integrated into a customer’s accounting or financial system, reducing administrative costs and removing some of the complexity of a paper-based environment.

We provide solutions for e-merchants where we integrate our services to the website of the e-merchant and their shopping cart or application software provider, which allows e-merchants to accept credit card and debit card payments, electronic funds transfers (EFT) and ACH payments.  Our payment solutions have been integrated into many shopping cart and application service providers who integrate our payment services into their own products in order to provide their customers secure access to financial payment networks.  Our payment products support both Canadian and U.S. dollar settlement and our products are available in both French and English.

Our hosted solutions offered to customers include a connection between the merchant’s website and our host system that provides the merchant with a shopping cart with secure payment processing for credit cards and debit cards, electronic funds transfers (EFT) and ACH payments, a secure order management interface, multiple shipping options and sophisticated reporting and reconciliation tools.  All required forms and images are hosted on our servers and are secured using secured socket layer (SSL) encryption.     We operate equipment in two separate data centers to provide greater reliability to our merchants and customers.

We also provide a robust selection of authentication tools for merchants to reduce the risk inherent in card-not-present credit card transactions.  Our merchants are entitled to the fraud protection services offered by the card associations such as Mastercard’s Securecode and Verified by Visa in addition to our own risk-management tools and applications.

We also provide additional easy to use authentication services that provide our merchants with information that ranges from the validation of credit card orders to the fraud screening of applications by consumers.  Our authentication services allow certification of addresses and telephone numbers and can identify addresses that have been known to be used as mail drops, and high risk postal codes.  Our highest level of authentication involves the consumer providing answers to “out-of-wallet” questions as part of the transaction process.

We also supply merchants with a variety of risk management tools that, when combined with our cardholder authentication services, provide leading class functionality in the battle against payments fraud.

Technology and Data Centers

We operate a transaction processing platform that is designed for reliability, scalability and security.  We operate two separate data centers, one in Victoria, B.C. and one in Saanich, B.C.  These secure data centers contain the technology necessary to provide our services to merchants over the Internet and to our financial institutions and payment processing partners.  Our data centers contain our enterprise servers, network firewalls, routers and other technology we use to provide services to our merchants and partners.  Our processing software is certified to process financial transactions with a majority of Canadian and US merchant acquirers, which allows us to act as a single point of integration and point of contact for our customers and the customers of our channel partners and the financial payments network.

Our systems are monitored 24 hours per day, 7 days per week, 365 days per year.  We are also certified as a level 1 service provider under the Payment Card Industry (PCI) Data Security Standard (DSS) which is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council including American Express, Discover Financial Services, JCB International, Mastercard Worldwide and VISA Inc., to help facilitate the broad adoption of consistent data security measures.

Sales and Marketing

Our products and services are primarily sold indirectly through both channel and technology partners, directly through our website and directly by an internal sales staff of two people.

We obtain new business as a result of our relationships with channel partners and our own internal marketing efforts.  These channel partners can be payment processors, financial institutions, independent sales organizations or software application vendors who, in many cases, may provide a value-added service to our merchants.  We typically pay either a referral fee or commission or residual fee for each merchant referred to us by our channel partners.  We rely on the success of our channel partners for new sales.  We currently have more than 150 channel partners.

Customer Service

We staff our own bilingual (French and English) customer support center and provide direct inbound access to highly qualified and trained customer service representatives who are fully capable of handling technical and non-technical inquiries.  Our customer service desk is staffed by 7 people. Emergency support is available 24 hours a day, 7 days a week.

We view our customer service capabilities as a key competitive advantage in our market. Over 95% of our incoming calls are answered within 30 seconds by a live operator who in most cases can address a question immediately.

Competition

The market for our products and services is highly competitive and is characterized by rapidly changing technology, evolving industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence. Our competitors include other payment gateways and merchant acquirers, payment processors, technology service providers, Internet commerce providers and financial institutions.  In Canada, our primary competition is Moneris and Elavon. In the US market we compete against other third party processors and gateways such as Cybersource, Authorize.net, and Verisign/Paypal.

We believe we compete on certain factors including:

•	Customer service
•	Features and functionality
•	Strategic partnerships and channel partners
•	Ease of product integration for customers
•	Broad range of certified connections to financial institutions and payment processors

We believe that we compete favorably with respect to these factors however, we believe that part of our success will be our ability to successfully market existing services.  We operate in a market that is rapidly evolving and we may not be able to successfully compete against current or future competitors.  Many of our competitors have greater technical, financial and marketing resources than us and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than us.  There can be no assurance that our current services will not become obsolete or that we will have the financial, technical and marketing resources and support facilities to compete successfully in the future.  Our failure to compete favorably could materially and adversely affect our business, results of operations and financial condition.

Regulatory Matters

Various aspects of our business are either subject to or may be affected by current and future governmental and other regulations in many different jurisdictions.  The rules, regulations, policies and procedures affecting our business are constantly subject to change.

Certain of our services in Canada may be subject to federal legislation called the Proceeds of Crime and Terrorist Financing Act.

Certain check collection and electronic check re-presentment services that we provide are governed by the Federal Fair Debt Collection Practices Act and the Federal Fair Credit Reporting Act and other similar state laws.  Electronic check re-presentment transactions are subject to applicable National Automated Clearing House Association ("NACHA") Operating Rules, and applicable Uniform Commercial Code statutes.  Our electronic check re-presentment transactions currently utilize the facilities of the Automated Clearing House Network and therefore are governed by and subject to the NACHA Operating Rules and Regulation E.  We use commercially reasonable efforts to oversee compliance with the requirements of these acts and regulations.

Intellectual Property

Our Intellectual Property Licensing Operations ("IPL") involve licensing our intellectual property estate, which includes five U.S. patents describing electronic check processing methods.  When we provide clients licenses to our intellectual property estate, we typically earn revenue or other income from ongoing royalty fees and, in some cases, release fees for potential past infringement. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer this revenue and recognize the revenue ratably over the license term.

•
Currently, our intellectual property estate includes U.S. patent nos. 5,484,988, 6,164,528, 6,283,366, 6,354,491, RE40,220, all of which describe methods and systems for processing checks electronically.

We rely upon a combination of patent, trademark, copyright and trade secret law to establish and protect our trademarks, software and inventions.  Our success will depend, in part, on our ability to protect and enforce intellectual property protection for the technology contained in our patents and trademarks.  Certain unique aspects of our intellectual property are protected by patents, including U.S. patent nos. 5,484,988, 6,164,528, 6,283,366, 6,354,491 and RE40,220, all of which relate to electronic check processing methods and systems.  Moreover, our patent estate addresses, among other issues, the electronic submission of transactions through a centralized database and authorization system for approval electronically, electronic debiting of consumer bank accounts and electronic crediting of designated merchant accounts in real-time or off-line modes using the facilities of the ACH Network or any competing network.

We intend to continue to file additional patent applications to expand our intellectual property estate, seeking coverage of our developments in our business areas.  We rely on a combination of trademark, copyright and trade secret laws and contractual provisions to establish and protect proprietary rights in our  software.  There can be no assurance that these protections will be adequate to deter misappropriation of our technologies or independent third-party development of similar technologies.  The cost of prosecuting a claim of infringement against others, or defending a patent infringement claim, may be substantial and there can be no assurance that we will have the resources necessary to successfully prosecute or defend a patent infringement claim. Although we do not believe that our technology infringes the patent rights of others, there can be no assurance that infringement claims will not be made in the future or that the validity or enforceability of any patent issued to us will be sustained if judicially tested.

Check Processing/Software Licensing

Our Check Processing/Software Licensing Operations ("CP/SL") involve primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.  Our check processing services involve return check management such as traditional and electronic recovery services to retail clients.  When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.  Our check processing services are provided in the United States and are operated from our Wichita, Kansas location.

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

Employees

There exists competition for personnel in the financial payment processing industry.  We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.  There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future.  As of May 31, 2008, we had 56 full-time employees including two employees in sales and marketing and 13 employees in administration and finance.  We also employ consultants to perform services for us from time to time.

Business Concentration

During the fiscal year ended March 31, 2008, revenue from and associated with our three largest customers amounted to approximately 47% of total revenue.  In fiscal 2008, Dillon’s, Disney Interactive and First Data were our largest customers with each of them accounting for more than 10% of our total revenue.  We may be economically dependent on revenue from these customers.   See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have incurred losses for the last five fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of March 31, 2008, our accumulated deficit was approximately $34,112,000. We believe that our planned growth and profitability will depend in large part on our ability to expand our client base. Accordingly, we intend to invest in marketing, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Excessive chargeback losses could significantly affect our results of operations and liquidity.

Our agreements with our sponsoring financial institutions and certain payment processors require us to assume and bear the risk of “chargeback” losses.  Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed.  This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor.  In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder.  If we are unable to collect this amount from the merchant’s account, or if the merchant refuses or is unable to reimburse us for the chargeback due to merchant fraud, insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholders.  In addition, if we are unable to recover these chargeback amounts from merchants, having to pay the aggregate of any such amounts could have a material adverse effect on our results of operations and liquidity.

Because a small number of customers have historically accounted for a substantial portion of our revenue, our financial results would be materially adversely affected if we are unable to retain customers.

We have had in the past and may have in the future, a small number of customers that have accounted for a significant portion of our revenue.  During the fiscal year ended March 31, 2008, revenue from and associated with our three largest customers amounted to approximately 47% of total revenue.  Our revenue could materially decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer.

Merchant fraud with respect to Internet-based bankcard and EFT transactions could cause us to incur significant losses.

We significantly rely on the processing revenue derived from bankcard and EFT transactions.  If any merchant or customer were to submit or process unauthorized or fraudulent bankcard or EFT transactions, depending on the dollar amount, we could incur significant losses which could have a material adverse effect on our business and results of operations and liquidity.

Despite systems designed to manage such risk, we cannot guarantee that our systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur.  We do not have insurance to protect us from these losses.  There is no assurance that any chargeback or processing reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur.  Accordingly, should we experience such fraudulent activity and such losses, our results of operations could be immediately and materially adversely affected.

Our reliance on financial institutions, providers of financial payment networks and payment technology vendors could adversely affect our ability to provide our services to our clients on a timely and cost-efficient basis.

We rely to a substantial extent on third parties to provide access to networks and technology including software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers.  For example, we require the services of financial institutions and third-party payment processors for access to payment networks.  If any of these processors cease to allow us to access their processing platforms and/or networks, our ability to process credit card, debit card, EFT and ACH payments would be severely impacted and this would, in turn, have a materially adverse impact on our results of operations and liquidity.

If we are unable to protect our intellectual property rights or if others claim that we are infringing on their intellectual property, we could lose any competitive advantage we may have with respect to our intellectual property  or we may be required to incur significant costs with respect to the infringement of the intellectual property rights of others.

We may be unable to successfully assert patent infringement claims against others and could incur significant costs with respect to asserting such claims.  Defending patent infringement claims brought against us could cause us to incur significant costs.  The failure to successfully prosecute our patent infringement claims or defend patent infringement claims brought against us could have a material adverse effect upon our business and our financial results.

We have in the past asserted patent infringement claims against others.  The cost of prosecuting a patent infringement claim against others carries a high degree of uncertainly and is expensive.  While we believe our patents to be valid, if we were to enter future litigation against others regarding the infringement of our patents we face the risk that our patents could ultimately be determined to be invalid or otherwise not infringed by a court, jury or the United States Patent and Trademark Office.  Furthermore, all patents have an expiration date and our patent nos. 5,484,988, 6,164,528, 6,283,366, 6,354,491 and RE40,220, regarding electronic check processing, expire on January 16, 2013.  Failure to prevail in a patent infringement claim against others would have a material adverse impact on our business and our financial results and our stock price.

We could be subject to liability as a result of security breaches, service interruptions by cyber terrorists or fraudulent or illegal use of our services.

Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers and bank account numbers, and because we are a link in the chain of e-Commerce, we are vulnerable to internal and external security breaches, service interruptions and third-party and employee fraud schemes that could damage our reputation and expose us to a risk of loss or litigation and monetary damages. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes are successful or otherwise cause merchants, customers or partners to lose confidence in our services in particular, or in Internet systems generally, our business would be materially adversely affected.

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

We believe we are compliant with the Payment Card Industry’s (PCI) Security Standard which incorporates Visa’s Cardholder Information Security Program (CISP) and MasterCard’s Site Data Protection (SDP) standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system.

Our security measures may not prevent security breaches, service interruptions and fraud schemes and the failure to do so may disrupt our business, damage our reputation and expose us to risk of loss or litigation and possible monetary damages that would materially adversely effect our business, results of operation and financial condition.

Changes to credit card association, debit networks and ACH rules or practices could adversely impact our business.

We do not belong to nor can we directly access the bank card associations. As a result, we must rely on banks and their processing providers to process our credit, debit, EFT and ACH transactions. However, we must comply with the operating rules of the credit card associations and other payment networks such as debit networks and ACH networks. The associations’ member banks and network owners set these rules and the associations and network owners interpret them.  Some of those member banks and network owners compete with us in certain situations.  Visa, MasterCard, American Express, Discover, Interac or the Automated Clearing House could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, resulting in our inability to give customers the option of using credit cards, debit cards, EFT and ACH facilities to fund their payments. If we were unable to provide a gateway for these payment services, our business would be materially and adversely affected.

We and our clients must comply with complex and changing laws and regulations.

Government regulation influences our activities and the activities of our current and prospective clients, as well as our clients’ expectations and needs in relation to our products and services. Businesses that handle consumers’ funds, such as our’s, are subject to numerous state, federal, provincial and international regulations, including those related to banking, credit cards, electronic transactions and communication, escrow, fair credit reporting, privacy of personal information and financial records, internet gambling and others. State, federal and provincial money transmitter regulations and federal and international anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as taxes, pricing, content and distribution. If applied to us, any of the foregoing rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statutes may result in severe penalties or restrictions on our ability to engage in e-Commerce, which could have a material adverse effect on our business.

Privacy legislation, including the Gramm-Leach-Bliley Act and regulations thereunder, the Personal Information Protection and Electronic Documents Act in Canada, as well as provincial and state laws may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection.

Consumer protection laws in the areas of privacy of personal information and credit and financial transactions have been evolving rapidly at the state, federal, provincial and international levels.  As the electronic transmission, processing and storage of financial information regarding consumers continues to grow and develop, it is likely that more stringent consumer protection laws may impose additional burdens on companies involved in such transactions including, without limitation, notification of unauthorized disclosure of personal information of individuals.  Uncertainty and new laws and regulations, as well as the application of existing laws, could limit our ability to operate in our markets, expose us to compliance costs, fines, penalties and substantial liability, and result in costly and time-consuming litigation.  We have in the past collected personal data about consumers for use in our check authorization products, which has given rise to litigation involving our corporation (see “Item 3 – Legal Proceedings”).

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

The Canadian Securities Administrators in Canada and the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. in the United States,  have also enacted regulations affecting our corporate governance, securities disclosure and compliance practices. We expect these regulations to increase our compliance costs and require additional time and attention. If we fail to comply with any of these regulations, we could be subject to legal actions by regulatory authorities or private parties.

Our business is highly dependent on the efficient and uninterrupted operation of our computer network systems and data centers, and any disruption or material breach of security of our systems could materially harm our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Any significant interruptions or security or privacy breaches in our facilities, computer networks, firewalls and databases could harm our business and reputation, result in a loss of customers or cause inquiries and fines or penalties from regulatory or governmental authorities. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry or physical break-ins, computer viruses and hackers. The measures we have enacted, such as the implementation of security access and disaster recovery plans, may not be successful and we may experience problems other than system failures. We may also experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses.

Our business may be harmed by errors in our software.

The software that we develop and use in providing our transaction payment processing is extremely complex and contains thousands of lines of computer code. Complex software systems such as ours are susceptible to errors. We believe our software design, development and testing processes are adequate to detect errors in our software prior to its release. Because of the complexity of our systems and the large volume of transactions we process on a daily basis, it is possible that we may not detect software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing merchants, customers or partners who utilize our products and services to fail to comply with their intended business policies, or to fail to comply with legal, credit card, debit card and banking requirements, such as those under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, NACHA rules, MasterCard’s Site Data Protection (SDP) Standard, Visa’s Cardholder Information Security Program (CISP) and Payment Card Industry’s (PCI) Data Security Standard.

Our future revenues may be uncertain because of reliance on third parties for marketing and distribution.

We distribute our service offerings primarily through third party sales distribution partners and our revenues are derived predominantly through these relationships.

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

We may require additional capital, which may not be available on commercially reasonable terms, or at all. Capital raised through the sale or issuance of equity securities may result in dilution to our shareholders. Failure to obtain such additional capital could have a materially adverse impact on our business development.

Our future business activities, the development or acquisition of new or enhanced products and services, the acquisition of additional computer and network equipment, the costs of compliance with government regulations and future expansions including acquisitions will require us to make significant capital expenditures. If our available cash resources prove to be insufficient, because of unanticipated expenses, previous acquisitions, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing for any reason, our existing shareholders may experience dilution in their investments. If we obtain debt financing, our business could become subject to restrictions that affect our operations or increase the level of risk in our business. It is also possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.

Our ability to expand through acquisitions involves risks and may not be successful.

As part of our growth strategy, we have made business acquisitions in recent years and we expect to be an active business acquirer in the future.  We anticipate that we will seek to acquire complementary businesses, products and services in the future.  The acquisition and integration of businesses involves a number of risks and challenges, including:

•	Maintaining the acquired business’ customer relationships;
•
Demonstrating to the customers of the acquired business that the acquisition has not resulted in changes that would adversely impact the ability of the acquired business to address the needs of its customers;

•	The operations, technology and personnel of an acquired business may be difficult to integrate;
•	An acquired business may not achieve anticipated revenues, earnings or cash flow;
•	The allocation of management resources to complete a business acquisition may divert management resources from our business and disrupt our day-to-day operations.

There can be no assurance that we will be able to fully integrate all aspects of an acquired business successfully or fully realize the potential benefits of any business combination and our failure to successfully integrate acquired businesses may have a material adverse effect on our financial results and stock price.

Currency exchange rate fluctuations could adversely affect our financial results, which may have an adverse impact on our business, results of operations and financial condition as well as the value of our foreign assets.

Fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition, as well as the value of our foreign assets, which, in turn, may adversely affect reported earnings or losses and the comparability of period-to-period results of operations, with the exception of our newly acquired subsidiary Beanstream.  The U.S. dollar is the functional currency of our operations since substantially all of our operations are conducted in U.S. currency.  As a result, when we are paying any obligation that is denominated in a foreign currency (including, for example, the Beanstream promissory notes which are denominated in Canadian dollars), we must generate the equivalent amount of cash in U.S dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).  Given recent and unexpected fluctuations in the U.S./Canadian currency exchange rate, the amount owing on the Beanstream promissory notes has increased as of March 31, 2008 from approximately U.S. $4,975,000 to approximately U.S. $5,167,000.  Changes in the U.S./Canadian currency exchange rate could have a significant adverse impact on our current liquidity and capital resources and could also have a material  adverse impact on our profitability and results of operations.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to certify and report on our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered chartered accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. In order to achieve effective internal controls we may need to enhance our accounting systems or processes which could increase our cost of doing business. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, financial results and stock price.

We have historically experienced fluctuations in our operating results and expect these fluctuations to continue in future periods, which may result in volatility in our stock price.

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

Our operating results may also fluctuate in the future due to a variety of other factors, including the timing and extent of restructuring, and impairment and other charges that may occur in a given fiscal year, the final disposition of any patent litigation and new changes in accounting rules, such as the requirement to record stock-based compensation expense for employee stock option grants made at fair market value. As a result of these factors, we believe that our fiscal year results are not predictable with any significant degree of certainty, and year-to-year comparisons of our results of operations are not necessarily meaningful. You should not rely on our fiscal year results of operations to predict our future performance.

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

We face competition from a broad and increasing range of vendors which could reduce or eliminate demand for our products and services.

The market for products and services offered to participants in online transactions is highly competitive and is characterized by rapid technological change, evolving industry standards, merchant requirements, pricing competition, rapid rates of product obsolescence, and rapid rates of new product introduction. This market is fragmented and a number of companies offer one or more products or services competitive with ours. We face competition from several providers of online payment processing services, including CyberSource Corporation, Plug & Pay Technologies, Inc., Verisign/PayPal, Inc., Google, Inc. and LinkPoint International, Inc., a subsidiary of First Data Corporation as well as financial services companies, credit card and payment processing companies.  We anticipate continued growth and the formation of new alliances in the market in which we compete, which will result in the entrance of new or the creation of bigger competitors in the future.

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

The demand for many of our products and services could be negatively affected by reduced growth of e-Commerce, delays in the development of the Internet infrastructure, a general economic slowdown or any other event causing a material slowing of consumer spending.

A significant portion of our revenue is derived from transaction processing fees. Any changes in economic factors that adversely affect consumer spending and related consumer debt, or a reduction in check writing or credit and debit card usage, could reduce the volume of transactions that we process, and have a materially adverse effect on our business, financial condition and results of operations. We depend on the growing use and acceptance of the Internet by merchants and customers in Canada and the United States as a means to grow our business. We cannot be certain that acceptance and use of the Internet will continue to grow or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

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

If we do not continue to enhance our existing products and services and develop or acquire new ones, we will not be able to compete effectively.

As part of our business strategy, we are seeking to further penetrate into the transaction payment processing market and to expand our business into new markets or markets that are complementary to our existing transaction payment processing segment operations. If we are not able to successfully expand our penetration into the existing transaction payment processing market or into new or complementary markets, our financial results and future prospects may be harmed. Our ability to increase market penetration and enter new or complementary markets depends on a number of factors, including growth in our existing and targeted markets, our ability to provide products and services to address the needs of those markets and competition in those markets.

The industries in which we do business or intend to do business have been changing rapidly as a result of increasing competition, technological advances, changing consumer payment habits, regulatory changes and evolving industry practices and standards, and we expect these changes will continue.  Current and potential clients have also experienced significant changes as the result of competition and economic conditions. In addition, the business practices and technical requirements of our clients are subject to changes that may require modifications to our products and services. In order to remain competitive and successfully address the evolving needs of our clients, we must commit a significant portion of our resources to:

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

We may not be able to attract, retain or integrate key personnel, including executive officers, which may prevent us from successfully operating our business.

We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel as well as the skills, experience and efforts of our executive officers. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and have a material adverse impact upon our financial results. The loss of any of our executive officers could impair our ability to successfully manage our current business or implement our planned business objectives and our future operations may be adversely affected.

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

Mergers, acquisitions and personnel changes at financial institutions, payment processors and payment technology providers including brick and mortar and e-Commerce retailers may adversely affect our business, financial condition and results of operations. The payments industry continues to consolidate and this consolidation could cause us to lose:

•	current and potential customers; and
•
market share if an entity resulting from a combination of our customers determines that it is more efficient to develop in-house products and services similar to ours or to use our competitors’ products and services.

Estimates of future financial results are inherently unreliable.

From time to time, the Corporation and its representatives may make public predictions or forecasts regarding the Corporation’s future results, including estimates regarding future revenues, expense levels, tax rates, acquisition expenses, capital expenditures, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions and judgments by management regarding the likelihood that certain possible future events will in fact occur. These assumptions and judgments are subject to significant uncertainties and shifting market dynamics, and, as a matter of course, many of them will prove to be incorrect. Further, events that may seem unlikely or relatively certain at the time a given prediction is made may in fact occur or fail to occur. Many of the factors that can influence the outcome of any prediction or projection are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned that any prediction, projection or other forward looking statement made by us should be considered current only as of the date made. Investors are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Corporation and our products and services, when evaluating our prospective results of operations.

We May Not Be Able to Successfully Manage Operational Changes.

Over the last several years, our operations have experienced rapid significant growth in some areas and significant restructurings and cutbacks in others. These changes have created significant demands on our executive, operational, development and financial personnel and other resources. If we achieve future growth in our business, or if we are forced to make additional restructurings, we may further strain our management, financial and other resources. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to continue to improve our operational and financial controls and reporting systems. We cannot ensure that we will be able to successfully manage the future changes in our business.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

Office Space. As of May 31, 2008, we leased office space containing approximately 18,000 square feet of floor space for our operations.  Our principal facilities include:

Location	Approximate Square Feet	Lease Expiration Date	Description

Wichita, Kansas	10,000	December, 2008	Primary/Secondary Collection operations
Phoenix, Arizona	150	June, 2009	Former Data Center Operations
Vancouver, British Columbia	3,400	September, 2013	Administration
Victoria, British Columbia	4,411	September, 2009	Data Center/Transaction Payment Processing Operations

During the fiscal year ended March 31, 2008, we consolidated our four data centers located in Scottsdale and Phoenix, Arizona and Victoria and Saanich, British Columbia into two data centers located in Victoria and Saanich, British Columbia.  Our lease obligations pertaining to the facilities located in Phoenix, Arizona will continue until June 2009.

We consider our current facilities to be adequate for our current needs and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of our operations .

ITEM 3. Legal Proceedings

On March 6, 2007 we received notification that we were named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants violated the Driver’s Privacy Protection Act of Texas regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.   In the case, which was originally filed by the plaintiffs on January 12, 2007, the plaintiffs are seeking, among other things, $2,500 for each instance in which the defendants obtained, disclosed or used personal information, and are claiming that because the Texas database includes the information of approximately 20 million persons, that the mere act of improperly obtaining that database constitutes 20 million violations of the statute by each defendant.  The plaintiffs allege, among other things, that a provider of check verification services (such as LML) should not be allowed to obtain and use Texas’ entire driver’s license database for the purpose of enabling merchants to check driver’s licenses or other forms of identification at the point of sale, and that instead providers of check verification services should only be allowed to obtain the driver’s license numbers of individuals at the time that such individual presents his or her driver’s license to a merchant (in other words, plaintiffs allege that when a customer gets to the cashier and presents a driver’s license to the merchant for the purpose of enabling the merchant to verify such person’s identity when such person is using a credit card or check to purchase goods or services, that this is the first time at which it would be appropriate for a provider of check verification services to obtain such driver’s license number from the state of Texas).  Given the impossibility of first obtaining driver’s license information from the state of Texas at the point of sale in a time-efficient manner, we believe that a finding by the court in favor of the plaintiffs would effectively prohibit merchants from being able to check driver’s licenses or other forms of identification at the point of sale, which we believe would cause an unprecedented disruption in the way goods and services are bought and sold in the U.S.

We believe that the plaintiffs’ allegations are without merit and we intend to vigorously defend them.  We believe that we legally contracted with the State of Texas to obtain the database and that we did so for a proper purpose.  On April 10, 2007, we filed a Motion for Judgment on the Pleadings and to Dismiss for Lack of Subject-Matter Jurisdiction.  Our motion requests dismissal of the action and asserts that the Driver's Privacy Protection Act does not provide a cause of action for plaintiffs' improper obtainment claims and that plaintiffs lack standing because they failed to allege that their personal information was improperly obtained or used.  This motion has not yet been ruled on by the court.  While we can give no assurance as to the ultimate outcome of this lawsuit, we do not expect this lawsuit to have a material adverse effect on our results of operations, financial position or liquidity.

Other than as described herein, we are not currently involved in any material legal proceedings. However, we are party from time to time to additional ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on the results of our operations, financial position or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Security Matters and Issuer Purchases of Equity Securities

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

Fiscal Year Ended March 31:			High	Low

2008	1	Q	$4.48	$2.99
	2	Q	5.00	3.10
	3	Q	4.09	2.74
	4	Q	3.82	1.91

2007	1	Q	$12.21	$3.76
	2	Q	5.33	2.89
	3	Q	4.12	2.57
	4	Q	3.93	3.00

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

Holders of Common Stock

As of May 31, 2008, there were approximately 389 record holders of our common stock, with approximately 26,341,832 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Interest

As of January 1, 2008 and effective March 1, 2008, changes have been made to the Canadian Income Tax Act that eliminate withholding taxes on interest paid (excluding Participating debt interest) to arm’s lengths residents of the US by a Canadian corporation.

Historically, interest paid or credited to a non-resident is subject to a 25% Canadian withholding tax. If, at a time when interest has accrued but is not yet payable, the holder of the debt transfers it to a Canadian resident or, in certain circumstances, a non-resident who carries on business in Canada, part of the proceeds of the disposition may be considered to be interest for Canadian income tax purposes. Previously, under the Treaty, the rate of withholding tax on interest paid to a U.S. resident is 10%.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2008 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan and the 1998 Stock Incentive Plan:

	(A)	(B)	(C)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders[1]	4,207,500	$3.73	5,649,717

Equity compensation plans not approved by security holders[2]	400,000	$3.40	N/A

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between March 31, 2003 and March 31, 2008 with the cumulative return of (i) the NASDAQ Stock Market Index (US) and (ii) the NASDAQ Computer and Data Processing Index (US and Foreign), over the same period. This graph assumes the investment of $100 on March 31, 2003 in our common stock, the NASDAQ Stock Market Index (US) and the NASDAQ Computer and Data Processing Index (US and Foreign), and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the share price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the LML Shares. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable but we are not responsible for any errors or omissions in such information.
______________________________
[1]	These plans consist of: (i) the 1996 Stock Option Plan, and (ii) the 1998 Stock Incentive Plan
[2]
These securities consist of warrants issued to Ladenburg Thalmann & Co., Inc. who acted as placement agent and financial advisor to LML in connection with the private placement transaction with Millennium Partners LLP completed on March 31, 2008.  The warrants are exercisable for 400,000 shares of LML's common stock for a period of five years from March 26, 2008 at a price of $3.40 per share.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report on Form 10-K or future filings made by us under those statutes, the stock price performance graph is not considered "soliciting material," is not deemed "filed" with the SEC and is not deemed to be incorporated by reference into any of those prior filings or into any future filings made by us under those statues.

Total Returns Index for:	3/03	3/04	3/05	3/06	3/07	3/08

LML Payment Systems Inc.	100.00	113.22	92.95	162.48	59.49	55.77
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
NASDAQ Computer and Data Processing	100.00	124.00	134.00	156.97	171.51	164.93

ITEM 6. Selected Financial Data

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.  We have derived the statement of operations data for the fiscal years ended March 31, 2006, 2007 and 2008 and the balance sheet data as at March 31, 2007 and 2008 from the audited financial statements included elsewhere in this report.  The statement of operations data for the fiscal years ended March 31, 2004 and 2005 and the balance sheet data as at March 31, 2004, 2005 and 2006 were derived from audited financial statements that are not included in this report.  Historical results are not necessarily indicative of results to be expected for future periods.

Table of Selected Financial Data1
Year Ended March 31
(Presented under Canadian and U.S. GAAP)
 (Amounts in thousands, except per share data)

	2008	2007	2006	2005	2004

Statement of operations data:
Revenue	$11,328	$6,554	$5,458	$6,658	$8,740
Loss from continuing operations[2]	(2,221)	(1,073)	(4,647)	(4,150)	(2,316)
Discontinued operations[3]	-	-	-	-	588
Net loss[2]	(2,221)	(1,073)	(4,647)	(4,150)	(1,728)
Loss from continuing operations per share – basic	(.10)	(.05)	(.23)	(.21)	(.12)
Loss from continuing operations per share – diluted	(.10)	(.05)	(.23)	(.21)	(.12)
Net loss per share – basic	(.10)	(.05)	(.23)	(.21)	(.09)
Net loss per share – diluted	(.10)	(.05)	(.23)	(.21)	(.09)
Weighted average number of common shares outstanding – basic	21,869	20,206	20,164	20,012	19,606
Weighted average number of common shares outstanding – diluted	21,869	20,206	20,164	20,012	19,606
Balance sheet data:
Current assets	$16,826	$11,148	$4,753	$7,318	$6,713
Total assets	39,642	13,679	6,078	9,070	9,759
Current liabilities	13,185	2,860	1,725	1,204	1,076
Long-term debt, less current portion	2,613	727	-	23	56

[1]	The financial information set forth in this table for the fiscal years ended March 31, 2004, 2005, 2006, 2007 and 2008 includes our accounts on a consolidated basis.

[2]
Loss from continuing operations and net loss for the fiscal years ended March 31, 2008, 2007 and 2006 include stock-based compensation expenses of approximately $1,287,000, $ 877,000 and $ 904,000, respectively, resulting from our adoption of new accounting standards in fiscal 2004 requiring fair value accounting for all stock options issued during the year.

[3]
During the fiscal year ended March 31, 2004 we sold the Wildwood Estates property for gross proceeds of approximately $2.4 million.  The decision to discontinue operations of this business segment resulted from an opportunity to sell the property and consequently remove a business segment no longer consistent with our business strategy.  The results of these discontinued operations have been reclassified in the statements of operations and deficit and cash flows for the fiscal year ended March 31, 2004.

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

Overview

LML Payment Systems Inc. is a financial payment processor operating three separate lines of business:  transaction payment processing, intellectual property licensing and check processing/software licensing. Our transaction payment processing services consist predominantly of Internet-based services, while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  With the completion of our 2007 acquisition of Beanstream (which had a strong Internet-based product and service offering), we expect that our transaction payment processing services will be our principal line of business for the foreseeable future, while our other lines of business (including the electronic check processing services that we have historically relied on for a significant source of revenue) will become less important to our overall service offerings and less significant to the financial performance of our company.

TPP Segment

Our Transaction Payment Processing Operations (“TPP”) involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 6,000 customers primarily in Canada.

IPL Segment

Our Intellectual Property Licensing Operations ("IPL") involve licensing our intellectual property estate, which includes five U.S. patents describing electronic check processing methods.  When we provide clients licenses to our intellectual property estate, we typically earn revenue or other income from ongoing royalty fees and, in some cases, release fees for potential past infringement. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer this revenue and recognize the revenue ratably over the license term.

CP/SL Segment

Our Check Processing/Software Licensing Operations ("CP/SL") involve primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.  Our check processing services, which are provided in the United States, include services such as return check management such as traditional and electronic recovery services to retail clients.  When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.

We also provide mainframe payment processing software modules and rights to use our intellectual property to retailers and other payment processors.  When we provide mainframe based payment software modules we typically earn revenue by way of a fixed software license fee.  In some instances we also earn revenue by way of royalties that are typically based upon a fixed sale price or on a usage or transaction basis. We provide our check processing services from our office location in Wichita, Kansas.

Management believes that certain trends in the use of electronic payments may be due to changes in the financial behavior of consumers and businesses, particularly when it comes to payment method of choice.  We believe that electronic payment methods are being used in greater frequency in transactions where traditionally, checks and cash may have been the preferred method of payment used in the past.  While we anticipate the use of electronic payments to increase, we also expect the number of checks written generally to decrease.  Based upon this assessment and during the fiscal year 2008, we undertook an evaluation regarding the provision of certain check processing and software licensing services.  In performing this evaluation, management considered the profitability of each service, the current growth prospects for each service, and whether each service could be consolidated on to our most efficient processing platform.  We determined that certain CP/SL services were profitable and could be consolidated onto an efficient processing platform, and we also determined that certain CP/SL services were not profitable nor had a high prospect for growth and could be terminated.  During the third quarter of fiscal 2008, we notified affected customers of our decision and during the fourth quarter of fiscal 2008 we consolidated our four data centers,  located in Scottsdale and Phoenix, Arizona and Victoria and Saanich, British Columbia, which were running two distinct processing platforms, into the two data centers with a single processing platform located in Victoria and Saanich, British Columbia.  We believe the impact of these operational adjustments should result in reduction of CP/SL segment revenue of approximately $640,000 per year  and a reduction in CP/SL costs of operations of approximately $1.6 million per year, for a net savings of approximately $960,000 per year.

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

Acquisition of Beanstream Internet Commerce Inc.

On April 30, 2007, we entered into an arrangement agreement to acquire all of the outstanding capital stock of Beanstream, a leading provider of authentication and Internet payment processing solutions that is based in Victoria, British Columbia.  The transaction closed on June 30, 2007.  The purchase price originally agreed to in the arrangement agreement was approximately CDN$19.5 million (U.S.$18.3 million) consisting of CDN$7.6 million in cash (U.S.$7.1 million), CDN$5.0 million (U.S.$4.7 million) in two-year promissory notes and CDN$6.9 million (U.S.$6.5 million) in our common stock paid at closing.  Former Beanstream shareholders could also receive up to an additional CDN$2.0 million (U.S.$1.9 million) in our common stock if certain revenue milestones are reached by June 30, 2008.    Pursuant to the arrangement agreement, the Beanstream shareholders had an option to elect to accept our shares in lieu of a portion of the cash consideration.  The amount of the share-for-cash election was not known until June 27, 2007, therefore, the measurement date for the consideration that we paid was determined to be June 27, 2007 rather than April 30, 2007.  Consequently, the measurement date is June 27, 2007 and the total purchase price paid was U.S. $22,128,751.  The increase in purchase price from the U.S.$18.3 million above to the $22.1 million recorded was a result of changes in the Canadian/U.S. currency exchange rate and increases in the trading price of our common stock between April 30, 2007 and June 27, 2007, and also due to a finders fee and other transaction costs related to the acquisition.

Since the acquisition date of June 30, 2007, we have included the accounts of Beanstream in our consolidated balance sheet for the fiscal year ended March 31, 2008 and our consolidated statements of operations and deficit and consolidated statements of cash flows for the fiscal year ended March 31, 2008.

Results of Operations

Fiscal year 2008 compared to Fiscal year 2007

Revenue

Total revenue for fiscal year 2008 was approximately $11,328,000, an increase of approximately 72.8% from total revenue of approximately $6,554,000 for fiscal year 2007.  This increase is primarily attributable to an increase in revenue associated with the inclusion of revenue from our TPP segment for the first time commencing on July 1, 2007.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees and has been included in our fiscal results for the first time during the fiscal year ended March 31, 2008 as a result of the acquisition of Beanstream on June 30, 2007. Transaction fees for fiscal year 2008 were approximately $4,608,000; the amortized portion of one-time set-up fees recognized was approximately $98,000 for fiscal year 2008; and monthly gateway fees for fiscal year 2008 were approximately $699,000.

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $49,000 from approximately $1,719,000 for fiscal year 2007 to approximately $1,670,000 for fiscal year 2008.   The licensing revenue of approximately $1,670,000 consists of: (i) approximately $1,224,000, net of legal fees, pertaining to one granted license; and (ii) approximately $446,000 related to aggregate licenses providing running royalties.

CP/SL Segment

Revenue from electronic check verification was approximately $327,000 for fiscal year 2008, approximately a 55.2% decrease from revenue from electronic check verification of approximately $730,000 for fiscal year 2007. This decrease is primarily attributable to the non-renewal of certain direct contracts with independent stores represented by Grocers Supply Company Inc. which previously accounted for approximately 28% of our revenue from electronic check verification.

Revenue from our primary check collections business decreased approximately 20.2% from approximately $779,000 for fiscal year 2007 to approximately $622,000 for fiscal year 2008. Revenue from our secondary check collections business decreased approximately 8.8% from approximately $2,534,000 for fiscal year 2007 to approximately $2,311,000 for fiscal year 2008. The decrease in revenue from our secondary check collections business was primarily attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $370,000 for fiscal year 2008, versus approximately $363,000 for fiscal year 2007.  We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

During our fiscal year 2008, we ceased providing certain CP/SL segment services, including electronic check verification. As a result, during the fourth quarter of our fiscal year 2008, we consolidated our four data centers into two. We believe the impact of these operational adjustments will be a reduction of our CP/SL revenue of approximately $640,000 per year. See “Item 7 – Overview - CP/SL Segment”.

Costs of operations

Costs of operations were approximately $7,685,000 for fiscal year 2008 as compared to approximately $4,838,000 for fiscal year 2007.  Costs of operations includes stock-based compensation expense of approximately $424,000 and approximately $81,000 for the fiscal years 2008 and 2007, respectively.  For fiscal year 2008, costs of operations as a percentage of revenue decreased to approximately 67.8% compared to approximately 73.8% for fiscal year 2007. In fiscal year 2008, costs of operations were approximately $1,067,000 in the first quarter, approximately $2,069,000 in the second quarter, approximately $2,366,000 in the third quarter and approximately $2,183,000 in the fourth quarter.

TPP Segment

Costs of operations of our TPP segment consist of bank transaction fees, credit card processing fees, commissions, dataport/telecom costs, personnel costs and telecommunication costs.  Costs of operations for fiscal year 2008 were approximately $3,469,000.

Costs of TPP revenue and gross profit for fiscal year 2008 were as follows:

	$	% of Revenue

Cost of TPP revenue	2,740,000	48.7
Gross profit	2,897,000	51.3

CP/SL Segment

Costs of operations relating to our CP/SL segment consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. CP/SL costs were approximately $3,789,000 compared to approximately $4,756,000 for fiscal years 2008 and 2007, respectively, a decrease in CP/SL costs of operation of approximately 20.3%. This decrease is primarily attributable to the cost savings associated with our combination of operations of our primary check collections business, previously located in Dallas, Texas, with our secondary check collections business located in Wichita, Kansas, which took place during fiscal year 2007.

In addition, during fiscal year 2008, we ceased providing certain CP/SL segment services.  As a result, during the fourth quarter of our fiscal year 2008, we consolidated our four data centers into two.  We believe the impact of these operational adjustments will be a reduction in CP/SL costs of operations of approximately $1,600,000 per year. See “Item 7 - Overview - CP/SL Segment”.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses increased to approximately $3,189,000 from approximately $2,886,000 for fiscal years 2008 and 2007, respectively, an increase of approximately $303,000 or approximately 10.5%. The increase in sales, general and administrative expense is primarily attributable to the inclusion of our TPP segment’s sales, general and administrative expenses of approximately $168,000 for the first time during our fiscal year 2008. The increase in sales, general and administrative expenses is also partially attributable to an increase of approximately $67,000 in stock-based compensation expense from approximately $796,000 for fiscal year 2007 to approximately $863,000 for fiscal year 2008.

Amortization and depreciation

Amortization on intangibles increased to approximately $537,000 for fiscal year 2008 from approximately $164,000 for fiscal year 2007.  The increase was primarily attributable to amortization on acquired intangible assets resulting from our acquisition of Beanstream on June 30, 2007. Depreciation expenses relating to our system software and other software increased to approximately $94,000 for fiscal year 2008 from approximately $40,000 for fiscal year 2007.    Depreciation expense for capital assets increased to approximately $274,000 for fiscal year 2008 from approximately $132,000 for fiscal year 2007.

Foreign exchange loss

Foreign exchange loss increased to approximately $230,000 from approximately $3,000 for fiscal year 2008 and 2007, respectively. The increase in foreign exchange loss was primarily attributable to an unrealized foreign exchange loss of approximately $178,000 relating to the conversion of the Canadian dollar denominated two-year promissory notes into U.S. dollars at March 31, 2008 closing exchange rates. The U.S. dollar weakened by approximately 3.9% from the date we issued the two-year promissory notes to the March 31, 2008 date.

Other (expenses) income, net

During the fiscal year 2008 we had net other expenses of approximately $247,000 compared to net other income of approximately $617,000 for the fiscal year 2007.  Net other expenses for fiscal year 2008 consist primarily of approximately $247,000 in costs relating to the consolidation of our four data centers into two which was completed during our fourth quarter of fiscal 2008. Net other income for fiscal year 2007 consists primarily of (i) approximately $377,000, net of legal fees, attributable to specific release provisions contained in two of the license agreements we entered into in April 2006, (ii) approximately $43,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of these licenses, and (iii) approximately $208,000 related to a State sales tax refund resulting from the conclusion of a State sales tax audit performed during our fiscal year 2007.

Gain/(loss) on disposal/abandonment of capital assets

Loss on disposal/abandonment of capital assets for fiscal year 2008 was approximately $726,000 compared to a gain on disposal/abandonment of capitals assets for fiscal year 2007 of approximately $7,000. The loss on disposal/abandonment of capital assets for fiscal 2008 consist primarily of costs relating to the consolidation of our four data centers into two and the consequential consolidation of two distinct processing platforms into a single processing platform. We disposed and abandoned the two IBM Mainframes which were running the processing platform that was consolidated during the fourth quarter of our fiscal year 2008.

Interest income

Interest income for fiscal year 2008 decreased to approximately $406,000 from approximately $475,000 for fiscal year 2007.  The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments.

Interest expense

Interest expense increased to approximately $359,000 in fiscal year 2008 compared to approximately $13,000 in fiscal year 2007. The increase in interest expense was primarily attributable to approximately $297,000 in interest accrued on the two-year promissory notes for fiscal year 2008.

Income Taxes

Income taxes increased to approximately $614,000 from approximately $38,000 for fiscal year 2008 and 2007, respectively. The increase in income taxes was primarily attributable to a provision for income taxes in the amount of approximately $586,000 recorded for our TPP segment. We expect our TPP segment to have taxable income for the current fiscal year and, therefore, have recorded a provision for income taxes.  We are presently exploring our options as they pertain to the utilization of our Canadian tax losses against the future taxable income of our TPP segment.

We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. At this time, we consider it more likely than not that the future tax assets will not be realized through future taxable income. Accordingly, a valuation allowance of 100% has been provided against these future tax assets at March 31, 2008 and 2007.

Net Loss

Net loss was approximately $2,221,000 for fiscal year 2008 and approximately $1,073,000 for fiscal year 2007.  Net loss per both basic and diluted shares was approximately ($0.10) for fiscal year 2008, as compared to approximately ($0.05) for fiscal year 2007.

Results of Operations

Fiscal year 2007 compared to Fiscal year 2006

Revenue

Total revenue for fiscal year 2007 was approximately $6,554,000, an increase of approximately 20.1% from total revenue of approximately $5,458,000 for fiscal year 2006.  This increase is primarily attributable to an increase in revenue from licensing our patented intellectual property.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $1,572,000 from approximately $147,000 for fiscal year 2006 to approximately $1,719,000 for fiscal year 2007.   The licensing revenue of approximately $1,719,000 consists of: (i) approximately $143,000, net of legal fees, pertaining to one granted license; (ii) approximately $1,224,000, net of legal fees, representing the recognized current period portion of deferred revenue from a second granted license; and (iii) approximately $352,000 related to aggregate licenses providing running royalties.

CP/SL Segment

Revenue from electronic check verification was approximately $730,000 for fiscal year 2007, approximately a 32.9% decrease from revenue from electronic check verification of approximately $1,088,000 for fiscal year 2006. This decrease is primarily attributable to certain existing customers negotiating a reduction in the per transaction pricing of our enhanced electronic check verification services when they entered into contract renewals with us during the first quarter of our fiscal year 2007.

Revenue from our primary check collections business decreased approximately 23.9% from approximately $1,024,000 for fiscal year 2006 to approximately $779,000 for fiscal year 2007. The reduction in revenue from our primary check collections business was primarily attributable to an overall reduction of approximately 28% in new returned check volume provided to us for primary collection services. We believe this reduction may be attributable to better check verification services we are providing to some of our customers and fewer paper checks being processed by some of our customers. In light of trending decreases in revenue from our primary check collections business, during the fiscal year 2007, we implemented a plan to combine the operations of our primary check collections business located in Dallas, Texas with our secondary check collections business located in Wichita, Kansas.  This combination of operations coincided with the expiration of our property leases for our Dallas facilities.  The total one-time cost associated with this combination of operations was approximately $68,000.  We believe this combination will produce new operating efficiencies, including a significant reduction in our future primary check collection costs of operations without significantly impacting our existing revenue from our primary check collections business.

Revenue from our secondary check collections business increased approximately 15.5% from approximately $2,193,000 for fiscal year 2006 to approximately $2,534,000 for fiscal year 2007. The increase in revenue from our secondary check collections business was primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

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

Costs of operations

Costs of operations were approximately $4,838,000 for fiscal year 2007 as compared to approximately $4,601,000 for fiscal year 2006.  Costs of operations includes stock-based compensation expense of approximately $81,000 for fiscal year 2007 and nil for fiscal year 2006.  For fiscal year 2007, costs of operations as a percentage of revenue decreased to approximately 73.8% compared to approximately 83.6% for fiscal year 2006. In fiscal year 2007, costs of operations were approximately $1,265,000 in the first quarter, approximately $1,219,000 in the second quarter, approximately $1,277,000 in the third quarter and approximately $1,077,000 in the fourth quarter.

CP/SL Segment

Costs of operations relating to our CP/SL segment consist of transaction processing costs, personnel costs, equipment related costs and telecommunication costs. CP/SL costs were approximately $4,756,000 for fiscal year 2007 as compared to approximately $4,597,000 for fiscal year 2006.

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of stock-based compensation expense, personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased to approximately $2,886,000 from approximately $4,753,000 for the fiscal year 2007 and 2006, respectively, a decrease of approximately $1,867,000 or approximately 39.3%. The decrease in sales, general and administrative expense is primarily attributable to a decrease in legal fees of approximately $1,428,000 from approximately $1,480,000 for fiscal year 2006 to approximately $52,000 for fiscal year 2007.  This decrease is attributable to the settlement of the patent infringement suit we filed in fiscal 2005 and settled in the first quarter of fiscal 2007.

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

Other (expenses) income, net

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

Interest income

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

Net Loss

Net loss was approximately $1,073,000 for fiscal year 2007 and approximately $4,647,000 for fiscal year 2006.  Net loss per both basic and diluted shares was approximately ($0.05) for fiscal year 2007, as compared to approximately ($0.23) for fiscal year 2006.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $3,641,000 in working capital as of March 31, 2008 compared to approximately $8,288,000 in working capital as of March 31, 2007. The decrease in working capital was primarily attributable to our acquisition of Beanstream which was completed on June 30, 2007. The purchase price included cash consideration of approximately $7,154,000 and two-year promissory notes which were approximately $4,693,000 on the closing date and were approximately $5,167,000 at March 31, 2008, the increase partially attributable to foreign currency exchange rate fluctuations. Our decrease in our March 31, 2008 working capital balance of approximately $4,647,000 was primarily attributable to the cash consideration paid of approximately $7,154,000 and the current portion of the two-year promissory notes totaling approximately $2,732,000 offset by net cash consideration received from a private placement of common shares of approximately $6,690,000. Cash provided by operating activities decreased approximately $6,919,000 from approximately $7,459,000 for fiscal year 2007 to approximately $540,000 for fiscal year 2008. The decrease in cash provided by operating activities was primarily attributable to consideration we received of approximately $16,000,000 (less special fee arrangements we paid Kirkland & Ellis of approximately $7,100,000) resulting from the three settlement and license agreements we entered into during the fiscal year 2007. Cash used in investing activities was approximately $7,334,000 for fiscal year 2008 as compared to approximately $969,000 for fiscal year 2007, an increase in cash used in investing activities of approximately $6,365,000. The increase in cash used in investing activities was primarily attributed to the acquisition of Beanstream, net of cash acquired of approximately $7,287,000. Cash provided by financing activities was approximately $6,193,000 for fiscal year 2008 as compared to cash used in financing activities of approximately $18,000 for fiscal year 2007. The increase in cash provided by financing activities was primarily due to the net proceeds of approximately $6,690,000 resulting from a private placement of our common shares during fiscal year 2008.

We anticipate positive cash flows from our operating activities in fiscal 2009.

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

Contingencies

On March 6, 2007 we received notification that we were named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants violated the Driver’s Privacy Protection Act of Texas regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database  of names, addresses and other personal information.   See “Item 3 – Legal Proceedings”.  We believe that these allegations are without merit and we intend to vigorously defend them.  While we can give no assurance as to the ultimate outcome of this lawsuit, we do not expect this lawsuit to have a material adverse effect on our results of operations, financial position or liquidity.

Contractual Obligations

In our prior fiscal year ended March 31, 2007, we entered into a three year lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling $1,139,000. During the fourth quarter of our fiscal year 2008, we consolidated our four data centers. Consequently, two components of the IBM Mainframes were sold and we remain contractually obligated with respect to the balance of $400,000 as at March 31, 2008 which will be satisfied with monthly payments over the remaining twenty-two (22) months of the lease agreement. Also in our prior fiscal year 2007, we entered into a three year financing arrangement with Xerox Canada Ltd. to finance an equipment purchase.

The following table summarizes our significant contractual obligations and commitments as of March 31, 2008:

	Payments due by:
	(in thousands)

		Less than	1 to 3	4 to 5	More than
	Total	1 year	years	years	5 years

Long-Term Debt Obligations	$5,167	$2,732	$2,435	$-	$-
Capital Lease Obligations	404	221	183	-	-
Operating Lease Obligations	377	307	70	-	-
Purchase Obligations	243	186	57	-	-
Total	$6,191	$3,446	$2,745	$-	-

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

TPP Segment

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

IPL Segment

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

CP/SL Segment

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

Valuation of Other Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of our other long-lived assets, primarily our patents and our transaction processing software, equipment and other intangible assets, may warrant revision or may not be recoverable.  When there are indications that such assets should be evaluated for possible impairment, we perform an impairment test in accordance with CICA Section 3063 and SFAS No. 144: “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The impairment test involves calculating an estimate of undiscounted cash flows to be earned from future operations and recording an impairment charge, if any, in the statement of operations based on the difference between the asset’s book value and its fair value.  In the opinion of management, our long-lived assets are appropriately valued as of March 31, 2008 and 2007.

Stock-Based Compensation

We issue stock options to our employees and directors under the terms of our 1996 Stock Option Plan and our 1998 Stock Incentive Plan.  Canadian GAAP previously provided two alternative methods of accounting for stock options under the terms and conditions we typically issue such options. Alternative one was to estimate the fair value of the stock option on the date of grant and recognize that value as an expense to operations over the stock option’s vesting period (“Alternative One”).  Alternative two was to estimate the fair value of the stock option on the date of grant but only reflect the impact in a pro-forma disclosure setting forth compensation expense as if the fair value method was used in the Corporation’s financial statements and forego adjusting the consolidated statements of operations (“Alternative Two”).   During the fiscal year 2004, CICA released revised transitional provisions for voluntary adoption of Alternative One.  These provisions permit a prospective application of the Alternative One recognition provisions to accounting for stock options not previously accounted for at fair value, provided we elect to apply the Alternative One method to those stock options granted starting for our  fiscal year 2004.  We adopted these transitional provisions during our fiscal year 2004 and, therefore, stock options granted during the fiscal years 2004, 2005, 2006, 2007 and 2008 have been recognized under Alternative One and presented as stock-based compensation expense in our consolidated statements of operations.  Stock options granted in previous fiscal years have continued to be accounted for under the Alternative Two method with stock-based compensation expense reflected in a pro-forma disclosure.  Stock options granted in future fiscal years will be accounted for under the Alternative One method with stock-based compensation recognized as an expense to operations over the stock options’ vesting period.

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

Foreign Currency Translation

Our functional (except as described below) and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651 “Foreign Currency Translation” (which is consistent with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”) “Foreign Currency Translation”) using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

The functional currency of our newly-acquired Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with CICA 1651 and SFAS No. 52.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the year are used to translate Beanstream’s revenues and expenses.  The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as such term is defined in Item 303(a) (4) of Regulation S-K.

Summary Quarterly Financial Data (Unaudited)

The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2008 and March 31, 2007 (in thousands, except share data):

	Year Ended March 31, 2008

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$1,456	$3,183	$3,398	$3,291
Net loss	(248)	(181)	(228)	(1,564)
Basic net loss per common share	(0.01)	(0.01)	(0.01)	(0.07)
Diluted net income loss per common share	(0.01)	(0.01)	(0.01)	(0.07)

	Year Ended March 31, 2007

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$1,796	$1,651	$1,516	$1,592
Net income (loss)	184	(419)	(924)	86
Basic net income (loss) per common share	.01	(.02)	(.05)	.01
Diluted net income (loss) per common share	.01	(.02)	(.05)	.01

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2008, our marketable securities were recorded at a fair value of approximately $1,401,000, with an overall weighted average return of 4.14% and an overall weighted average life of less than three months. Our marketable securities have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (9% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2008.  The fair value of our debt approximates its carrying value. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

Foreign Exchange Risk

The U.S. dollar is the functional currency of our operations since substantially all of our operations are conducted in U.S. currency.  As a result, when we are paying any obligation that is denominated in a foreign currency (including, for example, the Beanstream promissory notes), we must generate the amount of cash in U.S. dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).  Given recent and unexpected fluctuations in the U.S./Canadian currency exchange rate, the amount owing on the Beanstream promissory notes has increased as of March 31, 2008 from approximately U.S. $4,975,000 to approximately U.S. $5,167,000.  In addition, we have operations in Canada, which are denominated in local currency.  Accordingly, we are exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to shareholders’ equity until realized.  Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar might have a material adverse effect on our results of operations and financial condition.

During the fourth quarter of fiscal 2008, we entered into various contractual arrangements with the right to purchase $1,000,000 Canadian using U.S. dollars at a pre-determined foreign exchange rates. The rights must be executed between the periods of June 16 to June 27, 2008.

ITEM 8.	Financial Statements and Supplementary Data

Information called for by this item is set forth in our Consolidated Financial Statements contained in this report. Our Consolidated Financial Statements begin in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary Quarterly Financial Data (Unaudited)" and at page F-1.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2008.

The Company acquired Beanstream Internet Commerce Inc. (“Beanstream”) on June 30, 2007. Management excluded Beanstream’s internal control over financial reporting from its assessment of the effectiveness of internal control over financial reporting as of March 31, 2008.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by Grant Thornton, LLP, an Independent Registered Chartered Accounting Firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by management, including the Chief Executive Officer and the Chief Accounting Officer, there were no changes in our internal controls during the fourth quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

To The Board of Directors and Shareholders of LML Payment Systems Inc.

We have audited LML Payment Systems Inc. and subsidiaries’ (together, the “Corporation”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and Internal Control – Integrated Framework.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

In conducting management’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded, due to its size and complexity, Beanstream Internet Commerce Inc, which was recently acquired on June 30, 2007. Beanstream constituted 50% of the Corporation’s total revenues for the year ended March 31, 2008. Our audit of internal control over financial reporting of the Corporation did not include an evaluation of the internal control over financial reporting of Beanstream Internet Commerce Inc.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In our opinion, the Corporation maintained, in all material respects effective internal control over financial reporting as of March 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LML Payment Systems Inc. and subsidiaries as of March 31, 2008 and 2007 and the consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period  ended March 31, 2008 and our report dated June 19, 2008 expresses an unqualified opinion on those financial statements.

Vancouver, Canada	/s/ GRANT THORNTON LLP
June 19, 2008	Chartered Accountants

ITEM 9B.    Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information on our directors, executive officers, and audit committee, compliance with Section 16(a) of the Exchange Act and our code of ethics applicable to our Chief Executive Officer and Chief Accounting Officer will be contained in our Proxy Statement for our 2008 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2008, and is incorporated herein by reference.

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

There were no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors implemented during fiscal 2008.

ITEM 11.	Executive Compensation

Information on compensation of our directors and executive officers will be contained in our Proxy Statement for our 2008 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2008, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Security Matters

Information on the securities ownership of certain beneficial owners and our management will be contained in our Proxy Statement for our 2008 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2008, and is incorporated herein by reference.

Information required by Item 201(d) of Regulation S-K is set forth under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

Information on certain relationships and related transactions will be contained in our Proxy Statement for our 2008 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2008, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be contained in our Proxy Statement for our 2008 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2008, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

Page	Description

F-1	Grant Thornton LLP, Report of Independent Registered Chartered Accounting Firm

F-2	Consolidated Balance Sheets at March 31, 2008 and 2007

F-3	Consolidated Statements of Operations for each of the three years ended March 31, 2008, 2007 and 2006

F-4	Consolidated Statements of Shareholders' Equity for each of the three years ended March 31, 2008, 2007 and 2006

F-5	Consolidated Statements of Cash Flows for each of the three years ended March 31, 2008, 2007 and 2006

F-6	Notes to Consolidated Financial Statements

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

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 0-13959)).

3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 0-13959)).

10.1
Securities Purchase Agreement dated as of March 26, 2008, between LML Payment Systems Inc. and Millennium Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 26, 2008 of LML (file 0-13959)).

10.2
Registration Rights Agreement dated as of March 26, 2008, between LML Payment Systems Inc. and Millennium Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated March 26, 2008 of LML (file 0-13959)).

10.3
Warrant dated as of March 26, 2008, between LML Payment Systems Inc. and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K dated March 26, 2008 of LML (file 0-13959)).

10.4	Employment agreement between LML Payment Systems Inc. and Patrick H. Gaines dated March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 31, 2008 of LML (file 0-13959)).

10.5	Employment agreement between LML Payment Systems Inc. and Richard R. Schulz dated March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K dated March 31, 2008 of LML (file 0-13959)).

10.6	Employment agreement between LML Payment Systems Inc. and Carolyn L. Gaines dated March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 31, 2008 of LML (file 0-13959)).

21*	Subsidiaries of LML

23.1*	Consent of Grant Thornton LLP

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32 *	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

_______
* filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Patrick H. Gaines
Patrick H. Gaines
Chairman of the Board, Chief Executive Officer and President

Date: June 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

	Title	Date

/s/ Patrick H. Gaines	Chairman of the Board, Chief Executive Officer, President and Director	June 19, 2008
Patrick H. Gaines	(Principal Executive Officer)

/s/ Richard R. Schulz	Controller and Chief Accounting Officer	June 19, 2008
Richard R. Schulz	(Principal Financial and Accounting Officer)

/s/ L. William Seidman	Director	June 19, 2008
L. William Seidman

/s/ Jacqueline Pace	Director	June 19, 2008
Jacqueline Pace

/s/ Greg A. MacRae	Director	June 19, 2008
Greg A. MacRae

Consolidated Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

To the Shareholders
LML Payment Systems Inc.

We have audited the accompanying consolidated balance sheets of LML Payment Systems Inc. and subsidiaries (together, the “Corporation”) as of March 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three  years in the period ended March 31, 2008.  These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems Inc. and subsidiaries as of March 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in accordance with Canadian generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LML Payment Systems Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 19, 2008 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America.  Information relating to the nature and effect of such differences is presented in Note 16 to the consolidated financial statements.

Vancouver, Canada	/s/ GRANT THORNTON LLP
June 19, 2008	Chartered Accountants

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	Years Ended March 31,

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 6)	$9,749,768	$10,163,008
Funds held for merchants (Note 6)	5,833,617	-
Restricted cash (Note 5(a))	250,000	250,000
Accounts receivable, less allowance of $32,168 (2007: $23,388)	719,301	330,055
Prepaid expenses	273,751	405,213
Total current assets	16,826,437	11,148,276

PROPERTY AND EQUIPMENT, net (Notes 7 and 10)	246,828	1,362,003

PATENTS (Note 8)	788,473	943,985

RESTRICTED CASH (Note 5(a))	153,619	-

OTHER ASSETS	23,247	224,263

GOODWILL	15,903,077	-

INTANGIBLE ASSETS (Note 9)	5,700,637	-

Total assets	39,642,318	13,678,527

LIABILITIES
CURRENT LIABILITIES
Accounts payable	1,745,679	659,111
Accrued liabilities	648,661	309,677
Corporate taxes payable	573,240	-
Funds due to merchants (Note 6)	5,833,617	-
Current portion of obligations under capital lease (Note 10)	203,366	360,179
Current portion of promissory notes (Note 4)	2,731,923	-
Current portion of deferred revenue	1,448,921	1,531,260
Total current liabilities	13,185,407	2,860,227

OBLIGATIONS UNDER CAPITAL LEASE (Note 10)	177,573	726,806

PROMISSORY NOTES (Note 4)	2,435,460	-

DEFERRED REVENUE	4,606,379	5,859,628

Total liabilities	20,404,819	9,446,661

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY

CAPITAL STOCK
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 26,341,832 issued and outstanding (2007:20,207,094)	48,071,980	32,774,368

ACCUMULATED OTHER COMPREHENSIVE LOSS	(19,046)	-
CONTRIBUTED SURPLUS (Note 11(b))	5,391,187	3,443,292
DEFICIT	(34,206,622)	(31,985,794)
Total shareholders’ equity	19,237,499	4,231,866

Total liabilities and shareholders’ equity	39,642,318	13,678,527

See accompanying notes to the consolidated financial statements.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In U.S. Dollars, except share data)

	Years ended March 31,

	2008	2007	2006

REVENUE	$11,327,878	$6,554,191	$5,458,029

COSTS AND EXPENSES
Cost of operations (includes stock-based compensation expense of $424,155 (2007-$81,321; 2006-$0))	7,684,769	4,838,374	4,600,766
Sales, general and administrative expenses (includes stock-based compensation expense of $863,055 (2007-$796,012; 2006-$903,778))	3,188,510	2,885,811	4,752,718
Amortization and depreciation	905,488	335,555	616,592

LOSS BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	(450,889)	(1,505,549)	(4,512,047)

Foreign exchange gain (loss)	(229,661)	(2,545)	(5,675)
Other income (expenses), net (Note 10)	(246,918)	616,571	-
(Loss) gain on disposal/abandonment of capital assets (Note 10)	(726,325)	7,000	-
Interest income	406,063	475,368	142,311
Interest expense	(358,756)	(12,700)	(10,041)
Settlement expenses	-	(45,000)	(235,778)
Due diligence expenses	-	(567,562)	-

LOSS BEFORE INCOME TAXES	(1,606,486)	(1,034,417)	(4,621,230)

Income taxes (Note 13)	614,342	38,446	25,863

NET LOSS	(2,220,828)	(1,072,863)	(4,647,093)

NET LOSS PER SHARE, basic and diluted	(0.10)	(0.05)	(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING, basic and diluted (Note 11(a))	21,869,404	20,206,412	20,164,279

See accompanying notes to the consolidated financial statements.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)

				Accumulated
				other
	Common		Contributed	Comprehensive
	Shares	Amount	Surplus	Income (Loss)	Deficit	Total
Balance as at March 31, 2005	20,145,594	$32,476,693	$1,631,471	$-	$(26,265,838)	$7,842,326

Exercise of stock options	48,500	233,325	-	-	-	233,325
Stock-based compensation (Note 11(c))	-	-	903,778	-	-	903,778
Stock-based compensation – future income taxes	-	-	9,063	-	-	9,063
Net loss	-	-	-	-	(4,647,093)	(4,647,093)
Other comprehensive income (loss)	-	-	-	-	-	-
Balance as at March 31, 2006	20,194,094	32,710,018	2,544,312	-	(30,912,931)	4,341,399

Exercise of stock options	13,000	64,350	-	-	-	64,350
Stock-based compensation (Note 11(c))	-	-	877,334	-	-	877,334
Stock-based compensation – future income taxes	-	-	21,646	-	-	21,646
Net loss	-	-	-	-	(1,072,863)	(1,072,863)
Other comprehensive income (loss)	-	-	-	-	-	-
Balance as at March 31, 2007	20,207,094	32,774,368	3,443,292	-	(31,985,794)	4,231,866

Net loss	-	-	-	-	(2,220,828)	(2,220,828)
Change in cumulative translation adjustment	-	-	-	(19,046)	-	(19,046)
Comprehensive loss						(2,239,874)

Exercise of stock options	26,250	77,437	-	-	-	77,437
Acquisition (see Note 4)	1,963,555	8,538,737	-	-	-	8,538,737
Finders fee on Acquisition	144,933	640,604	-	-	-	640,604
Private Placement (Note 11(d))	4,000,000	7,200,000	-	-	-	7,200,000
Financial advisor fee	-	-	649,500	-	-	649,500
Share issuance cost	-	(1,159,166)	-	-	-	(1,159,166)
Stock-based compensation (Note 11(c))	-	-	1,287,210	-	-	1,287,210
Stock-based compensation – future income taxes	-	-	11,185	-	-	11,185

Balance as at March 31, 2008	26,341,832	48,071,980	5,391,187	(19,046)	(34,206,622)	19,237,499

See accompanying notes to the consolidated financial statements

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)

	Years ended March 31,

	2008	2007	2006
OPERATING ACTIVITIES:
Net loss	$(2,220,828)	$(1,072,863)	$(4,647,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provisions for losses on accounts receivable	10,942	37,347	14,989
Amortization and depreciation	905,488	335,555	616,592
(Gain) loss on disposal/abandonment of capital assets	726,325	-	-
Stock-based compensation	1,287,210	877,334	903,778
Stock-based compensation – future income taxes	11,185	21,646	9,063
Unrealized foreign exchange loss	177,847	-	-
Due diligence expenses	-	567,562	-
Other	-	(7,252)	-

Changes in non-cash operating working capital
Accounts receivable	(130,694)	69,073	57,161
Prepaid expenses	214,414	(30,326)	122,526
Other assets	(8,360)	14,447	10,953
Accounts payable and accrued liabilities	323,496	(473,773)	530,263
Corporate taxes payable	582,538	-	-
Deferred revenue	(1,339,390)	7,119,782	27,439
Net cash provided by (used in) operating activities	540,173	7,458,532	(2,354,329)

INVESTING ACTIVITIES:
Other assets	-	(776,170)	-
Acquisition of Beanstream, net of cash acquired (Note 4)	(7,286,834)	-	-
Proceeds from disposal of capital assets (Note 10)	107,900	7,252	-
Acquisition of property and equipment	(144,241)	(185,886)	(152,096)
Development of patents	(10,804)	(14,341)	(47,755)
Net cash (used in) provided by investing activities	(7,333,979)	(969,145)	(199,851)

FINANCING ACTIVITIES:
Payments on capital leases	(575,234)	(79,588)	(38,874)
Payments on long-term borrowing	-	(2,773)	(10,460)
Proceeds from exercise of stock options	77,438	64,350	233,325
Proceeds from private placement of common shares	7,200,000	-	-
Share capital financing costs	(509,666)	-	-
Net cash (used in) provided by financing activities	6,192,538	(18,011)	183,991

Effects of foreign exchange rate changes on cash and cash equivalents	188,028	-	-

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(413,240)	6,471,376	(2,370,189)

Cash and cash equivalents, beginning of year	10,163,008	3,691,632	6,061,821

Cash and cash equivalents, end of year	9,749,768	10,163,008	3,691,632
Cash and cash equivalents consist of:
Cash	8,348,906	9,041,704	1,176,900
Money market fund	107,233	1,121,304	-
Commercial paper	1,293,629	-	2,514,732
	9,749,768	10,163,008	3,691,632
Supplemental disclosure of cash flow information:
Interest paid	358,756	12,700	10,041
Taxes paid	603,157	16,800	16,800

Non-cash investing and financing transactions not included in cash flows:
Property and equipment acquired through capital leases	-	1,146,473	-

See accompanying notes to the consolidated financial statements.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

1.	NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2(a), is a financial payment processor providing electronic payment and risk management  and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.  The Corporation links merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  The Corporation has partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable its customers to safely and reliably conduct e-commerce.  The Corporation provides its electronic payment, authentication and risk management services to over 6,000 businesses and organizations in Canada and the Untied States.  The Corporation also provides check processing solutions including primary and secondary check collection including electronic check re-presentment (RCK) to retailers in the United States of America (U.S.).

The Corporation also provides licenses to its intellectual property. The Corporation’s intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,354,491, No. 6,283,366, No. 6,164,528, No. 5,484,988, and No. RE40,220 which describe electronic check processing methods.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). Except as disclosed in Note 16, these principles do not differ materially from generally accepted accounting principles in the U.S. (“U.S. GAAP”).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”) *

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.

* Effective June 30, 2007, the Corporation completed the acquisition of Beanstream. The consolidated balance sheet as of March 31, 2008 and the consolidated statements of operations and deficit and the consolidated statements of cash flows for the year ended March 31, 2008 include the accounts of Beanstream since its acquisition by the Corporation on June 30, 2007.

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

Consolidated Financial Statements Table of Contents

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

Accounts receivable are stated net of allowances for uncollectible accounts.  Management develops the estimate of the allowance based on the Corporation’s experience with specific customers, its understanding of their current economic circumstances and its own judgment as to the likelihood of their ultimate payment.  Management also considers the Corporation’s collection experience with the balance of its receivables portfolio and makes estimates regarding collectibility based on trends in aging.

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

(h)	Goodwill

Goodwill relates to the acquisition of Beanstream and represents the excess of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed.  Goodwill is subject to a review for impairment on an annual basis or when events indicate the carrying amount may not be recoverable from undiscounted cash flows estimated to be earned from future operations.  An impairment charge, if any, is recorded in the statement of operations based on the difference between the asset’s book value and its fair value.

(i)	Intangible Assets

Acquired intangible assets related to the acquisition of Beanstream include partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years.  The existing technology is amortized over five years.  Trade names are not amortized.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)	Revenue Recognition

The Corporation’s revenue is derived from three separate lines of business:  (i) transaction payment processing; (ii) intellectual property licensing and (iii) check processing and software licensing.  Revenue is recognized in accordance with Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3400, “Revenue” (“CICA 3400”) and with the corresponding U.S. guidance, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition".

Revenue from the Corporation’s transaction payment processing (“TPP”) segment is derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to the TPP segment by merchants.  Transaction fees are recognized in the period in which the transaction occurs.  Gateway fees are monthly subscription fees charged to the TPP segment merchant customers for the use of its payment gateway.  Gateway fees are recognized in the period in which the service is provided.  Set-up fees represent one-time charges for initiating the TPP segment’s processing services.  Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants.

Revenue from the Corporation’s intellectual property licensing (“IPL”) segment pertains to licenses provided on its intellectual property estate.  The IPL segment typically earns revenue or other income from ongoing royalty fees and, in some cases, release fees for potential past infringement.  In some instances, it also earns revenue from license agreements that provide for the payment of contractually determined paid-up license fees to the IPL segment in consideration for the grant of a non-exclusive, retroactive and future license to the IPL segment’s intellectual property estate and in other instances, where license agreements include multiple element arrangements, the IPL segment may defer this revenue and recognize the revenue ratably over the license term.

Revenue from the Corporation’s check processing and software licensing (“CP/SL”) segment consists primarily of transaction charges from primary and secondary check collection business, including electronic check re-presentment.

Revenue from the CP/SL segment’s electronic check authorization and electronic check conversion business is recognized at the time the transactions are processed by the merchant, provided the fee is fixed and determinable and collectability is reasonably assured. Fees associated with the CP/SL segment’s primary and secondary check collection business, including electronic check re-presentment, are contingent on successful recovery; accordingly, revenue is recognized as cash is received.

In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, as amended by SOP 98-9, “Software Revenue Recognition,” the CP/SL segment recognizes software license revenue when all of the following criteria are met:  execution of a written agreement; delivery has occurred; the fee is fixed and determinable; collectability of the proceeds is probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements, including post contract customer support.  Vendor-specific objective evidence is based on the price charged when an element is sold separately.  If the CP/SL segment does not have sufficient evidence of the fair value of undelivered elements, revenue is recognized ratably over the support period when the only undelivered element is post-contract customer support. Any cash consideration received prior to meeting revenue recognition criteria is recorded as deferred revenue.

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

Consolidated Financial Statements Table of Contents

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

The Corporation has two stock-based compensation plans, described more fully in Note 11. Effective April 1, 2003, the Corporation adopted the fair value accounting provisions of CICA Handbook Section 3870 “Stock-based compensation and other stock-based payments” (“CICA 3870”) which corresponds to the fair value recognition provisions under the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”) for all stock-based compensation granted after April 1.  Subsequent to SFAS 148, the Corporation has adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” (see Note 11), which also corresponds to CICA Section 3870. Under this method, the fair value of the stock options at the date of grant is recognized and is amortized to the Consolidated Statement of Operations over the shorter of the remaining employee service period or the vesting period with the offsetting credit to contributed surplus.  Upon the exercise of these options, any amounts originally credited to contributed surplus are or will be credited to capital stock.

Any consideration paid by directors, officers and employees on the exercise of stock options or purchase of stock is credited to share capital.

(n)	Foreign currency translation

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

(o)	Financial Instruments

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

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

The Corporation’s financial instruments consist of cash and cash equivalents, restricted cash, short term investments, accounts receivable, accounts payable, and obligations under capital lease and promissory notes. From time to time the Corporation purchases short-term investments including commercial paper. The principal objective of the Corporation’s investment activities is to provide maximum levels of interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation.

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

3.	CHANGE IN ACCOUNTING POLICIES

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

Carrying value and fair value of financial assets and liabilities as at March 31, 2008 are summarized as follows:

	Carrying Value	Fair Value

Held-for-trading	$15,987,004	$15,987,004
Loans and receivables	719,301	719,301
Held-to-maturity	-	-
Available-for-sale	-	-
Other liabilities	14,349,519	14,349,519

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3.	CHANGE IN ACCOUNTING POLICIES (continued)

Accounting changes

Commencing with the Corporation’s 2008 fiscal year, the new recommendations of the CICA for accounting changes (CICA Handbook Section 1506) apply to the Corporation. Most significantly, the new recommendations stipulate that voluntary changes in accounting policy are made only if they result in the financial statements providing reliable and more relevant information and that new disclosures are required in respect of changes in accounting policies, changes in accounting estimates and correction of errors. The Corporation is not currently materially affected by the new recommendations.

4.	ACQUISITION OF BEANSTREAM

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

	Number of Shares	U.S. ($)

Cash	-	7,153,759
Promissory Notes [1]	-	4,693,073
Common Shares [2]	1,963,555	8,538,737
Finders Fee Common Shares	144,933	640,604
Transaction Costs	-	1,102,578

Purchase Price		22,128,751

[1]
The promissory notes are secured by Beanstream’s assets, bear interest at 8% per annum and are payable in two equal installments on June 30, 2008 and June 30, 2009.  The Corporation has the ability to prepay the promissory notes without penalty at its discretion.  The balance of $5,167,383 at March 31, 2008 includes $296,462 in accrued interest and $177,847 in an unrealized foreign exchange loss.

[2]
The value of shares issued to complete the transaction was determined using the weighted average share price of approximately $4.35 per share for the Corporation’s stock for the period of five days prior to and following the measurement date of the acquisition.

The increase in purchase price from the U.S.$18.3 million above to the U.S. $22.1 million recorded was a result of changes in the Canadian/U.S. currency exchange rate and increases in the trading price of the Corporation’s common stock between April 30, 2007 and June 27, 2007, and also due to a finders fee and other transaction costs related to the acquisition.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

4.	ACQUISITION OF BEANSTREAM (continued)

The purchase price was allocated as follows:

Cash	$3,989,336
Funds held for merchants	2,812,117
Accounts receivable, net	258,223
Prepaid expenses	79,124
Restricted cash	158,520
Accounts payable and accrued liabilities	(1,052,378)
Funds due to merchants	(2,812,117)
Amounts due to former shareholders of Beanstream [1]	(3,350,552)
Book value of deferred revenue (recorded as goodwill)	(82,273)

Net working capital acquired [1]	-

Property and equipment	71,401

Net identifiable assets	71,401
Goodwill	15,985,350
Intangible assets	6,072,000

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

On the statement of cash flows, the acquisition of Beanstream, net of cash acquired, is shown as a net cash outflow of $7,286,834 calculated as follows:

Cash consideration paid	$(7,153,759)
Beanstream cash acquired	6,801,453
Funds held for merchants (Note 6)	(2,812,117)
Amounts due to former shareholders of Beanstream	(3,229,078)
Transaction costs incurred [1]	(893,333)
Acquisition of Beanstream, net of cash acquired	$(7,286,834)

[1]	In addition to the $893,333 transaction costs paid, the Corporation incurred transaction costs of $209,245 that were incurred and paid prior to March 31, 2007.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

4.	ACQUISITION OF BEANSTREAM (continued)

Pro forma Information (Unaudited)

The following pro forma consolidated financial summary is presented as if the acquisition of Beanstream was completed as of April 1, 2007, April 1, 2006 and April 1, 2005, respectively.  The pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which could have actually been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.
	Years Ended March 31

	2008	2007	2006

REVENUE	$12,962,645	$11,435,181	$8,277,670

COSTS AND EXPENSES
Cost of operations	8,703,748	8,033,447	6,408,320
Sales, general and administrative expenses	3,218,319	2,982,623	4,903,996
Amortization and depreciation	1,038,750	851,563	1,132,600

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	1,828	(432,452)	(4,167,246)

Foreign exchange gain (loss)	(229,661)	(11,644)	37,898
Other income (expenses), net	(246,918)	616,092	-
Gain (loss) on disposal/abandonment of capital assets	(726,325)	7,000	-
Interest income	372,252	270,506	-
Interest expense	(449,822)	(364,115)	(345,252)
Settlement expenses	-	(45,000)	(235,778)
Due diligence expenses	-	(567,562)	-

INCOME (LOSS) BEFORE INCOME TAXES	(1,278,646)	(527,175)	(4,710,378)

Income taxes	784,704	443,689	122,640

NET LOSS	$(2,063,350)	$(970,864)	$(4,833,018)

LOSS PER SHARE
Basic	$(0.09)	$(0.04)	$(0.22)
Diluted	$(0.09)	$(0.04)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	22,388,183	22,314,900	22,272,767
Diluted	22,388,183	22,314,900	22,272,767

5.	FINANCIAL INSTRUMENTS

(a)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation has pledged a deposit of $250,000 (2007 - $250,000) against charge back losses.  Non-current restricted cash represents funds held by First Data Loan Company as security for the Corporation’s merchant accounts.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

5.	FINANCIAL INSTRUMENTS (Continued)

(b)	Concentration of credit risk

During the fiscal year ended March 31, 2008, revenue from the Corporation’s three largest customers amounted to approximately 21% of total revenue for one customer (2007 - 34%; 2006 - 29%), 11% for the second customer (2007 - 19%; 2006 - 0%) and 15% for the third customer (2007 - 0%; 2006 - 0%).  Revenue from these customers amounted to approximately $2,356,049 for one customer (2007 - $2,265,963; 2006 - $1,553,567), $1,222,224 for the second customer (2007 - $1,222,224; 2006 - $0) and $1,715,753 for the third customer (2007 - $0; 2006 - $0).  The Corporation is economically dependent on revenue from these customers.

During the fiscal year ended March 31, 2008, the Corporation entered into various contractual arrangements to purchase $1,000,000 Canadian at a pre-determined foreign exchange rate with an execution date between June 16 to June 27, 2008.  The change that would result from marking this financial instrument to market is insignificant.

6.	CASH AND CASH EQUIVALENTS AND FUNDS HELD FOR/DUE MERCHANTS

Cash and cash equivalents

At March 31, 2008, the Corporation held $9,749,768 (March 31, 2007: $10,163,008) in cash and cash equivalents.  Included in this balance is $1.1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution.  As this continuing collateral security relates to Beanstream’s operations, there was no such amount before the acquisition of Beanstream.

Funds held for/due to merchants

At March 31, 2008, Beanstream was holding funds due to merchants in the amount of $5,833,617.    The funds held for/due to merchants are comprised of the following:

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

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

7.	PROPERTY AND EQUIPMENT

	2008

		Accumulated
		Amortization and
	Cost	Depreciation	Net Book Value

Computer equipment	$1,480,343	$1,410,472	$69,871
Computer software	1,207,429	1,126,394	81,035
Furniture and fixtures	293,768	289,576	4,192
Leasehold improvements	260,662	257,291	3,371
Office equipment	702,824	620,342	82,482
Vehicles	75,277	70,396	4,881
Website & trademarks	38,186	37,190	996
System & software	6,775,841	6,775,841	-
Total cost	10,834,330	10,587,502	246,828

	2007

		Accumulated
		Amortization and
	Cost	Depreciation	Net Book Value

Computer equipment	$2,528,848	$1,307,677	$1,221,171
Computer software	1,060,510	1,022,816	37,694
Furniture and fixtures	289,209	288,721	488
Leasehold improvements	257,872	255,372	2,500
Office equipment	661,553	587,391	74,162
Vehicles	75,277	67,468	7,809
Website & trademarks	38,186	35,425	2,761
System & software	6,800,841	6,785,423	15,418
Total cost	11,712,296	10,350,293	1,362,003

Depreciation expense on property and equipment totaled $237,209 in 2008, $171,807 in 2007 and $460,041 in 2006. Property and equipment include $ 7,367 of an asset that is financed under a capital lease for the year ended March 31, 2008 and $1,146,473 of assets that are financed under various capital leases for the year ended March 31, 2007. Accumulated amortization on these assets totals $2,333 and $449,316 for the years ended March 31, 2008 and 2007, respectively.  Amortization of assets under capital lease is included in depreciation expense.

8.	PATENTS

	2008	2007

Cost	$2,045,715	$2,034,911
Less: accumulated amortization	1,257,242	1,090,926
Net book value	788,473	943,985

Amortization expense totaled $166,316 in 2008, $163,748 in 2007 and $156,551 in 2006.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

8.	PATENTS (continued)

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31

2009	$165,950
2010	165,950
2011	165,950
2012	165,950
2013	124,673

9.	INTANGIBLE ASSETS

During the fiscal year ended March 31, 2008, the Corporation recorded intangible assets of $6,072,000 in connection with the acquisition of Beanstream (see Note 4).

Acquired intangible assets related to the acquisition of Beanstream include partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years.  The existing technology is amortized over five years.  Trade names are not amortized.

The components of acquired intangible asses are as follows:

	March 31, 2008			March 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$69,600	$858,400	$-	$-	$-
Merchant contracts	2,963,500	222,263	2,741,237	-	-	-
Existing technology	530,000	79,500	450,500	-	-	-
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500	-	-	-
	$6,072,000	$371,363	$5,700,637	$-	$-	$-

Amortization expense for intangible assets totaled $371,363 for the fiscal year ended March 31, 2008 (2007 - $0).

10.	OBLIGATIONS UNDER CAPITAL LEASE

In August, 2006, the Corporation entered into a lease agreement with Xerox Canada Ltd. to finance an equipment purchase of $7,367. Lease payments are due quarterly under the lease term of thirty-six (36) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly these amounts have been recorded as a capital lease.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

10.	OBLIGATIONS UNDER CAPITAL LEASE (continued)

In February, 2007, the Corporation entered into a lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling $1,139,106. Lease payments are due on the last day of each month under the lease term of thirty-six (36) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly these amounts have been recorded as a capital lease. During the fourth quarter of our fiscal year ended March 31, 2008, the Corporation consolidated its four data centers, which were running two distinct processing platforms, into two data centers with a single processing platform. Consequently, the Corporation disposed and abandoned the two IBM Mainframes for a net loss of approximately $726,000 and incurred other costs relating to the consolidation of the data centers of approximately $247,000. The Corporation sold two components of the IBM Mainframe and remains obligated on the balance of $377,171 as at March 31, 2008 which will be satisfied with monthly payments over the remaining twenty-two (22) months of the lease agreement.

	2008	2007
Future minimum payments due

2008	$-	$423,934
2009	220,887	423,934
2010	182,239	351,852
Less amount representing interest (7%-8%)	(22,187)	(112,735)
Net principal balance	380,939	1,086,985

Less current portion	(203,366)	(360,179)
	177,573	726,806

The lease is collateralized by the equipment under capital lease.

11.	SHARE CAPITAL

(a)	Weighted average common shares outstanding

As a result of the net losses incurred for 2008, 2007 and 2006, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 2,162,500 for 2008, 660,000 for 2007 and 1,174,500 for 2006, issuable under stock options.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	SHARE CAPITAL (continued)

(b)	Contributed Surplus

	Year ended March 31

Contributed Surplus	2008	2007	2006

Opening contributed surplus	$3,443,292	$2,544,312	$1,631,471
Financial advisor fee (see Note 11(d))	649,000	-	-
Stock-based compensation	1,287,210	877,334	903,778
Stock-based compensation – future income taxes	11,185	21,646	9,063
Closing contributed surplus	5,391,187	3,443,292	2,544,312

The Corporation accounts for all stock options issued during the period based on their fair value as required by the CICA Section 3870 which corresponds to the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” (see Note 16), which also corresponds to CICA Section 3870.  Prior to the adoption of this accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

The 2,775,000 stock options granted in the fiscal year ended March 31, 2008 (see Note 11(c)), have a weighted average fair value of a range from a low of $1.43 to a high of $1.82.

The total fair value stock compensation is amortized over the vesting period resulting in a stock compensation expense of $1,287,210 for the fiscal year ended March 31, 2008 (2007 - $877,334; 2006 - $903,778).  The fair value for the 2008 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate of 3.8% to 4.5%;

Expected volatility of 54.3% to 57.5%;

Expected life of the stock option of 4 years; and

No dividend yields.

The 760,000 stock options granted in the fiscal year ended March 31, 2007, have a weighted average fair value of a range from a low of $1.46 to a high of $1.82.

The total fair value stock compensation is amortized over the vesting period resulting in a stock compensation expense of $877,334 for the fiscal year ended March 31, 2007 (2006 - $903,778).  The fair value for the 2007 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate of 3.84% to 4.42%;

Expected volatility of 60.2% to 65.5%;

Expected life of the stock options of 4 years; and

No dividend yields.

The 250,000 stock options granted in the fiscal year ended March 31, 2006, have a weighted average fair value of $2.35.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	SHARE CAPITAL (continued)

The total fair value stock compensation is amortized over the vesting period resulting in a stock compensation expense of $903,778 for the fiscal year ended March 31, 2006.  The fair value for the 2006 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate of 3.12%;

Expected volatility of 65.5%;

Expected life of the stock options of 4 years; and

No dividend yields.

(c)	Stock Options

The Corporation maintains two stock option plans; the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Stock Incentive Plan (the “1998 Plan”).  A total of 6 million shares may be granted under each of the 1996 Plan and the 1998 Plan.  All director, officer and employee stock options are granted under either the Corporation’s 1996 Plan or the 1998 Plan.  The exercise price of stock options granted under the 1996 Plan and the 1998 Plan is 100% of the fair market value on the date the stock option is granted. Stock options granted to independent directors vest one year from the date of grant and are exercisable for a period of five years in accordance with the compensation plan adopted for the Corporation’s independent directors during the fiscal year ended March 31, 2005.  Stock options granted to executive officers have varying vesting schedules which range from immediate vesting of all of the stock options granted to vesting over a five-year period and are exercisable for periods ranging from five to ten years.  Stock options granted to employees are normally vested over a three-year period and are exercisable for a period of five years from the date of grant.  Generally, stock options granted to employees are forfeited 30 days after leaving the employment of the Corporation.

At March 31, 2008 there are stock options outstanding and exercisable to issue 4,207,500 common shares of the Corporation (2007 - 2,255,500). The price of these stock options range from $2.95 to $6.25 and their expiry dates range from August 20, 2008 to March 31, 2018. At March 31, 2008, 5,649,717 common shares were reserved for issuance pursuant to the 1996 Plan and 1998 Plan.  This amount reflects the limit of shares collectively to be granted pursuant to the 1996 Plan and 1998 Plan less (i) the number of shares which have been granted and are still outstanding (ii) the number of shares which have been granted and exercised and (iii) the number of shares that have been granted and have expired without being exercised.

The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable
			Weighted			Weighted
		Weighted	average		Weighted	average
		average	contract life		average	contract life
	Total # of	exercise	remaining	Total # of	exercise	remaining
Range ($)	Shares	price	(years)	Shares	price	(years)

2.95	467,500	$2.95	3.52	280,000	$2.95	3.52
3.00-3.90	2,950,000	3.37	7.46	650,000	3.30	7.43
4.52-4.74	255,000	4.55	2.16	255,000	4.55	2.16
5.08-5.61	155,000	5.35	1.33	155,000	5.35	1.33
6.25	380,000	6.25	1.00	380,000	6.25	1.00
	4,207,500	3.73	5.89	1,720,000	4.26	4.04

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	SHARE CAPITAL (continued)

Stock option activity for the three preceding years is as follows:

	2008		2007		2006

		Weighted		Weighted		Weighted
		average		average		average
	Total # of	exercise	Total # of	exercise	Total # of	exercise
	Shares	price	Shares	price	Shares	price
Stock options outstanding, beginning of year	2,225,500	$4.59	1,629,500	$5.32	1,903,000	$6.65
Granted	2,775,000	3.35	760,000	3.10	250,000	4.52
Forfeited	(766,750)	4.91	(151,000)	4.89	(475,000)	10.30
Exercised	(26,250)	2.95	(13,000)	4.95	(48,500)	4.81
Stock options outstanding, end of year	4,207,500	3.73	2,225,500	4.59	1,629,500	5.32

(d)	Private Placement

In March, 2008, the Corporation completed a private placement of common stock. The private placement consisted of 4,000,000 common shares at a purchase price of $1.80 per common share, which realized the Corporation $7,200,000. The Corporation paid a financial advisor a 6.5% fee in cash as well as warrants to acquire 400,000 shares of the Corporation’s common stock. The warrants are exercisable at $3.40 per share and are exercisable for a period of five years from March 26, 2008.

The fair value of the warrants is $1.62 per share, based on the Black-Scholes fair value pricing model with the following assumptions:

Risk-free interest rate of 3.825%;

Expected volatility of 57.5%;

Expected life of the warrants of 4 years; and

No dividend yields.

The total fair value of approximately $649,500 is included in contributed surplus.

12.	EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401 (k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees’ contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2008, 2007 and 2006 of $22,327, $24,018 and $17,779 respectively.

13.	INCOME TAXES

At March 31, 2008, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $12,042,000 and U.S. federal net operating loss carry-forwards of $11,752,000. Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use.   These losses expire as follows:

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

13.	INCOME TAXES (continued)

Canadian non-capital loss carry-forwards:

2009	$935,000
2010	1,264,000
2014	1,287,000
2013 - 2027	8,556,000
12,042,000

U.S. federal net operating loss carry-forwards:

2012	$51,000
2013	50,000
2014	82,000
2015	346,000
2016-2031	11,223,000
11,752,000

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s future tax assets as of March 31, 2008 and 2007 are as follows:

	2008	2007
Future tax assets:
Excess of tax value over the net book value for capital assets	$259,000	$317,000
Stock-based compensation	1,180,357	1,275,000
Canadian non-capital loss carry-forwards	3,251,000	3,719,000
U.S. federal net operating loss carry-forwards	4,113,000	4,472,000
Total future tax assets	8,803,357	9,783,000
Valuation allowance for future tax assets	(8,803,357)	(9,783,000)
Net future tax assets	-	-

The potential income tax benefits related to these future tax assets have not been recognized in the accounts as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation due to the Corporation’s history of losses. Accordingly, no future tax assets have been recognized in the financial statements as at March 31, 2008.

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 31% statutory tax rate at March 31, 2008, a 34.12% statutory tax rate at March 31, 2007 and a 34.12% statutory tax rate at March 31, 2006 is as follows:

	2008	2007	2006

Income taxes at statutory rates	$(498,000)	$(366,000)	$(1,586,000)
State income taxes	16,800	16,800	16,800
Stock-based compensation – future income taxes	11,185	21,646	9,063
Stock-based compensation and other permanent differences	544,000	307,000	311,000
Effect of U.S. tax rates	10,000	16,000	(21,000)
Expiration of loss carry-forwards	268,000	-	-
Change in substantially enacted tax rates	1,154,000	-	-
Utilization of U.S. federal net operating losses	88,000	-	-
(Decrease) Increase in valuation allowance	(979,643)	43,000	1,296,000
	614,342	38,446	25,863

Consolidated Financial Statements Table of Contents

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

During the fiscal year ended March 31, 2008, the subsidiary of the Corporation settled the complaint. Pursuant to the terms of the settlement, the subsidiary of the Corporation agreed to pay the former employee the sum of $22,500 and the former employee’s legal counsel the sum of $22,500. The amounts were included in accrued liabilities at March 31, 2007 and were paid during the fiscal year ended March 31, 2008.

(b)
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

(c)
During the fiscal year ended March 31, 2008, the Corporation entered into a Registration Rights Agreement in connection with a private placement transaction (see Note 11(d)).   Pursuant to the Registration Rights Agreement, the Corporation agreed to prepare and file with the SEC a Registration Statement on Form S-1 covering the resale of the shares sold to the purchaser by the earlier of (i) the 15th calendar day following the date the Corporation files its annual report on Form 10-K on Edgar for the fiscal year ended March 31, 2008, and (ii) one hundred (100) calendar days after March 26, 2008, being the closing date of the private placement transaction (the “Filing Deadline”).  If the Corporation fails to file the Registration Statement by the Filing Deadline or if the Registration Statement fails to be declared effective by the SEC within a certain time period after filing (each, an “Event”), then the Corporation has agreed to pay the purchaser liquidated damages in cash on each such Event date and on each monthly anniversary of each such Event date until the applicable Event is cured, in an amount equal to 1.0% of the purchase price of the purchaser’s common stock then held by the purchaser.  The maximum aggregate liquidated damages payable to the purchaser under the Registration Rights Agreement is six percent (6%) of the purchase price, being $432,000.

(d)
The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

(e)	Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises, are as follows:

2009	$493,692
2010	118,629
2011	8,019
2012	-
2013	-
620,340

The Corporation’s rent expense totaled $443,420 in 2008, $415,609 in 2007 and $360,599 in 2006.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

15.	INDUSTRY AND GEOGRAPHIC SEGMENTS

Based upon the way financial information is provided to the Corporation’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Corporation reports its operations in three distinct operating segments, described as follows:

TPP operations involve financial payment processing, authentication and risk management services provided by Beanstream.  The services are accessible via the Internet and are offered in an application service provider (ASP) model.

IPL operations involve licensing the Corporation’s intellectual property estate, which includes five U.S. patents describing electronic check processing methods.

CP/SL operations involve electronic check authorization, electronic check conversion (ECC), primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.

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

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

15.	INDUSTRY AND GEOGRAPHIC SEGMENTS (continued)

Financial information for each reportable segment for the fiscal years ended March 31, 2008, 2007and 2006 was as follows:

Fiscal Year Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
March 31, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$5,636,564	$1,670,247	$4,021,067	$-		$11,327,878
Revenue: major customers (Note 5)	1,715,753	1,222,224	2,356,049	-		5,294,026
Cost of operations	3,469,415	2,110	3,789,089	424,155	[1]	7,684,769
Interest income	247,616	85,260	60,436	12,751	[2]	406,063
Interest expenses	-	-	61,334	297,422	[3]	358,756
Amortization and depreciation	19,161	167,122	338,053	381,152	[4]	905,488
Earnings (losses) from operations before income taxes	2,203,211	1,613,249	(1,348,273)	(4,074,673)	[5]	(1,606,486)

Fiscal Year Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
March 31, 2007	Canada	U.S.	U.S.	Items		Total

Total Revenue	$-	$1,718,781	$4,835,410	$-		$6,554,191
Revenue: major customers (Note 5)	-	1,222,224	2,265,963	-		3,488,187
Cost of operations	-	1,031	4,756,022	81,321	[1]	4,838,374
Interest income	-	368,472	94,036	12,860	[2]	475,368
Interest expenses	-	-	12,537	163	[3]	12,700
Amortization and depreciation	-	164,552	167,238	3,765	[4]	335,555
Earnings (losses) from operations before income taxes	-	2,280,902	(420,281)	(2,895,038)	[5]	(1,034,417)

Fiscal Year Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
March 31, 2006	Canada	U.S.	U.S.	Items		Total

Total Revenue	$-	$146,916	$5,311,113	$-		$5,458,029
Revenue: major customers (Note 5)	-	-	1,553,567	-		1,553,567
Cost of operations	-	4,159	4,596,607	-		4,600,766
Interest income	-	-	55,734	86,577	[2]	142,311
Interest expenses	-	-	3,499	6,542	[3]	10,041
Amortization and depreciation	-	157,356	411,104	48,132	[4]	616,592
Earnings (losses) from operations before income taxes	-	(1,494,566)	(293,692)	(2,832,972)	[5]	(4,621,230)

[1]	Represents stock-based compensation expense included in the unallocated corporate or centralized marketing, general and administrative expenses.

[2]	Represents interest income included in the unallocated corporate or centralized marketing, general and administrative expenses.

[3]	Represents interest expense included in the unallocated corporate or centralized marketing, general and administrative expenses.

[4]	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.

[5]	Represents earnings (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

Consolidated Financial Statements Table of Contents

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

(c)	Income Taxes

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

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations and Deficit, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation, except that under U.S. GAAP the stated capital of the Corporation’s shares would be $22,901,744 higher, as would the Corporation’s deficit due to the reporting difference disclosed under Note 16(a).

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

17.	RECENT ACCOUNTING PRONOUNCEMENTS

Canadian GAAP

Recent accounting pronouncements affecting the Corporation’s financial reporting under Canadian GAAP are summarized below:

(i)	Convergence with International Financial Reporting Standards

In 2006, Canada’s Accounting Standards Board ratified a strategic plan that will result in Canadian GAAP, as used by public companies, being converged with International Financial Reporting Standards (“IFRS”) over a transitional period currently expected to be approximately five years. Canadian GAAP will be converged with IFRS through a combination of two methods: as current joint-convergence projects of the United States’ Financial Accounting Standards Board and the International Accounting Standards Board are agreed upon, they will be adopted by Canada’s Accounting Standards Board and may be introduced in Canada before the complete changeover to IFRS; and standards not subject to a joint-convergence project will be exposed in an omnibus manner. As this convergence initiative is very much in its infancy as of the date of these consolidated financial statements, it would be premature to currently assess the impact of the initiative, if any, on the Corporation.  In May 2007, the CICA published an updated version of its “Implementation Plan for Incorporating IFRS into Canadian GAAP”.  This plan includes an outline of the key disclosure that the CICA will need to make as it implements the Strategic Plan for publicly accountable enterprises that will converge Canadian GAAP with IFRS.  The changeover date from Canadian GAAP to IFRS is for annual and interim financial statements relating to fiscal years beginning on or after April 1, 2011.

(ii)	Financial instruments – disclosure and presentation

Commencing with the Corporation’s 2009 Q1 period, the new recommendations of the CICA for financial instrument disclosures and presentation (CICA Handbook Section 3862 and 3863) will apply to the Corporation. The new recommendations will result in incremental disclosures, relative to those currently, with an emphasis on risks associated with both recognized and unrecognized financial instruments to which an entity is exposed during the period and at the balance sheet date, and how an entity manages those risks. The Corporation is assessing how it will be affected by these new recommendations.

(iii)	Inventories

Commencing with the Corporation’s 2009 fiscal year, the new, IFRS-converged recommendations of the CICA for accounting for inventories (CICA Handbook Section 3031) will apply to the Corporation. The new recommendations provide more guidance on the measurement and disclosure requirements for inventories; significantly, the new recommendations allow the reversals of previous write-downs to net realizable value where there is a subsequent increase in the value of inventories. The Corporation does not expect to be materially affected by the new recommendations.

(iv)
Handbook Section 1400, General Standards of Financial Presentation, was amended to include the requirements for assessing and disclosing an entity’s ability to continue as a going concern. The amendment is based upon International Accounting Standard IAS1, Presentation of Financial Statements. This section is applicable to interim and annual financial reporting statements relating to fiscal years beginning on or after January 1, 2008 with earlier adoption encouraged. The Corporation will adopt this section in fiscal 2009 but this will not have an impact on the financial statement disclosures as the Corporation is currently complying with this requirement.

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

17.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

(v)
Handbook Section 1535, Capital Disclosures, requires disclosures about capital and is harmonized with recently amended International Accounting Standard IAS1. The standard is applicable to all entities, regardless of whether or not they have financial instruments. Entities are required to disclose information about their objectives, policies and processes for managing capital as well as their compliance with any externally imposed capital requirements, where they may exist. This section is applicable to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007 with earlier adoption encouraged. The Corporation will adopt this section in fiscal 2009. The Corporation is currently investigating the impact that this section will have on the Corporation’s disclosures. The impact is currently not known.

(vi)
Handbook Section 3064, Goodwill and Intangible Assets, replaces Handbook Sections 3062, Goodwill and Other Intangible Assets and 3450, Research and Development costs. This section establishes standards for the recognition, measurement, presentation, and disclosure of goodwill and intangible assets. Certain items are specifically excluded from the scope of the Section including the initial recognition, measurement and disclosure of goodwill and intangible assets acquired in a business combination, the establishment of a new cost basis for intangible assets as part of a comprehensive revaluation, intangible assets held by an entity for sale in the ordinary course of business, non-current intangible assets classified as held for sale or included in a disposal group that is classified as held for sale, etc. This section is applied to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2008. Earlier adoption is encouraged. The Corporation will adopt this Section in fiscal 2009. The Corporation is currently investigating the impact that this section will have on the Corporation’s financial position and results of operations. The impact is currently not known.

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

Consolidated Financial Statements Table of Contents

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

17.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

(ii)
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

(iii)
Business combinations and non-controlling interests - Under U.S. GAAP, effective for its 2009 fiscal year, the Corporation will be required to comply with new standards in respect of business combinations and accounting for non-controlling interests, as prescribed by SFAS No. 141(R), Business Combinations and Financial Accounting Standards Board Statement of Financial Accounting notes to consolidated financial statements.  The impact of adopting SFAS No. 141(R) will be dependent on the future business combinations that the Corporation may pursue after its effective date.

(iv)
SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51, respectively  - The issuance of these standards is the culmination of the first major collaborative convergence undertaking of the Financial Accounting Standards Board and the International Accounting Standards Board. Whether the Corporation would be materially affected by the new standards would depend upon the specific facts of the business combinations, if any, occurring on or after April 1, 2009. Generally, the new standards will result in measuring business acquisitions at the fair value of the acquired entities and a prospectively applied shift from a parent company conceptual view of consolidation (which results in the parent company recording the book values attributable to non-controlling interests) to an entity conceptual view (which results in the parent company recording the fair values attributable to non-controlling interests). Early adoption of these standards is prohibited. The impact of adopting SFAS No. 160 will be dependent on the future business combinations that the Corporation may pursue after its effective date.