Form 10-Q
period 2008-06-30
LML PAYMENT SYSTEMS INC
filed 2008-08-11
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filed [  ]                     Accelerated Filer [  ]                                 Non-Accelerated Filer  [   ]                                 Smaller Reporting Company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]   No [X]

The number of shares of the registrant's Common Stock outstanding as of August 3, 2008, was 26,341,832.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$6,617,672	$9,749,768
Funds held for merchants (Note 4)	10,623,528	5,833,617
Restricted cash	125,000	250,000
Accounts receivable, less allowances of $32,168 and $32,168, respectively	585,444	719,301
Prepaid expenses	249,494	273,751
Total current assets	18,201,138	16,826,437

Property and equipment, net	268,082	246,828
Patents, net	748,249	788,473
Restricted cash	154,653	153,619
Other assets	23,302	23,247
Goodwill (Note 5)	17,873,642	15,903,077
Intangible assets, net	5,576,850	5,700,637

TOTAL ASSETS	$42,845,916	$39,642,318

LIABILITIES
Current Liabilities
Accounts payable	$924,456	$1,745,679
Accrued liabilities	681,453	648,661
Corporate taxes payable	633,992	573,240
Funds due to merchants (Note 4)	10,623,528	5,833,617
Current portion of obligations under capital lease	194,952	203,366
Current portion of promissory notes	2,451,701	2,731,923
Obligation to issue consideration (Note 5)	1,970,565	-
Current portion of deferred revenue	1,382,725	1,448,921
Total current liabilities	18,863,372	13,185,407

Obligations under capital lease	119,698	177,573
Promissory notes	-	2,435,460
Deferred revenue	4,287,442	4,606,379

TOTAL LIABILITIES	23,270,512	20,404,819

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 26,341,832 and 26,341,832 issued and outstanding, respectively	48,068,443	48,071,980

Accumulated other comprehensive income (loss)	10,928	(19,046)
Contributed surplus	5,749,174	5,391,187
Deficit	(34,253,141)	(34,206,622)
Total shareholders' equity	19,575,404	19,237,499

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$42,845,916	$39,642,318
See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended
	June 30
	2008	2007

REVENUE	$3,177,472	$1,455,716
COST OF REVENUE (includes stock-based compensation expense of $37,813 (June 30, 2007 - $9,695 ))	1,513,278	498,227
GROSS PROFIT (excludes amortization and depreciation expense)	1,664,194	957,489

OPERATING EXPENSES
General and administrative (includes stock-based compensation expense of $307,317 (June 30, 2007 - $129,740 ))	1,064,764	1,099,870
Sales and marketing (includes stock-based compensation expense of $756 (June 30, 2007 - $- ))	82,482	64,575
Product development and enhancement (includes stock-based compensation expense of $12,100 (June 30, 2007 - $- ))	72,091	-
Amortization and depreciation	194,357	126,516

INCOME (LOSS) BEFORE OTHER INCOME AND INCOME TAXES	250,500	(333,472)

Foreign exchange loss	64,836	16,224
Other income	(8,321)	(8,709)
Gain on sale of assets	(864)	(1,700)
Interest income	(62,436)	(113,310)
Interest expense	105,380	17,988

INCOME (LOSS) BEFORE INCOME TAXES	151,905	(243,965)

Income taxes	198,424	4,200

NET LOSS	(46,519)	(248,165)

DEFICIT, beginning of period	(34,206,622)	(31,985,794)

DEFICIT, end of period	$(34,253,141)	$(32,233,959)

LOSS PER SHARE, basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	26,341,832	20,230,257
Diluted	26,341,832	20,230,257

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended
	June 30
	2008	2007

Operating Activities:
Net loss	$(46,519)	$(248,165)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	194,357	126,516
Stock-based compensation	357,986	139,435
Unrealized foreign exchange loss	105,165	-
Other	(864)	(1,700)

Changes in non-cash operating working capital
Restricted cash	125,000	-
Accounts receivable	82,560	(47,828)
Prepaid expenses	24,515	56,160
Accounts payable and accrued liabilities	(738,927)	(101,984)
Corporate taxes payable	57,439	-
Deferred revenue	(385,562)	(365,756)
Net cash used in operating activities	(224,850)	(443,322)

Investing Activities:
Acquisition of Beanstream, net of cash acquired	-	(513,146)
Acquisition of property and equipment	(53,346)	(84,385)
Proceeds from disposal of equipment	5,500	1,700
Development of patents	(1,606)	(4,542)
Net cash used in investing activities	(49,452)	(600,373)

Financing Activities:
Payments on capital leases	(44,272)	(87,763)
Payment on promissory notes	(2,843,974)	-
Share capital financing costs	(3,537)	-
Net cash used in financing activities	(2,891,783)	(87,763)

Effects of foreign exchange rate changes on cash and cash equivalents	33,989	-

DECREASE IN CASH AND CASH EQUIVALENTS	(3,132,096)	(1,131,458)

Cash and cash equivalents, beginning of period	9,749,768	10,163,008

Cash and cash equivalents, end of period	$6,617,672	$9,031,550

Supplemental disclosure of cash flow information
Interest paid	$105,380	$17,988
Taxes paid	$145,264	$28,386

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

The consolidated balance sheet as of June 30, 2008, the consolidated statements of operations and deficit for the three months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the three months ended June 30, 2008 and 2007, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2008, was derived from audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below.  All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”) *

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.

* Effective June 30, 2007, the Corporation completed the acquisition of Beanstream. The consolidated balance sheet as of June 30, 2008 and the consolidated statements of operations and deficit and the consolidated statements of cash flows for the three months ended June 30, 2008 include the accounts of Beanstream since its acquisition by the Corporation on June 30, 2007.

Comparative amounts

Comparative amounts have been reclassified to conform to the basis of presentation adopted in the current period.  Specifically, the Corporation has chosen to present the costs of revenue and operating expenses separately with effect April 1, 2008.

2.	Change in Accounting Policies

Goodwill and Intangible Assets

As of April 1, 2008, the Corporation adopted the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3064 which replaced Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs.  These new sections establishes standards for the recognition, measurement, presentation and disclosure of goodwill subsequent to the initial recognition of goodwill and intangible assets.  Standards concerning goodwill remain unchanged from the standards included in the previous Section 3062.  Adoption of these new standards has had no significant impact on the Corporation’s financial statements.

Convergence with International Financial Reporting Standards

In 2006, Canada’s Accounting Standards Board ratified a strategic plan that will result in Canadian GAAP, as used by public companies, being converged with International Financial Reporting Standards (“IFRS”) over a transitional period currently expected to be approximately five years. Canadian GAAP will be converged with IFRS through a combination of two methods: as current joint-convergence projects of the United States’ Financial Accounting Standards Board and the International Accounting Standards Board are agreed upon, they will be adopted by Canada’s Accounting Standards Board and may be introduced in Canada before the complete changeover to IFRS; and standards not subject to a joint-convergence project will be exposed in an omnibus manner. As this convergence initiative is very much in its infancy as of the date of these consolidated financial statements, it would be premature to currently assess the impact of the initiative, if any, on the Corporation.  In May 2007, the CICA published an updated version of its “Implementation Plan for Incorporating IFRS into Canadian GAAP”.  This plan includes an outline of the key disclosure that the CICA will need to make as it implements the Strategic Plan for publicly accountable enterprises that will converge Canadian GAAP with IFRS.  The changeover date from Canadian GAAP to IFRS is for the Corporation’s annual and interim financial statements relating to fiscal years beginning on or after April 1, 2011.

Financial instruments – disclosure and presentation

Commencing April 1, 2008 the Corporation has adopted CICA Handbook Section 3862, Financial Instruments - Disclosure and 3863, Financial Instruments – Presentation. The adoption of these sections have resulted in incremental disclosures,  with an emphasis on risks associated with both recognized and unrecognized financial instruments to which an entity is exposed during the period and at the balance sheet date, and how an entity manages those risks.

Inventories

Commencing April 1, 2008 the Corporation has adopted CICA Handbook Section 3031, Inventories. The new recommendations provide more guidance on the measurement and disclosure requirements for inventories; specifically, the new recommendations allow the reversals of previous write-downs to net realizable value where there is a subsequent increase in the value of inventories.  Due to the limited nature of the Corporation’s inventories, adoption of this new section has resulted in no significant changes to the financial statements.

Capital Management

Commencing April 1, 2008, the Corporation adopted CICA Handbook Section 1535, Capital Disclosures.  The Corporation’s objectives when managing capital are to safeguard its ability to support its normal operating requirements on an ongoing basis, so that it can continue to provide returns for shareholders and benefits for other stakeholders, and to provide an adequate return to shareholders by pricing products and services commensurately with the level of risk.

The capital structure of the Corporation consists of cash and cash equivalents, long term debt, and equity comprising issued capital, contributed surplus and deficit. The Corporation manages its capital structure and makes adjustments to it in light of economic conditions. The Corporation, upon approval from its Board of Directors, will balance its overall capital structure through new share issues or by undertaking other activities as deemed appropriate under the specific circumstances.

The Corporation is not subject to any externally imposed capital requirements.  The Corporation’s overall strategy with respect to capital risk management remains unchanged from the year ended March 31, 2008.

Foreign currency translation

The Corporation’s functional (except as described below) and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651 Foreign Currency Translation (which is consistent with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”) Foreign Currency Translation) using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

The functional currency of the Corporation’s Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with CICA 1651 and SFAS No. 52.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the year are used to translate Beanstream’s revenues and expenses.  The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

3.	Financial instruments

a)
The Corporation classifies its cash and cash equivalents, funds held for merchants and restricted cash as held-for-trading. Accounts receivable are classified as loans and receivables. Accounts payable and certain accrued liabilities, corporate taxes payable, funds due to merchants, obligations under capital lease, promissory notes and obligation to issue shares are classified as other liabilities, all of which are measured at amortized costs.

Carrying value and fair value of financial assets and liabilities as at June 30, 2008 are summarized as follows:

	Carrying Value	Fair Value

Held-for-Trading	17,520,853	17,520,853
Loans and receivables	585,444	585,444
Held-to-maturity	-	-
Available-for-sale	-	-
Other liabilities	17,600,345	17,600,345

Management reviewed all significant financial instruments held by the Corporation and determined that no material differences between fair value and carrying value existed as at the reporting date.

b)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $125,000 (March 31, 2008 - $250,000) against charge back losses.  Non-current restricted cash represents funds held by First Data Loan Company as security for the Corporation’s merchant accounts

c)	Concentration of credit risk

During the three months ended June 30, 2008, revenue from the Corporation’s two largest customers amounted to approximately 18% of total revenue for one customer (2007 - 0%;) and 11% for the second customer (2007 - 40%). Revenue from these customers amounted to approximately $562,814 for one customer (2007 - $0) and $362,822 for the second customer (2007 - $588,100).  The Corporation is economically dependent on revenue from these customers.

4.     Cash and cash equivalents and funds held for /due to merchants

Cash and cash equivalents

At June 30, 2008, the Corporation held $6,617,672 (March 31, 2008: $9,749,768) in cash and cash equivalents.  Included in this balance was $1.1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution (March 31, 2008 - $1.1 million).

Funds held for/due to merchants

At June 30, 2008, Beanstream held funds due to merchants in the amount of $10,623,528 (March 31, 2008 - $5,833,617.) The funds held for/due to merchants were comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;

•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and

•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

5.	Goodwill and Intangible Assets

On June 30, 2008, additional contingent consideration became payable under the Beanstream arrangement agreement.  Under the agreement, due to Beanstream meeting certain performance related criteria, additional consideration from the Corporation became issuable equal in value to CAD$2,000,000.  This additional consideration results in a prospective increase in the purchase price, thus resulting in an increase in goodwill upon consolidation.

Original goodwill recognized on acquisition	$15,903,077
Additional Contingent Consideration (CAD $2,000,000)	1,970,565
Goodwill related to Beanstream Acquisition on June 30, 2008	$17,873,642

The Corporation had the right to choose to pay the additional consideration in cash or through the issuance of shares of its common stock with such shares to be issued at a price equal to the volume weighted average of the closing price of one share of common stock as reported on the NASDAQ Stock Exchange during the ten trading days immediately before the Earn-out record date.  The Corporation has elected to pay such additional consideration through the issuance of 774,593 shares of its common stock to the former Beanstream shareholders.

Intangible assets related to the acquisition of Beanstream include partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years.  The existing technology is amortized over five years.  Trade names are not amortized.

6.	Stock-based compensation

The Corporation accounts for all stock options issued based on their fair value as required by the CICA Section 3870 which corresponds to the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”.  Prior to the adoption of this accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

During the three month periods ended June 30, 2008 and 2007, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option Plan or its 1998 Stock Incentive Plan.

7.    Commitments and Contingencies

All commitments and contingencies remain unchanged from the Corporation’s audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

CP/SL operations involve primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.

Within these segments, performance is measured based on revenue, cost of revenue, general and administrative, sales and marketing, product development and enhancement, and amortization and depreciation as well as earnings from operations before income taxes from each segment. There are no transactions between segments. The Corporation does not generally allocate corporate or centralized marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by the Corporation’s Chief Executive Officer, and therefore the Corporation has not disclosed asset information for each operating segment.

Financial information for each reportable segment for the three months ended June 30, 2008 and 2007 was as follows:

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
June 30, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$1,954,496	$406,442	$816,534	$-		$3,177,472
Revenue: major customers	562,814	305,556	362,822	-		1,231,192
Cost of revenue	1,076,648	-	398,817	37,813	[1]	1,513,278
General and administrative	144,669	5,604	175,815	738,676	[2]	1,064,764
Sales and marketing	75,071	-	6,655	756	[1]	82,482
Product development and enhancement	59,991	-	-	12,100	[1]	72,091
Amortization and depreciation	8,536	42,031	16,775	127,015	[3]	194,357
Earnings (losses) from operations before income taxes	586,147	369,933	213,737	(1,017,912)	[4]	151,905

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
June 30, 2007	Canada	U.S.	U.S.	Items		Total

Total Revenue	$-	$412,908	$1,042,808	$-		$1,455,716
Revenue: major customers	-	305,556	588,100	-		893,656
Cost of revenue	-	-	488,532	9,695	[1]	498,227
General and administrative	-	1,832	604,135	493,903	[2]	1,099,870
Sales and marketing			64,575	-		64,575
Product development and enhancement	-		-	-		-
Amortization and depreciation	-	41,594	83,120	1,802	[3]	126,516
Earnings (losses) from operations before income taxes	-	464,545	(197,581)	(510,929)	[4]	(243,965)
_________________________________________
[1]	Represents stock-based compensation expense.
[2]	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses.
[3]	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
[4]	Represents earnings (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

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

b)    Income Taxes

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

c)	Changes in US GAAP

Recent accounting pronouncements affecting the Corporation’s financial reporting under U.S. GAAP are summarized below.

(i)
As at April 1, 2008, the Corporation adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Adoption of this standard has had no significant impact on the Corporation’s financial statements.

(ii)
As at April 1, 2008, the Corporation adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting- induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157), and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107). Adoption of this standard has not had a significant impact on the Corporation’s financial statements.

(iii)
Business combinations and non-controlling interests - As at April 1, 2008, the Corporation has adopted SFAS No. 141(R), Business Combinations and Financial Accounting Standards Board Statement of Financial Accounting notes to consolidated financial statements.  The impact of adopting SFAS No. 141(R) will be dependent on the future business combinations that the Corporation may pursue in the future.  There has been no impact upon adoption of this standard on the Corporation’s financial statements.

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

Unless the context otherwise requires, references in this report on Form 10-Q to the “Corporation”, “LML”, “we”, “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries.  LML Payment Systems Inc.'s direct subsidiaries include Beanstream Internet Commerce Inc., LML Corp., Legacy Promotions Inc, and LHTW Properties Inc. LML Corp.'s subsidiaries are LML Patent Corp., and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to dollars or “$” are to U.S. Dollars.

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).  We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information.  Quarterly operating results have varied significantly in the past and can be expected to vary in the future.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

Overview

LML Payment Systems Inc. is a financial payment processor operating three separate lines of business:  transaction payment processing, intellectual property licensing and check processing/software licensing. Our transaction payment processing services consist predominantly of Internet-based services; while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  With the completion of our 2007 acquisition of Beanstream (which had a strong Internet-based product and service offering), we expect that our transaction payment processing services will be our principal line of business for the foreseeable future, while our other lines of business (including the electronic check processing services that we have historically relied on for a significant source of revenue) will become less important to our overall service offerings and less significant to the  financial performance of our company.

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

CP/SL Segment

Our Check Processing/Software Licensing Operations ("CP/SL") involve primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.  Our check processing services, which are provided in the United States, include return check management services such as traditional and electronic recovery services to retail clients.  When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.

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

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenue

Total revenue for the three months ended June 30, 2008 was approximately $3,177,000, an increase of approximately $1,721,000 or approximately 118.2% from total revenue of approximately $1,456,000 for the three months ended June 30, 2007.  This increase is primarily attributable to the inclusion of revenue from our TPP segment for the three months ended June 30, 2008 in the amount of $1,954,000.

During the three months ended June 30, 2008 revenue from and associated with our two largest customers amounted to approximately 29.1% of total revenue as compared to approximately 40.4% of total revenue for the three months ended June 30, 2007.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue of $1,954,000 pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees and has been included in our first quarter results for the first time during the three months ended June 30, 2008 as a result of the acquisition of Beanstream on June 30, 2007. Transaction fees for the three months ended June 30, 2008 were approximately $1,610,000; the amortized portion of one-time set-up fees recognized was approximately $35,000 for the three months ended June 30, 2008; and monthly gateway fees for the three months ended June 30, 2008 were approximately $244,000.

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $7,000 from approximately $413,000 for the three months ended June 30, 2007 to approximately $406,000 for the three months ended June 30, 2008.   The licensing revenue of approximately $406,000 consists of: (i) approximately $306,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $100,000 related to aggregate licenses providing running royalties and other paid-up license fees.

CP/SL Segment

CP/SL segment revenue for the three months ended June 30, 2008 was approximately $817,000, a decrease of approximately 21.7% from CP/SL segment revenue of approximately $1,043,000 for the three months ended June 30, 2007.

Revenue from electronic check verification was $NIL for the three months ended June 30, 2008 as compared to approximately $104,000 for the three months ended June 30, 2007. This decrease is primarily attributable to our no longer providing electronic check verification services during the three months ended June 30, 2008. During the fourth quarter of our fiscal year 2008, we ceased providing certain CP/SL segment services, including electronic check verification.

Revenue from our primary check collections business decreased approximately 21.2% from approximately $165,000 for the three months ended June 30, 2007 to approximately $130,000 for the three months ended June 30, 2008. Revenue from our secondary check collections business decreased approximately 7.6% from approximately $592,000 for the three months ended June 30, 2007 to approximately $547,000 for the three months ended June 30, 2008. The decrease in primary and secondary check collections business is primarily attributable to our cessation of providing certain CP/SL segment services, including check verification during the fourth quarter of our fiscal year 2008. Historically, certain customers may have received bundled payment processing services from us including electronic check verification and returned check management services. Consequently, the cessation of electronic check verification services to these specific customers could also cause a reduction in primary and secondary check collections business.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $70,000 for the three months ended June 30, 2008, versus approximately $78,000 for the three months ended June 30, 2007.  We believe future royalties are dependent upon the continued successful marketing by CheckFree Corporation of the PEP+ reACH™ product.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation.

Costs of revenue increased from approximately $498,000 for the three months ended June 30, 2007, to approximately $1,513,000 for the three months ended June 30, 2008, an increase of approximately $1,015,000. The increase was primarily attributable to the inclusion of our TPP segment cost of revenue of approximately $1,077,000 for the first time during the three months ended June 30, 2008. CP/SL segment cost of revenue was approximately $399,000 for the three months ended June 30, 2008 as compared to approximately $489,000 for the three months ended June 30, 2007, a decrease in CP/SL segment costs of approximately $90,000 or approximately 18.4%.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs including associated stock-based compensation and employment benefits, office facilities, travel, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses also include the costs of corporate and support functions including our executive leadership and administration groups, finance, information technology, legal, human resources and corporate communication costs.

General and administrative expenses decreased to approximately $1,065,000 from approximately $1,100,000 for the three months ended June 30, 2008 and 2007, respectively, a decrease of approximately $35,000 or approximately 3.2%. Included in general and administrative expenses for the first time in the three months ended June 30, 2008 are TPP segment expenses of approximately $145,000. CP/SL segment expenses decreased to approximately $176,000 from approximately $604,000 for the three months ended June 30, 2008 and 2007 respectively, a decrease of approximately $428,000 or approximately 70.9%. The decrease in CP/SL segment general and administrative expenses is primarily attributable to the consolidation of our four data centers into two which was completed during the fourth quarter of our fiscal year 2008.

Sales and Marketing

Sales and marketing expenses consist primarily of costs related to sales and marketing activities. These expenses include salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing increased to approximately $82,000 from approximately $65,000 for the three months ended June 30, 2008 and 2007, respectively, an increase of 26.2%. The increase is primarily attributable to sales and marketing costs of approximately $75,000 associated with our TPP segment that are being included in our sales and marketing expenses for the first time for the three months ended June 30, 2008.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improving and enhancing of the existing product and service lines.

Product development and enhancement expenses were approximately $72,000 for the three months ended June 30, 2008 as compared to $NIL for the three months ended June 30, 2007. The increase is primarily attributable to product development and enhancement costs associated with our TPP segment that are being included in the Corporation’s statement of operations for the first time for the three months ended June 30, 2008.

Amortization and Depreciation

Amortization and depreciation increased to approximately $194,000 from approximately $127,000 for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 52.8%. The increase is primarily attributable to the amortization of intangible assets of approximately $124,000 for the three months ended June 30, 2008 associated with the Beanstream acquisition.

Interest income

Interest income decreased to approximately $62,000 from approximately $113,000 for the three months ended June 30, 2008 and 2007, respectively. The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments.

Interest expense

Interest expense increased to approximately $105,000 from approximately $18,000 for the three months ended June 30, 2008 and 2007, respectively. The increase is primarily attributable to interest accrued on the two-year promissory notes of approximately $100,000 for the three months ended June 30, 2008.

Net Loss

Net loss decreased approximately $201,000 from approximately $248,000 for the three months ended June 30, 2007 to approximately $47,000 for the three months ended June 30, 2008.

Basic and diluted loss per share were both approximately $NIL for the three months ended June 30, 2008, as compared to basic and diluted loss per share of approximately ($0.01) for the three months ended June 30, 2007.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $662,000 in negative working capital as of June 30, 2008 compared to approximately $3,641,000 in working capital as of March 31, 2008. The decrease in working capital was primarily attributable to the first installment payment of approximately $2,844,000 (CAD$2,900,000) on the promissory notes relating to the acquisition of Beanstream and partially attributable to a non-cash obligation to issue shares of approximately $1,971,000 also relating to the acquisition of Beanstream.  Cash used in operating activities was approximately $225,000 for the three months ended June 30, 2008, as compared to approximately $443,000 for the three months ended June 30, 2007. The decrease in cash used in operating activities was primarily attributable to an increase in net income over the same period in the previous year combined with an increase in non-cash costs such as stock-based compensation and unrealized foreign exchange. Cash used in investing activities was approximately $49,000 for the three months ended June 30, 2008 as compared to approximately $600,000 for the three months ended June 30, 2007, a  decrease in cash used in investing activities of approximately $551,000. Cash used in investing activities during the three months ended June 30, 2007 included approximately $513,000 attributable to the acquisition of Beanstream.  Cash used in financing activities was approximately $2,892,000 for the three months ended June 30, 2008 as compared to approximately $88,000 for the three months ended June 30, 2007, an increase in cash used in financing activities of approximately $2,804,000. The increase in cash used in financing activities was primarily due to the first installment payment of approximately $2,844,000 (CAD$2,900,000) on the promissory notes relating to the acquisition of Beanstream.

We anticipate positive cash flows from our operating activities in fiscal 2009.

In light of our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor (as demonstrated by our acquisition of Beanstream), our long-term plans may include the potential to strategically acquire complementary businesses, products or technologies and may also include instituting actions against other entities who we believe are infringing our intellectual property.  We believe that existing cash and cash equivalent balances and potential cash flows from operations should satisfy our long-term cash requirements, however, we may have to raise additional funds for these purposes, either through equity or debt financing, as appropriate.  There can be no assurance that such financing would be available on acceptable terms, if at all.

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2008. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2008 filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).

Contingencies

In addition to legal matters as previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2008 until June 30, 2008, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q.Based on their evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Corporation acquired Beanstream on June 30, 2007.  Commencing July 1, 2007, the results of operations and cash flows of Beanstream have been included in the consolidated financial statements of the Corporation.  We are in the process of implementing our internal controls over financial reporting for the acquired business.  As of and for the period ending June 30, 2008, Beanstream represented 29% of our total assets, 55% of our total liabilities and 62% of our net operating revenue in our consolidated financial statements.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In addition to the legal matters as described herein and as previously reported in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2007, we acquired all of the outstanding capital stock of Beanstream pursuant to an Arrangement Agreement dated as of April 30, 2007 between us and Beanstream (the “Arrangement Agreement”).  In addition to the purchase price that we paid at closing, the Arrangement Agreement also provided that the Beanstream shareholders could receive additional consideration contingent on the realization of specific revenue targets by the first anniversary of the closing (the “Earn-out”).  If the specific revenue targets were realized, the Earn-out would be payable either in cash or through the issuance of shares of our common stock, with such shares to be issued at a price equal to the volume weighted average of the closing price for the purchase of one share of common stock as reported on the NASDAQ Stock Exchange during the ten trading days immediately before the Earn-out record date.

On June 30, 2008, the specific revenue targets were realized and we have determined to pay the additional consideration through the issuance of 774,593 shares of our common stock (equal in value to CAD$2,000,000) to the former Beanstream shareholders.  These shares were offered and sold by us in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), available under Section 3(a)(10) of the Act.

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

*filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

August 11 , 2008