Form 10-Q
period 2008-09-30
LML PAYMENT SYSTEMS INC
filed 2008-11-13
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes []                       No [X]

The number of shares of the registrant's Common Stock outstanding as of November 3, 2008, was 27,116,408.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)

	September 30, 2008	March 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$5,935,401	$9,749,768
Funds held for merchants (Note 6)	11,924,002	5,833,617
Restricted cash	125,000	250,000
Accounts receivable, less allowances of $32,168 and $32,168, respectively	581,145	719,301
Prepaid expenses	282,842	273,751
Total current assets	18,848,390	16,826,437

Property and equipment, net	267,426	246,828
Patents, net	706,441	788,473
Restricted cash	148,186	153,619
Other assets	22,956	23,247
Goodwill (Note 7)	17,874,202	15,903,077
Intangible assets, net	5,453,062	5,700,637

TOTAL ASSETS	$43,320,663	$39,642,318

LIABILITIES
Current Liabilities
Accounts payable	$786,794	$1,745,679
Accrued liabilities	716,007	648,661
Corporate taxes payable	600	573,240
Funds due to merchants (Note 6)	11,924,002	5,833,617
Current portion of obligations under capital lease	198,158	203,366
Current portion of promissory notes	2,396,166	2,731,923
Current portion of deferred revenue	1,325,599	1,448,921
Total current liabilities	17,347,326	13,185,407

Obligations under capital lease	68,955	177,573
Promissory notes	-	2,435,460
Deferred revenue	3,968,505	4,606,379

TOTAL LIABILITIES	21,384,786	20,404,819

Commitments and Contingencies (Note 9)

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, CAD $1.00 par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, CAD $1.00 par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 27,116,408 and 26,341,832 issued and outstanding, respectively	50,039,568	48,071,980

Accumulated other comprehensive loss	(5,496)	(19,046)
Contributed surplus	6,089,601	5,391,187
Deficit	(34,187,796)	(34,206,622)
Total shareholders' equity	21,935,877	19,237,499

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$43,320,663	$39,642,318

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2008	2007	2008	2007

REVENUE	$3,086,974	$3,182,548	$6,264,446	$4,638,265
COST OF REVENUE (includes stock-based compensation (“s.b.c.”) expense of $37,788 for three months ended September 30, 2008 (three months ended September 30, 2007 - $9,801) and $75,601 for six months ended September 30, 2008 (six months ended September 30, 2007 - $19,496))	1,504,746	1,312,148	3,018,024	1,810,376
GROSS PROFIT (excludes amortization and depreciation expense)	1,582,228	1,870,400	3,246,422	2,827,889

OPERATING EXPENSES
General and administrative (includes s.b.c. expense of $289,642 for three months ended September 30, 2008 (three months ended September 30, 2007 - $104,279) and $596,959 for six months ended September 30, 2008 (six months ended September 30, 2007- $234,019))	1,183,351	1,217,016	2,248,115	2,316,886
Sales and marketing (includes s.b.c. expense of $765 for three months ended September 30, 2008 (three months ended September 30, 2007 - $-) and $1,521 for six months ended September 30, 2008 (six months ended September 30, 2007 - $-))	78,084	52,116	160,566	116,692
Product development and enhancement (includes s.b.c. expense of $12,233 for three months ended September 30, 2008 (three months ended September 30, 2007 - $-) and $24,333 for six months ended September 30, 2008 (six months ended September 30, 2007 - $-))	67,219	52,634	139,310	52,634
Amortization and depreciation	198,195	134,738	392,552	261,254

INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	55,379	413,896	305,879	80,423

Foreign exchange gain (loss)	163,805	(410,872)	98,968	(427,096)
Other income	10,654	10,833	18,975	19,542
Gain on sale of assets	-	-	864	1,700
Interest income	81,532	123,792	143,969	237,103
Interest expense	(53,505)	(112,179)	(158,885)	(130,167)

INCOME (LOSS) BEFORE INCOME TAXES	257,865	25,470	409,770	(218,495)

Income taxes	192,520	206,693	390,944	210,893

NET INCOME (LOSS)	65,345	(181,223)	18,826	(429,388)

DEFICIT, beginning of period	(34,253,141)	(32,233,959)	(34,206,622)	(31,985,794)

DEFICIT, end of period	$(34,187,796)	$(32,415,182)	$(34,187,796)	$(32,415,182)

EARNINGS (LOSS) PER SHARE, basic and diluted	$0.00	$(0.01)	$0.00	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	26,762,797	22,334,172	26,553,465	21,287,963
Diluted	26,762,797	22,334,172	26,553,465	21,287,963

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In U.S. Dollars)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2008	2007	2008	2007

Net Income	$65,345	$(181,223)	$18,826	$(429,388)
Unrealized foreign exchange gain (loss) on translation of self- sustaining operations	(16,424)	28,787	13,550	28,787
Comprehensive income (loss)	$48,921	$(152,436)	$32,376	$(400,601)

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2008	2007	2008	2007

Operating Activities:
Net income (loss)	$65,345	$(181,223)	$18,826	$(429,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization and depreciation	198,195	134,738	392,552	261,254
Gain on sale of assets	-	-	(864)	(1,700)
Stock-based compensation	340,428	114,080	698,414	253,515
Stock-based compensation – future income taxes	-	11,185	-	11,185
Unrealized foreign exchange (gain) loss	(101,825)	337,876	3,340	337,876

Changes in non-cash operating working capital
Restricted cash	-	-	125,000	-
Accounts receivable	53,049	(143,088)	135,609	(190,916)
Prepaid expenses	(34,548)	60,472	(10,033)	116,632
Other assets	-	(8,490)	-	(8,490)
Accounts payable and accrued liabilities	(94,659)	(258,253)	(833,586)	(360,237)
Corporate taxes payable	(630,432)	126,918	(572,993)	126,918
Deferred revenue	(373,937)	(263,519)	(759,499)	(629,275)
Net cash used in operating activities	(578,384)	(69,304)	(803,234)	(512,626)

Investing Activities:
Acquisition of Beanstream, net of cash acquired	-	(646,125)	-	(3,971,388)
Acquisition of property and equipment	(36,057)	(22,538)	(89,403)	(106,923)
Proceeds from disposal of equipment	-	-	5,500	1,700
Development of patents	(46)	(3,396)	(1,652)	(7,938)
Net cash used in investing activities	(36,103)	(672,059)	(85,555)	(4,084,549)

Financing Activities:
Payments on capital leases	(49,124)	(89,311)	(93,396)	(177,074)
Payment on promissory notes	-	-	(2,843,974)	-
Share capital financing costs	-	-	(3,537)	-
Proceeds from exercise of stock options	-	77,438	-	77,438
Net cash used in financing activities	(49,124)	(11,873)	(2,940,907)	(99,636)

Effects of foreign exchange rate changes on cash and cash equivalents	(18,660)	303,786	15,329	303,786

DECREASE IN CASH AND CASH EQUIVALENTS	(682,271)	(449,450)	(3,814,367)	(4,393,025)

Cash and cash equivalents, beginning of period	6,617,672	6,219,433	9,749,768	10,163,008

Cash and cash equivalents, end of period	$5,935,401	$5,769,983	$5,935,401	$5,769,983

Supplemental disclosure of cash flow information
Interest paid	$5,399	$16,470	$406,590	$34,457
Taxes paid	$827,155	$-	$972,419	$28,386

Non-cash investing and financing transactions not included in cash flows:

Issuance of common shares pursuant to earn-out provision	$1,971,125	$-	$1,971,125	$-

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation

The consolidated balance sheet as of September 30, 2008, the consolidated statements of operations and deficit and comprehensive income for the three and six months ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the three and six months ended September 30, 2008 and 2007, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2008, was derived from audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's audited consolidated annual financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's audited consolidated financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below.  All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”) *

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.

* Effective June 30, 2007, the Corporation completed the acquisition of Beanstream. The consolidated balance sheet as of September 30, 2008 and the consolidated statements of operations and deficit, comprehensive income and cash flows for the three and six months ended September 30, 2008 include the accounts of Beanstream since its acquisition by the Corporation on June 30, 2007.

Comparative amounts

Comparative amounts have been reclassified to conform to the basis of presentation adopted in the current period.  Specifically, the Corporation has chosen to present the costs of revenue and operating expenses separately with effect April 1, 2008.

2.	Adoption of New Accounting Policies

Goodwill and Intangible Assets

In January 2008, the Canadian Institute of Chartered Accountants (“CICA”) issued Section 3064, "Goodwill and Intangible Assets", which will replace Section 3062, "Goodwill and Other Intangible Assets". The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. Section 1000, "Financial Statement Concepts" was also amended to provide consistency with this new standard.  As of April 1, 2008, the Corporation has early adopted this standard as is allowed under the transitional provision. Adoption of these new standards has had no significant impact on the Corporation’s financial statements.

2.	Adoption of New Accounting Policies (continued)

Financial instruments – disclosure and presentation

Commencing April 1, 2008 the Corporation has adopted CICA Handbook Section 3862, "Financial Instruments - Disclosure" and 3863, "Financial Instruments – Presentation". The adoption of these sections have resulted in incremental disclosures,  with an emphasis on risks associated with both recognized and unrecognized financial instruments to which an entity is exposed during the period and at the balance sheet date, and how an entity manages those risks.

Inventories

Commencing April 1, 2008 the Corporation has adopted CICA Handbook Section 3031, "Inventories". The new recommendations provide more guidance on the measurement and disclosure requirements for inventories; specifically, the new recommendations allow the reversals of previous write-downs to net realizable value where there is a subsequent increase in the value of inventories.  Due to the limited nature of the Corporation’s inventories, adoption of this new section has resulted in no significant changes to the financial statements.

Capital Management

Commencing April 1, 2008, the Corporation adopted CICA Handbook Section 1535, "Capital Disclosures".  The Corporation’s objectives when managing capital are to safeguard its ability to support its normal operating requirements on an ongoing basis, so that it can continue to provide returns for shareholders and benefits for other stakeholders, and to provide an adequate return to shareholders by pricing products and services commensurately with the level of risk.

The capital structure of the Corporation consists of obligations under a capital lease, promissory notes, and equity comprising issued capital, contributed surplus and deficit. The Corporation manages its capital structure and makes adjustments to it in light of economic conditions. The Corporation, upon approval from its Board of Directors, will balance its overall capital structure through new share issues or by undertaking other activities as deemed appropriate under the specific circumstances.

The Corporation is not subject to any externally imposed capital requirements.  The Corporation’s overall strategy with respect to capital risk management remains unchanged from the year ended March 31, 2008.

3.	Recent accounting pronouncements

International Financial Reporting Standards

The Accounting Standards Board of the CICA announced that Canadian Generally Accepted Accounting Principles (“CDN GAAP”) for publicly accountable enterprises will be replaced with International Financial Reporting Standards (“IFRS”) for fiscal years beginning on or after January 1, 2011. Early conversion to IFRS for fiscal years beginning on or after January 1, 2009 may also be permitted.

The Corporation plans to begin reporting under IFRS at the commencement of its 2012 fiscal year, including interim periods.

Implementing IFRS will have an impact on accounting, financial reporting and supporting IT systems and processes. It may also have an impact on taxes, contractual commitments involving CDN GAAP based clauses, long-term employee compensation plans and performance metrics. Accordingly, when the Corporation develops its IFRS implementation plan, it will have to include measures to provide extensive training to key finance personnel, to review contracts and agreements and to increase the level of awareness and knowledge amongst management, the Board of Directors and Audit Committee. Additional resources may be engaged to ensure the timely conversion to IFRS.

4.	Foreign currency translation

The Corporation’s functional (except as described below) and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651 "Foreign Currency Translation" (which is consistent with Statement of Financial Accounting Standards ("SFAS") No. 52 (“SFAS 52”) "Foreign Currency Translation") using the exchange rate prevailing at the balance sheet date.  Average rates for the period are used to translate the Corporation’s revenue and expenses.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

4.	Foreign currency translation (continued)

The functional currency of the Corporation’s self-sustaining Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with CICA 1651 and SFAS 52.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the period are used to translate Beanstream’s revenues and expenses.  The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

5.	Financial instruments

a)
The Corporation classifies its cash and cash equivalents, funds held for merchants and restricted cash as held-for-trading. Accounts receivable are classified as loans and receivables. Accounts payable and accrued liabilities, corporate taxes payable, funds due to merchants and promissory notes are classified as other liabilities, all of which are measured at amortized costs.

Carrying value and fair value of financial assets and liabilities as at September 30, 2008 are summarized as follows:

	Carrying Value	Fair Value

Held-for-Trading	$18,132,589	$18,132,589
Loans and receivables	581,145	581,145
Held-to-maturity	-	-
Available-for-sale	-	-
Other liabilities	15,823,569	15,823,569

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

c)	Market Risk

Currency Risk

The Corporation’s functional currency is the U.S. dollar.  The Corporation is exposed to foreign exchange risk from fluctuations in exchange rates between the U.S. dollar and the Canadian dollar.  Significant losses may occur due to significant balances of cash and cash equivalents and short-term investments held in Canadian dollars that may be affected negatively by an increase in the value of the U.S. dollar as compared to the Canadian dollar. The Corporation has not hedged its exposure to foreign currency fluctuations.

As at September 30, 2008 and March 31, 2008, the Corporation is exposed to currency risk through its cash and restricted cash, accounts receivable, accounts payable, accrued liabilities, corporate taxes payable and promissory notes denominated in Canadian dollars:

	September 30, 2008	March 31, 2008
Cash and restricted cash	$211,694	$145,968
Accounts receivable	279,481	156,871
Accounts payable	288,169	380,326
Accrued liabilities	595,114	517,338
Corporate taxes payable	600	573,240
Promissory notes	2,396,166	5,167,383

5.	Financial instruments (conitnued)

Based on the above foreign currency exposure as at September 30, 2008 and March 31, 2008 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $229,721 and $218,692 respectively, in the Corporation’s foreign currency loss/gain.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Corporation’s exposure to interest rate risk is limited as its cash and payment processing accounts are short-term in nature and its promissory notes bear a fixed interest rate.

Other Price Risk

Other price risk is the risk that the future value or cash flows of a financial instrument will fluctuate because of changes in market prices. Exposure to price risk is low as the Corporation’s cash management policy is to invest excess cash in high grade/low risk investments over short periods of time.

d)	Credit Risk

Credit risk is the risk of a financial loss if a customer or counter party to a financial instrument fails to meet its contractual obligations. Any credit risk exposure on cash balances is considered negligible as the Corporation places funds or deposits only with major established banks in the countries in which it has payment processing services. The credit risk arises primarily from the Corporation’s trade receivables from customers.

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at September 30, 2008, the balance of the Corporation’s allowance for doubtful accounts was $32,168 (March 31, 2008 - $32,168).  The Corporation has good credit history with its customers and the amounts due from them are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at September 30, 2008:

0-30 days	$291,892
31-60 days	612
61-90 days	90,940
Over 90 days due	197,701
$581,145

Concentration of credit risk

During the three months ended September 30, 2008, revenue from the Corporation’s two largest customers amounted to approximately 29.9% of total revenue (2007 – 33.6%) consisting of approximately 18.4% of total revenue for the Corporation’s largest customer (2007 - 16.4%) and 11.5% for the Corporation’s second largest customer (2007 - 17.2%).  Revenue from the Corporation’s two largest customers amounted to approximately $923,191 (2007 - $1,069,080) consisting of approximately $569,149 (2007 - $520,564) for the Corporation’s largest customer and $354,042 for the Corporation’s second largest customer (2007 - $548,516).  The Corporation is economically dependent on revenue from these customers.

During the six months ended September 30, 2008, revenue from the Corporation’s two largest customers amounted to approximately 29.5% of total revenue (2007 – 35.7%) consisting of approximately 18.1% of total revenue for the Corporation’s largest customer (2007 - 11.2%;) and 11.4% for the Corporation’s second largest customer (2007 - 24.5%). Revenue from the Corporation’s two largest customers amounted to approximately $1,848,827 (2007 - $1,657,180) consisting of approximately $1,131,963 (2007 - $520,564) for the Corporation’s largest customer and $716,864 for the Corporation’s second largest customer (2007 - $1,136,616).  The Corporation is economically dependent on revenue from these customers.

e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they are due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

6.      Cash and cash equivalents and funds held for / due to merchants

Cash and cash equivalents

At September 30, 2008, the Corporation held $5,935,401 (March 31, 2008: $9,749,768) in cash and cash equivalents.  Included in this balance was $752,000 in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution (March 31, 2008 - $1.1 million).

Funds held for/due to merchants

At September 30, 2008, Beanstream held funds due to merchants in the amount of $11,924,002 (March 31, 2008 - $5,833,617). The funds held for/due to merchants were comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;

•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and

•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

7.	Goodwill and Intangible Assets

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

Original goodwill recognized on acquisition	$15,903,077
Additional Contingent Consideration (CAD $2,000,000)	1,971,125
Goodwill related to Beanstream Acquisition on September 30, 2008	$17,874,202

The Corporation had the right to choose to pay the additional consideration in cash or through the issuance of shares of its common stock with such shares to be issued at a price equal to the volume weighted average of the closing price of one share of the Corporation’s common stock as reported on the NASDAQ Stock Exchange during the ten trading days immediately before the Earn-out record date.  During the three and six months ended September 30, 2008, the Corporation elected to pay such additional consideration through the issuance of 774,576 shares of its common stock to the former Beanstream shareholders.

Intangible assets related to the acquisition of Beanstream include partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years.  The existing technology is amortized over five years.  Trade names are not amortized.

8.	Stock-based compensation

The Corporation accounts for all stock options issued based on their fair value as required by the CICA Section 3870 which corresponds to the Financial Accounting Standard Board’s (“FASB”) SFAS No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”.  Prior to the adoption of this accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

During the three months ended September 30, 2008, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option plan or its 1998 Stock Incentive Plan (no stock options were granted during the three months ended June 30, 2008).

8.	Stock-based compensation (continued)

During the three months ended September 30, 2007, the Corporation granted 25,000 stock options under the Corporation’s 1996 Stock Option Plan and 50,000 stock options under the 1998 Stock Incentive Plan (no stock options were granted during the three months ended June 30, 2007).  The weighted average grant date fair value for these stock options is $1.47 per stock option. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 4.5%;

Expected volatility of 54.3%;

Expected life of the stock options of 4 years; and

No dividend yields.

9.	Commitments and Contingencies

All commitments and contingencies remain unchanged from the Corporation’s audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2008 except as noted below:

During the fiscal year ended March 31, 2007 a subsidiary of the Corporation received notification that it had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including the subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.    During the three months ended September 30, 2008, the complaint was dismissed with prejudice. Subsequent to the three months ended September 30, 2008, the plaintiffs appealed this decision.  The subsidiary of the Corporation believes that these allegations are without merit and does not expect them to have a material adverse effect on its results of operations, financial position or liquidity.

10.	Industry and geographic segments

Based upon the way financial information is provided to the Corporation’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Corporation reports its operations in three distinct operating segments, described as follows:

Transactions Payment Processing (“TPP”) operations involve financial payment processing, authentication and risk management services provided by Beanstream.  The services are accessible via the Internet and are offered in an application service provider ("ASP") model.

Intellectual Property Licensing (“IPL”) operations involve licensing the Corporation’s intellectual property estate, which includes five U.S. patents describing electronic check processing methods.

Check Processing/Software Licensing (“CP/SL”) operations involve  primary and secondary check collection including electronic check re-presentment ("RCK") and software licensing.

Within these segments, performance is measured based on revenue, cost of revenue, general and administrative, sales and marketing, product development and enhancement, and amortization and depreciation as well as income before income taxes from each segment. There are no transactions between segments. The Corporation does not generally allocate corporate or centralized marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by the Corporation’s Chief Executive Officer, and therefore the Corporation has not disclosed asset information for each operating segment.

Financial information for each reportable segment for the three and six months ended September 30, 2008 and 2007 was as follows:

10.	Industry and geographic segments (continued)

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$1,970,275	$434,152	$682,547	$-		$3,086,974
Revenue: major customers	569,149	305,556	354,042	-		1,228,747
Cost of revenue	1,056,395	-	410,563	37,788	[1]	1,504,746
General and administrative	167,530	6,566	179,557	829,698	[2]	1,183,351
Sales and marketing	70,394	-	6,925	765	[1]	78,084
Product development and enhancement	54,986	-	-	12,233	[1]	67,219
Amortization and depreciation	12,352	42,055	16,122	127,666	[3]	198,195
Income (losses) before income taxes	653,130	397,057	64,927	(857,249)	[4]	257,865

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2007	Canada	U.S.	U.S.	Items		Total

Total Revenue	$1,709,875	$431,447	$1,041,226	$-		$3,182,548
Revenue: major customers	520,564	305,556	548,516	-		1,374,636
Cost of revenue	857,919	-	444,428	9,801	[1]	1,312,148
General and administrative	96,954	2,323	555,209	562,530	[2]	1,217,016
Sales and marketing	50,676	-	1,440	-		52,116
Product development and enhancement	52,634	-	-	-		52,634
Amortization and depreciation	5,318	41,731	85,381	2,308	[3]	134,738
Income (losses) before income taxes	673,028	399,108	(42,622)	(1,004,044)	[4]	25,470

Six Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$3,924,771	$840,594	$1,499,081	$-		$6,264,446
Revenue: major customers	1,131,963	611,112	716,864	-		2,459,939
Cost of revenue	2,133,043	-	809,380	75,601	[1]	3,018,024
General and administrative	312,199	12,170	355,372	1,568,374	[2]	2,248,115
Sales and marketing	145,465	-	13,580	1,521	[1]	160,566
Product development and enhancement	114,977	-	-	24,333	[1]	139,310
Amortization and depreciation	20,888	84,086	32,897	254,681	[3]	392,552
Income (losses) before income taxes	1,239,277	766,990	278,664	(1,875,161)	[4]	409,770

Six Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2007	Canada	U.S.	U.S.	Items		Total

Total Revenue	$1,709,875	$844,355	$2,084,035	$-		$4,638,265
Revenue: major customers	520,564	611,112	1,136,616	-		2,268,292
Cost of revenue	857,919	-	932,960	19,497	[1]	1,810,376
General and administrative	96,954	4,155	1,159,344	1,056,433	[2]	2,316,886
Sales and marketing	50,676	-	66,016	-	[1]	116,692
Product development and enhancement	52,634	-	-	-	[1]	52,634
Amortization and depreciation	5,318	83,325	168,501	4,110	[3]	261,254
Income (losses) before income taxes	673,028	863,653	(240,203)	(1,514,973)	[4]	(218,495)

[1]	Represents stock-based compensation expense.
[2]	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses.
[3]	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
[4]	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

11.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles

These financial statements are prepared using CDN GAAP which does not differ materially from United States generally accepted accounting principles (“U.S. GAAP”) with respect to the accounting policies and disclosures in these consolidated financial statements except as set out below:

a)	Under U.S. GAAP, the Corporation could not effect the 2001 reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation's common stock.

b)	Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). This interpretation clarifies the recognition threshold and measurement of a tax position taken or expected to be taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Corporation adopted the provisions of FIN 48 on April 1, 2007. No cumulative effect adjustment to the April 1, 2007 balance of the Corporation’s deficit was required upon the implementation of FIN 48. As of the date of adoption there were no unrecognized tax benefits. Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Corporation’s consolidated financial statements.

c)	Changes in U.S. GAAP

Recent accounting pronouncements affecting the Corporation’s financial reporting under U.S. GAAP are summarized below.

(i)
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 except as amended by FASB Staff Position (“FSP”) SFAS 157-2 which is effective for fiscal years beginning after November 15, 2008. FSP SFAS 157-2 allows partial deferral of the effective date of SFAS 157 relating to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  As of April 1, 2008, the Corporation adopted SFAS 157, except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2. The Corporation will adopt the remaining portion of SFAS 157 in the first quarter of fiscal 2010 and does not expect the adoption to have a material impact on the consolidated financial statements and the accompanying notes.

(ii)
As at April 1, 2008, the Corporation adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. U.S. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107). The Corporation did not elect to use the fair value measurement options of this standard.  Adoption of this standard has not had a significant impact on the Corporation’s consolidated financial statements.

(iii)
In December 2007, the FASB issued SFAS 141(R) "Business Combinations" (SFAS 141(R)). SFAS 141(R) replaces SFAS 141 "Business Combinations" (SFAS 141).  SFAS 141(R) is broader in scope than SFAS 141 which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and the Corporation will adopt the standard in the first quarter of fiscal 2010 and its effects on future periods will depend on the nature and significance of any business combinations subject to this statement.

(iv)
In December 2007, the FASB issued SFAS 160, "Noncontrolling Interest in Consolidated Financial Statements", an amendment of ARB No. 51 (SFAS 160). The new statement changes the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary.

SFAS 160 replaces the existing minority-interest provisions of "Accounting Research Bulletin" ("ARB") 51, Consolidated Financial Statements, by defining a new term—noncontrolling interests—to replace what were previously called minority interests. The new standard establishes noncontrolling interests as a component of the equity of a consolidated entity.

The underlying principle of the new standard is that both the controlling interest and the noncontrolling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying noncontrolling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for noncontrolling interests in a consolidated subsidiary.

SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.  The impact of adopting SFAS 160 will be dependent on the future business combinations that the Corporation may pursue after its effective date.

(v)
In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 161). This standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities;" and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Corporation is in the process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report on Form 10-Q to the “Corporation”, “LML”, “we”, “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries.  LML Payment Systems Inc.'s direct subsidiaries include Beanstream Internet Commerce Inc., LML Corp., Legacy Promotions Inc. and LHTW Properties Inc. LML Corp.'s subsidiaries are LML Patent Corp. and LML Payment Systems Corp. Unless otherwise specified herein, all references herein to dollars or “$” are to U.S. Dollars.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).  We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information.  Quarterly operating results have varied significantly in the past and can be expected to vary in the future.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

Overview

LML Payment Systems Inc. is a financial payment processor operating three separate lines of business:  transaction payment processing, intellectual property licensing and check processing/software licensing. Our transaction payment processing services consist predominantly of Internet-based services; while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  We believe that electronic transaction processing services, including Internet-based payment services, will continue to be used in greater frequency than traditional payment methods, such as checks and cash, and we are therefore focusing on these services. With the completion of our 2007 acquisition of Beanstream (which had a strong Internet-based product and service offering), we expect that our transaction payment processing services will be our principal line of business for the foreseeable future, while our other lines of business (including the electronic check processing services that we have historically relied on for a significant source of revenue) will become less important to our overall service offerings and less significant to the  financial performance of our corporation.

TPP Segment

Our Transaction Payment Processing Operations (“TPP”) involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank-neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider ("ASP") model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 7,000 customers primarily in Canada.

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

CP/SL Segment

Our Check Processing/Software Licensing Operations ("CP/SL") involve primary and secondary check collection including electronic check re-presentment ("RCK") and software licensing.  Our check processing services, which are provided in the United States, include return check management services such as traditional and electronic recovery services to retail clients.  When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.

In connection with our continuing focus on electronic transaction processing services, including Internet-based services, and our gradual de-emphasis of CP/SL services, during the fourth quarter of our prior fiscal year 2008, we ceased providing certain CP/SL services, including electronic check verification.

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

Within these segments, performance is measured based on revenue, factoring in costs and expenses including amortization and depreciation as well as income from operations before income taxes from each segment. There are no transactions between segments. We do not generally allocate corporate or centralized marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by our Chief Executive Officer, and therefore we have not disclosed asset information for each operating segment.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenue

Total revenue for the three months ended September 30, 2008 was approximately $3,087,000, a decrease of approximately $96,000 or approximately 3.0% from total revenue of approximately $3,183,000 for the three months ended September 30, 2007.  This decrease is primarily attributable to a decrease in revenue from the CP/SL segment of approximately $358,000 offset by an increase in revenue from our TPP segment in the amount of approximately $260,000.

During the three months ended September 30, 2008 revenue from and associated with our two largest customers amounted to approximately 29.9% of total revenue as compared to approximately 33.6% of total revenue for the three months ended September 30, 2007.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees.  TPP segment revenue for the three months ended September 30, 2008 was approximately $1,970,000, an increase of approximately $260,000 or approximately 15.2% from TPP segment revenue of approximately $1,710,000 for the three months ended September 30, 2007. The increase in TPP segment revenue was primarily attributable to an increase in our merchant base of approximately 20.6% from September 30, 2007 to September 30, 2008. Transaction fees for the three months ended September 30, 2008 were approximately $1,568,000 compared to approximately $1,389,000 for the three months ended September 30, 2007, an increase of approximately $179,000 or approximately 12.9%; the amortized portion of one-time set-up fees recognized was approximately $36,000 for the three months ended September 30, 2008 compared to approximately $29,000 for the three months ended September 30, 2007, an increase of approximately $7,000 or approximately 24.1%; and monthly gateway fees for the three months ended September 30, 2008 were approximately $254,000 compared to approximately $224,000 for the three months ended September 30, 2007, an increase of approximately $30,000 or approximately $13.4%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $3,000 from approximately $431,000 for the three months ended September 30, 2007 to approximately $434,000 for the three months ended September 30, 2008. The licensing revenue of approximately $434,000 consists of: (i) approximately $306,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $128,000 related to aggregate licenses providing running royalties and other paid-up license fees.

CP/SL Segment

CP/SL segment revenue for the three months ended September 30, 2008 was approximately $683,000, a decrease of approximately 34.4% from CP/SL segment revenue of approximately $1,041,000 for the three months ended September 30, 2007. The decrease in CP/SL segment revenue was primarily attributable to a reduction in royalties pertaining to the licensing of our mainframe payment processing software modules.

Revenue from electronic check verification was $NIL for the three months ended September 30, 2008 as compared to approximately $86,000 for the three months ended September 30, 2007. This decrease is primarily attributable to our no longer providing electronic check verification services during the three months ended September 30, 2008. During the fourth quarter of our fiscal year 2008, we ceased providing certain CP/SL segment services, including electronic check verification.

Revenue from our primary check collections business decreased approximately 14.1% from approximately $142,000 for the three months ended September 30, 2007 to approximately $122,000 for the three months ended September 30, 2008. Revenue from our secondary check collections business decreased approximately 6.2% from approximately $565,000 for the three months ended September 30, 2007 to approximately $530,000 for the three months ended September 30, 2008. The decrease in primary and secondary check collections business is primarily attributable to our cessation of providing certain CP/SL segment services, including check verification during the fourth quarter of our fiscal year 2008. Historically, certain customers may have received bundled payment processing services from us including electronic check verification and returned check management services. Consequently, the cessation of electronic check verification services to these specific customers could also cause a reduction in primary and secondary check collections business.

Revenue from royalties received from CheckFree Corporation (“CheckFree”) pertaining to their marketing of the PEP+ reACH™ product was approximately $NIL for the three months ended September 30, 2008, versus approximately $147,000 for the three months ended September 30, 2007.  During the three months ended September 30, 2008, CheckFree received no commissionable revenue pertaining to their marketing of the PEP+ reACH™ product. Consequently we received no royalties and future royalties are dependent on CheckFree successfully marketing and earning revenue from the PEP+ reACH™ product.  CheckFree is not contractually required to market the PEP+ reACH™ product and no assurances can be made that CheckFree will actively market the PEP+ reACH™ product in the future.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation.

Cost of revenue increased from approximately $1,312,000 for the three months ended September 30, 2007, to approximately $1,505,000 for the three months ended September 30, 2008, an increase of approximately $193,000 or approximately 14.7%. The increase was primarily attributable to an increase in our TPP segment cost of revenue of approximately $198,000 or approximately 23.1% from approximately $858,000 for the three months ended September 30, 2007 to approximately $1,056,000 for the three months ended September 30, 2008. The increase in TPP segment cost of revenue was primarily attributable to an increase in our transaction processing interchange fees as well as an increase in staffing within our customer service support team.

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

General and administrative expenses decreased to approximately $1,183,000  from approximately $1,217,000  for the three months ended September 30, 2008 and 2007, respectively, a decrease of approximately $34,000 or approximately 2.8%. Included in general and administrative expenses are TPP segment expenses of approximately $168,000 for the three months ended September 30, 2008, an increase of $71,000 compared to general and administrative expenses of approximately $97,000 for the three months ended September 30, 2007. CP/SL segment expenses decreased to approximately $180,000 from approximately $555,000 for the three months ended September 30, 2008 and 2007 respectively, a decrease of approximately $375,000 or approximately 67.6%. The decrease in CP/SL segment general and administrative expenses is primarily attributable to the consolidation of our four data centers into two which was completed during the fourth quarter of our fiscal year 2008. Also included in general and administrative expenses are stock-based compensation expenses of approximately $290,000 for the three months ended September 30, 2008 compared to stock-based compensation expenses of approximately $104,000 for the three months ended September 30, 2007, an increase of approximately $186,000 or approximately 178.8%.

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

Sales and marketing expenses increased to approximately $78,000 from approximately $52,000 for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 50%. The increase is primarily attributable to an increase of approximately $19,000 in TPP segment sales and marketing costs from approximately $51,000 for the three months ended September 30, 2007 to approximately $70,000 for the three months ended September 30, 2008.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $67,000 for the three months ended September 30, 2008 as compared to $53,000 for the three months ended September 30, 2007. The increase is primarily attributable to an increase in stock-based compensation expense of approximately $12,000 from approximately $NIL for the three months ended September 30, 2007 to approximately $12,000 for the three months ended September 30, 2008.

Amortization and Depreciation

Amortization and depreciation increased to approximately $198,000 from approximately $135,000 for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 46.7%. The increase is primarily attributable to the amortization of intangible assets of approximately $124,000 for the three months ended September 30, 2008 associated with the Beanstream acquisition.

Interest income

Interest income decreased to approximately $82,000 from approximately $124,000 for the three months ended September 30, 2008 and 2007, respectively. The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments.

Interest expense

Interest expense decreased to approximately $54,000 from approximately $112,000 for the three months ended September 30, 2008 and 2007, respectively. The decrease is primarily attributable to the payment of the first installment of approximately $2,844,000 on the promissory notes relating to the acquisition of Beanstream which was made in the first quarter of fiscal 2009.

Net income

Net income increased approximately $246,000 from a net loss of approximately ($181,000) for the three months ended September 30, 2007 to net income of approximately $65,000 for the three months ended September 30, 2008.

Basic and diluted earnings per share were both approximately $0.00 for the three months ended September 30, 2008, as compared to basic and diluted loss per share of approximately $(0.01) for the three months ended September 30, 2007.

Results of Operations

Six months ended September 30, 2008 compared to six months ended September 30, 2007

Revenue

Total revenue for the six months ended September 30, 2008 was approximately $6,264,000, an increase of approximately $1,626,000 or approximately 35.1% from total revenue of approximately $4,638,000 for the six months ended September 30, 2007.  This increase is primarily attributable to the increase in our TPP segment revenue of approximately $2,215,000 from approximately $1,710,000 for the six months ended September 30, 2007 to approximately $3,925,000 for the six months ended September 30, 2008. This increase was primarily attributable to our inclusion of six months worth of TPP segment revenue for the six months ended September 30, 2008 as compared to the inclusion of three months worth of TPP segment revenue for the six months ended September 30, 2007 resulting from our acquisition of Beanstream on June 30, 2007.

During the six months ended September 30, 2008 revenue from and associated with our two largest customers amounted to approximately 29.5% of total revenue as compared to approximately 35.7% of total revenue for the six months ended September 30, 2007.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees. TPP segment revenue for the six months ended September 30, 2008 was approximately $3,925,000 as compared to TPP segment revenue of approximately $1,710,000 for the six months ended September 30, 2007, an increase of approximately $2,215,000. Transaction fees for the six months ended September 30, 2008 were approximately $3,177,000 compared to transaction fees of approximately $1,389,000 for the six months ended September 30, 2007, an increase of approximately $1,788,000; the amortized portion of one-time set-up fees recognized was approximately $71,000 for the six months ended September 30, 2008 compared to one-time set-up fees for the six months ended September 30, 2007 of approximately $29,000, an increase of approximately $42,000; and monthly gateway fees for the six months ended September 30, 2008 were approximately $498,000 compared to monthly gateway fees for the six months ended September 30, 2007 of approximately $224,000, an increase of approximately $274,000. These increases were primarily attributable to our inclusion of six months worth of TPP segment revenue for the six months ended September 30, 2008 as compared to the inclusion of three months worth of TPP segment revenue for the six months ended September 30, 2007 resulting from our acquisition of Beanstream on June 30, 2007.

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $3,000 from approximately $844,000 for the six months ended September 30, 2007 to approximately $841,000 for the six months ended September 30, 2008.   The licensing revenue of approximately $841,000 consists of: (i) approximately $611,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $230,000 related to aggregate licenses providing running royalties and other paid-up license fees.

CP/SL Segment

CP/SL segment revenue for the six months ended September 30, 2008 was approximately $1,499,000, a decrease of approximately $585,000 or approximately 28.1% from CP/SL segment revenue of approximately $2,084,000 for the six months ended September 30, 2007.

Revenue from electronic check verification was $NIL for the six months ended September 30, 2008 as compared to approximately $190,000 for the six months ended September 30, 2007. This decrease is primarily attributable to our no longer providing electronic check verification services during the six months ended September 30, 2008. During the fourth quarter of our fiscal year 2008, we ceased providing certain CP/SL segment services, including electronic check verification.

Revenue from our primary check collections business decreased approximately $55,000 or approximately 17.9% from approximately $307,000 for the six months ended September 30, 2007 to approximately $252,000 for the six months ended September 30, 2008. Revenue from our secondary check collections business decreased approximately $80,000 or approximately 6.9% from approximately $1,157,000 for the six months ended September 30, 2007 to approximately $1,077,000 for the six months ended September 30, 2008. The decrease in primary and secondary check collections business is primarily attributable to our cessation of providing certain CP/SL segment services, including check verification during the fourth quarter of our fiscal year 2008. Historically, certain customers may have received bundled payment processing services from us including electronic check verification and returned check management services. Consequently, the cessation of electronic check verification services to these specific customers could also cause a reduction in primary and secondary check collections business.

Revenue from royalties received from CheckFree pertaining to their marketing of the PEP+ reACH™ product was approximately $43,000 for the six months ended September 30, 2008, versus approximately $225,000 for the six months ended September 30, 2007.  Future royalties are dependent upon the continued successful marketing by CheckFree of the PEP+ reACH™ product. CheckFree is not contractually required to market the PEP+ reACH™ product and no assurances can be made that CheckFree will actively market the PEP+ reACH™ product in the future.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation.

Cost of revenue increased from approximately $1,810,000 for the six months ended September 30, 2007, to approximately $3,018,000 for the six months ended September 30, 2008, an increase of approximately $1,208,000. This increase was primarily attributable to our inclusion of six months worth of TPP segment cost of revenue totaling approximately $2,133,000 for the six months ended September 30, 2008 as compared to the inclusion of three months worth of TPP segment cost of revenue totaling approximately $858,000 for the six months ended September 30, 2007 resulting from our acquisition of Beanstream on June 30, 2007. CP/SL segment cost of revenue was approximately $809,000 for the six months ended September 30, 2008 as compared to approximately $933,000 for the six months ended September 30, 2007, a decrease in CP/SL segment cost of revenue of approximately $124,000 or approximately 13.3%.

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

General and administrative expenses decreased to approximately $2,248,000 from approximately $2,317,000 for the six months ended September 30, 2008 and 2007, respectively, a decrease of approximately $69,000 or approximately 3.0%. Included in general and administrative expenses for the six months ended September 30, 2008 are TPP segment expenses of approximately $312,000 as compared to approximately $97,000 for the six months ended September 30, 2007. The increase in TPP segment general and administrative expenses was primarily attributable to our inclusion of six months worth of TPP segment expenses for the six months ended September 30, 2008 as compared to the inclusion of three months worth of TPP segment expenses for the six months ended September 30, 2007 resulting from our acquisition of Beanstream on June 30, 2007. CP/SL segment expenses decreased to approximately $355,000 from approximately $1,159,000 for the six months ended September 30, 2008 and 2007 respectively, a decrease of approximately $804,000 or approximately 69.4%. The decrease in CP/SL segment general and administrative expenses is primarily attributable to the consolidation of our four data centers into two which was completed during the fourth quarter of our fiscal year 2008. Also included in general and administrative expenses are stock-based compensation expenses of approximately $597,000 for the six months ended September 30, 2008 compared to approximately $234,000 for the six months ended September 30, 2007, an increase of approximately $363,000 or approximately 155.1%.

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

Sales and marketing expenses increased to approximately $161,000 from approximately $117,000 for the six months ended September 30, 2008 and 2007, respectively, an increase of approximately $44,000 or approximately 37.6%. The increase is primarily attributable to an increase in our TPP segment sales and marketing expenses of approximately $94,000 primarily associated with our inclusion of six months worth of TPP segment sales and marketing expenses for the six months ended September 30, 2008 as compared to the inclusion of three months worth of TPP segment expenses for the six months ended September 30, 2007 resulting from our acquisition of Beanstream on June 30, 2007.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $139,000 for the six months ended September 30, 2008 as compared to approximately $53,000 for the six months ended September 30, 2007. The increase is primarily attributable to an increase in our TPP segment product development and enhancement expenses of approximately $86,000 primarily associated with our inclusion of six months worth of TPP segment product development and enhancement expenses for the six months ended September 30, 2008 as compared to the inclusion of three months worth of TPP segment expenses for the six months ended September 30, 2007 resulting from our acquisition of Beanstream on June 30, 2007.

Amortization and Depreciation

Amortization and depreciation increased to approximately $393,000 from approximately $261,000 for the six months ended September 30, 2008 and 2007, respectively, an increase of approximately 50.6%. The increase is primarily attributable to the amortization of intangible assets of approximately $248,000 for the six months ended September 30, 2008 associated with the Beanstream acquisition.

Interest income

Interest income decreased to approximately $144,000 from approximately $237,000 for the six months ended September 30, 2008 and 2007, respectively. The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments.

Interest expense

Interest expense increased to approximately $159,000 from approximately $130,000 for the six months ended September 30, 2008 and 2007, respectively. The increase is primarily attributable to interest accrued on the two-year promissory notes of approximately $147,000 for the six months ended September 30, 2008 compared with approximately $96,000 for the six months ended September 30, 2007.

Net income

Net income increased approximately $448,000 from a net loss of approximately $(429,000) for the six months ended September 30, 2007 to net income of approximately $19,000 for the six months ended September 30, 2008.

Basic and diluted earnings per share were both approximately $0.00 for the six months ended September 30, 2008, as compared to basic and diluted loss per share of approximately ($0.02) for the six months ended September 30, 2007.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $1,501,000 in working capital as of September 30, 2008 compared to approximately $3,641,000 in working capital as of March 31, 2008. The decrease in working capital was primarily attributable to the first installment payment of approximately $2,844,000 (CAD $2,900,000) on the promissory notes relating to the acquisition of Beanstream. Cash used in operating activities was approximately $803,000 for the six months ended September 30, 2008, as compared to approximately $513,000 for the six months ended September 30, 2007, an increase in cash used in operating activities of approximately $290,000. The increase in cash used in operating activities was primarily attributable to decreases in accounts payable, accrued liabilities and corporate taxes payable balances as at September 30, 2008. Cash used in investing activities was approximately $86,000 for the six months ended September 30, 2008 as compared to approximately $4,085,000 for the six months ended September 30, 2007, a decrease in cash used in investing activities of approximately $3,999,000. Cash used in investing activities during the six months ended September 30, 2007 included approximately $3,971,000 attributable to the acquisition of Beanstream.  Cash used in financing activities was approximately $2,941,000 for the six months ended September 30, 2008 as compared to approximately $100,000 for the six months ended September 30, 2007, an increase in cash used in financing activities of approximately $2,841,000. The increase in cash used in financing activities was primarily due to the first installment payment of approximately $2,844,000 (CAD$2,900,000) on the promissory notes relating to the acquisition of Beanstream.

During the six months ended September 30, 2008, approximately $1,407,000 in cash was used to discharge accounts payable, accrued liabilities and corporate taxes payable.  We don’t anticipate this same level of cash outflow of liabilities over the remaining six months of our fiscal 2009 and, as such, we anticipate positive cash flows from our operating activities in fiscal 2009.

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

Contingencies

On March 6, 2007 we received notification that we had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including a subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.  On September 8, 2008, the complaint was dismissed with prejudice  and on October 8, 2008 the plaintiffs appealed this decision.  We believe that these allegations are without merit and do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2008 until September 30, 2008, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.  The Corporation acquired Beanstream on June 30, 2007.  Commencing July 1, 2007, the results of operations and cash flows of Beanstream have been included in the consolidated financial statements of the Corporation.  We have implemented our internal controls over financial reporting for the acquired business and are in the process of testing and assessing the effectiveness of the controls.  As of and for the period ended September 30, 2008, Beanstream represented 34% of our total assets, 58% of our total liabilities and 64% of our net operating revenue in our consolidated financial statements.

PART II.      OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959), on March 6, 2007 we received notification that we had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including a subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.  On September 8, 2008, the complaint was dismissed with prejudice and on October 8, 2008 the plaintiffs appealed this decision.  We believe that these allegations are without merit and do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

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

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Corporation’s Annual General Meeting of Shareholders was held August 7, 2008 (the “Meeting”).  There were 26,342,408 common shares of the Corporation entitled to vote at the Meeting, of which a total of 17,120,293 (64.97%) were represented at the Meeting either in person or by proxy.

The following summarizes the results of the voting regarding the proposals which were adopted at the Meeting:

1.
Proposal to elect Patrick H. Gaines, Gregory A. MacRae, L. William Seidman and Jacqueline Pace for terms expiring at the Annual General Meeting of Shareholders in 2009, as described in the Corporation’s Information Circular and Proxy Statement for the Meeting.

DIRECTORS	VOTES FOR	VOTES WITHHELD

Patrick H. Gaines	16,785,139	335,154
Greg A. MacRae	16,831,839	288,454
L. William Seidman	16,836,623	283,670
Jacqueline Pace	16,748,583	371,710

2.	Proposal to ratify the appointment of Grant Thornton LLP as the Corporation’s independent auditor until the Annual General Meeting of Shareholders in 2009.

VOTES FOR	VOTES WITHHELD	INVALID	BROKER NON-VOTE

16,956,002	8,930	155,360	1

3.
Proposal to amend the Articles of the Corporation by changing the corporate name of the Corporation from “LML Payment Systems Inc.”, to “Beanstream Internet Commerce Inc.”, or such other name as the directors in their absolute discretion may determine and which is acceptable to the regulatory authorities.

VOTES FOR	VOTES AGAINST	INVALID	BROKER NON-VOTE

16,567,045	254,515	298,731	2

ITEM 6.       EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 0-13959)).

3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 0-13959)).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
*filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

November 13, 2008