Form 10-Q
period 2008-12-31
LML PAYMENT SYSTEMS INC
filed 2009-02-09
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

The number of shares of the registrant's Common Stock outstanding as of February 3, 2009, was 27,116,408.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)

	December 31, 2008	March 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$6,034,854	$9,749,768
Funds held for merchants (Note 6)	2,536,110	5,833,617
Restricted cash	125,000	250,000
Accounts receivable, less allowances of $32,168 and $32,168, respectively	554,919	719,301
Prepaid expenses	299,163	273,751
Total current assets	9,550,046	16,826,437

Property and equipment, net	241,713	246,828
Patents, net	664,586	788,473
Restricted cash	129,488	153,619
Other assets	21,954	23,247
Goodwill (Note 7)	17,874,202	15,903,077
Intangible assets, net	5,329,275	5,700,637

TOTAL ASSETS	$33,811,264	$39,642,318

LIABILITIES
Current Liabilities
Accounts payable	$622,319	$1,745,679
Accrued liabilities	798,088	648,661
Corporate taxes payable	21,180	573,240
Funds due to merchants (Note 6)	2,536,110	5,833,617
Current portion of obligations under capital lease	201,357	203,366
Current portion of promissory notes	2,134,647	2,731,923
Current portion of deferred revenue	1,287,897	1,448,921
Total current liabilities	7,601,598	13,185,407

Obligations under capital lease	17,379	177,573
Promissory notes	-	2,435,460
Deferred revenue	3,649,567	4,606,379

TOTAL LIABILITIES	11,268,544	20,404,819

Commitments and Contingencies (Note 9)

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, CAD $1.00 par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, CAD $1.00 par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 27,116,408 and 26,341,832 issued and outstanding, respectively	50,039,568	48,071,980

Accumulated other comprehensive loss	(4,714)	(19,046)
Contributed surplus	6,414,360	5,391,187
Deficit	(33,906,494)	(34,206,622)
Total shareholders' equity	22,542,720	19,237,499

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,811,264	$39,642,318

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31

	2008	2007	2008	2007

REVENUE	$3,037,241	$3,397,810	$9,301,687	$8,036,074
COST OF REVENUE (includes stock-based compensation (“s.b.c.”) expense of $37,464 for three months ended December 31, 2008 (three months ended December 31, 2007 - $11,158) and $113,066 for nine months ended December 31, 2008 (nine months ended December 31, 2007 - $30,654))	1,560,421	1,517,211	4,578,445	3,327,587
GROSS PROFIT (excludes amortization and depreciation expense)	1,476,820	1,880,599	4,723,242	4,708,487

OPERATING EXPENSES
General and administrative (includes s.b.c. expense of $274,296 for three months ended December 31, 2008 (three months ended December 31, 2007 - $217,507) and $871,254 for nine months ended December 31, 2008 (nine months ended December 31, 2007- $451,526))	962,910	1,419,302	3,211,025	3,736,187
Sales and marketing (includes s.b.c. expense of $765 for three months ended December 31, 2008 (three months ended December 31, 2007 - $1,463) and $2,286 for nine months ended December 31, 2008 (nine months ended December 31, 2007 - $1,463))	77,149	44,847	237,715	161,539
Product development and enhancement (includes s.b.c. expense of $12,233 for three months ended December 31, 2008 (three months ended December 31, 2007 - $11,701) and $36,567 for nine months ended December 31, 2008 (nine months ended December 31, 2007 - $11,701))	58,279	61,459	197,589	114,093
Amortization and depreciation	197,102	382,617	589,654	643,870

INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	181,380	(27,626)	487,259	52,798

Foreign exchange gain (loss)	281,682	562	380,650	(426,535)
Other income	10,833	9,084	29,808	28,626
Gain on sale of assets	-	-	864	1,700
Interest income	58,750	110,691	202,719	347,794
Interest expense	(45,269)	(116,788)	(204,154)	(246,955)

INCOME (LOSS) BEFORE INCOME TAXES	487,376	(24,077)	897,146	(242,572)

Income taxes	206,074	203,972	597,018	414,865

NET INCOME (LOSS)	281,302	(228,049)	300,128	(657,437)

DEFICIT, beginning of period	(34,187,796)	(32,415,182)	(34,206,622)	(31,985,794)

DEFICIT, end of period	$(33,906,494)	$(32,643,231)	$(33,906,494)	$(32,643,231)

EARNINGS (LOSS) PER SHARE, basic and diluted	$0.01	$(0.01)	$0.01	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,116,408	22,341,280	26,741,795	21,814,759
Diluted	27,116,408	22,341,280	26,741,795	21,814,759

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31

	2008	2007	2008	2007

Net income (loss)	$281,302	$(228,049)	$300,128	$(657,437)
Unrealized foreign exchange gain (loss) on translation of self- sustaining operations	782	(2,555)	14,332	26,232
Comprehensive income (loss)	$282,084	$(230,604)	$314,460	$(631,205)

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31

	2008	2007	2008	2007

Operating Activities:
Net income (loss)	$281,302	$(228,049)	$300,128	$(657,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization and depreciation	197,102	382,617	589,654	643,870
Gain on sale of assets	-	-	(864)	(1,700)
Stock-based compensation	324,759	241,829	1,023,173	495,344
Stock-based compensation – future income taxes	-	-	-	11,185
Unrealized foreign exchange (gain) loss	(302,231)	17,242	(298,891)	355,118

Changes in non-cash operating working capital
Restricted cash	-	-	125,000	-
Accounts receivable	1,217	175,270	136,826	(15,645)
Prepaid expenses	(21,094)	14,862	(31,127)	131,494
Other assets	-	(263)	-	(8,753)
Accounts payable and accrued liabilities	31,649	(264,932)	(801,937)	(625,169)
Corporate taxes payable	55,872	327,881	(517,121)	454,799
Deferred revenue	(348,875)	(414,804)	(1,108,374)	(1,044,079)
Net cash provided by (used in) operating activities	219,701	251,653	(583,533)	(260,973)

Investing Activities:
Acquisition of Beanstream, net of cash acquired	-	(3,403,680)	-	(7,375,068)
Acquisition of property and equipment	(16,744)	(6,723)	(106,147)	(113,646)
Proceeds from disposal of equipment	-	-	5,500	1,700
Development of patents	-	(2,066)	(1,652)	(10,004)
Net cash used in investing activities	(16,744)	(3,412,469)	(102,299)	(7,497,018)

Financing Activities:
Payments on capital leases	(48,939)	(91,509)	(142,335)	(268,583)
Payment on promissory notes	-	-	(2,843,974)	-
Share capital financing costs	-	-	(3,537)	-
Proceeds from exercise of stock options	-	-	-	77,438
Net cash used in financing activities	(48,939)	(91,509)	(2,989,846)	(191,145)

Effects of foreign exchange rate changes on cash and cash equivalents	(54,565)	(59,272)	(39,236)	244,514

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,453	(3,311,597)	(3,714,914)	(7,704,622)

Cash and cash equivalents, beginning of period	5,935,401	5,769,983	9,749,768	10,163,008

Cash and cash equivalents, end of period	$6,034,854	$2,458,386	$6,034,854	$2,458,386

Supplemental disclosure of cash flow information
Interest paid	$4,581	$4,292	$411,171	$43,041
Taxes paid	$201,476	$14,063	$1,173,893	$42,449

Non-cash investing and financing transactions not included in cash flows:

Issuance of common shares pursuant to earn-out provision	$-	$-	$1,971,125	$-

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.      Basis of Presentation

The consolidated balance sheet as of December 31, 2008, the consolidated statements of operations and deficit and comprehensive income for the three and nine months ended December 31, 2008 and 2007 and the consolidated statements of cash flows for the three and nine months ended December 31, 2008 and 2007, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2008, was derived from audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's audited consolidated annual financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's audited consolidated financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below.  All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”) *

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.

* Effective June 30, 2007, the Corporation completed the acquisition of Beanstream. The consolidated balance sheet as of December 31, 2008 and the consolidated statements of operations and deficit, comprehensive income and cash flow for the three and nine months ended December 31, 2008 and 2007 include the accounts of Beanstream since its acquisition by the Corporation on June 30, 2007.

Comparative amounts

Comparative amounts have been reclassified to conform to the basis of presentation adopted in the current period.  Specifically, the Corporation has chosen to present the costs of revenue and operating expenses separately with effect April 1, 2008.

2.	Adoption of New Accounting Policies

Goodwill and Intangible Assets

In January 2008, the Canadian Institute of Chartered Accountants (“CICA”) issued Section 3064, “Goodwill and Intangible Assets”, which will replace Section 3062, “Goodwill and Other Intangible Assets”.  The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. Section 1000 – Financial Statement Concepts was also amended to provide consistency with this new standard.  As of April 1, 2008, the Corporation has early adopted this standard as is allowed under the transitional provision. Adoption of these new standards has had no significant impact on the Corporation’s consolidated financial statements.

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

Recent accounting pronouncements affecting the Corporation’s financial reporting are summarized below.

a)
In January 2009, the CICA issued CICA HB Section 1582, “Business Combinations”. This Section, which replaces the former Section 1581, “Business Combinations”, establishes standards for the accounting for a business combination. It provides the Canadian equivalent to IFRS 3, "Business Combinations".

The Section applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2011. Earlier application is permitted. If an entity applies this Section before January 1, 2011, it shall disclose that fact and apply Section 1601, “Consolidated Financial Statements”, and Section 1602, “Non-controlling interests”, at the same time.

3.	Recent accounting pronouncements (continued)

The Corporation does not intend to early apply this section.  The impact on the Corporation’s financial statements from the application of this section will depend upon the nature of any future business acquisitions made by the Corporation after application.

b)
In January 2009, the CICA issued CICA HB Section 1601, “Consolidated Financial Statements”. This section, which, together with new Section 1602, replaces the former Section 1600, “Consolidated Financial Statements”, establishes standards for the preparation of consolidated financial statements.

The Section applies to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. Earlier adoption is permitted as of the beginning of a fiscal year. An entity adopting this Section for a fiscal year beginning before January 1, 2011 also adopts, Section 1582,”Business Combinations”, and Section 1602, “Non-controlling interests”.

The Corporation does not intend to early apply this section.  The impact on the Corporation’s financial statements from the application of this section will depend upon the nature of any future business acquisitions made by the Corporation after application.

c)
In January 2009, the CICA issued CICA HB Section 1602, “Non-controlling interests”. This new Section establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. It is equivalent to the corresponding provisions of International Accounting Standard 27, “Consolidated and Separate Financial Statements”.

This Section applies to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. Earlier adoption is permitted as of the beginning of a fiscal year. An entity adopting this Section for a fiscal year beginning before January 1, 2011 also adopts Section 1582,”Business Combinations”, and Section 1601, “Consolidated Financial Statements”.

The Corporation does not intend to early apply this section.  The impact on the Corporations’ financial statements from the application of this section will depend upon the nature of any future business acquisitions made by the Corporation after application.

4.	Foreign currency translation

The Corporation’s functional (except as described below) and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651, "Foreign Currency Translation" (which is consistent with Statement of Financial Accounting Standards (“SFAS”) No. 52 (“SFAS No. 52”) Foreign Currency Translation) using the exchange rate prevailing at the balance sheet date.  Average rates for the period are used to translate the Corporation’s revenue and expenses.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

a)
The Corporation classifies its cash and cash equivalents, funds held for merchants and restricted cash as held-for-trading. Accounts receivable are classified as loans and receivables. Accounts payable and accrued liabilities, funds due to merchants, and promissory notes are classified as other financial liabilities, all of which are measured at amortized costs.

Carrying value and fair value of financial assets and liabilities as at December 31, 2008 are summarized as follows:

	Carrying Value	Fair Value

Held-for-Trading	$8,825,452	$8,825,452
Loans and receivables	554,919	554,919
Held-to-maturity	-	-
Available-for-sale	-	-
Other financial liabilities	6,091,164	6,091,164

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

As at December 31, 2008 and March 31, 2008, the Corporation is exposed to currency risk through its cash and restricted cash, accounts receivable, accounts payable, accrued liabilities, corporate taxes payable and promissory notes denominated in Canadian dollars:

	December 31, 2008	March 31, 2008
Cash and restricted cash	$337,632	$145,968
Accounts receivable	297,597	156,871
Accounts payable	199,863	380,326
Accrued liabilities	506,015	517,338
Corporate taxes payable	21,180	573,240
Promissory notes	2,134,647	5,167,383

Based on the above foreign currency exposure as at December 31, 2008 and March 31, 2008 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $222,643 and $218,692 respectively, in the Corporation’s foreign currency gain.

5.	Financial instruments (continued)

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Corporation’s exposure to interest rate risk is limited as its cash and payment processing accounts are short-term in nature and its promissory notes bear a fixed exchange rate.

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at December 31, 2008, the balance of the Corporation’s allowance for doubtful accounts was $32,168 (March 31, 2008 - $32,168). The Corporation has good credit history with its customers and the amounts due from them are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at December 31, 2008:

0-30 days	$176,534
31-60 days	80,432
61-90 days	78,220
Over 90 days due *	219,733
$554,919

* Included in this balance are $118,648 in sales tax receivables of which $54,556 relates to amounts outstanding from the 2007 Texas sales tax audit and $64,092 relate to amounts owed on Canadian goods and services tax receivables.  The Corporation believes all of these amounts are collectible.

Concentration of credit risk

During the three months ended December 31, 2008, revenue from the Corporation’s two largest customers amounted to approximately 30.4% of total revenue (2007–35.1%) consisting of approximately 19.3% of total revenue for the Corporation’s largest customer (2007 – 17.3%) and 11.1% for the Corporation’s second largest customer (2007 – 17.7%).  Revenue from the Corporation’s two largest customers amounted to approximately $922,990 (2007 – $1,191,119) consisting of approximately $585,500 (2007 – $588,807) for the Corporation’s largest customer and $337,490 for the Corporation’s second largest customer (2007 – $602,312).  The Corporation is economically dependent on revenue from these customers.

During the nine months ended December 31, 2008, revenue from the Corporation’s two largest customers amounted to approximately 29.8% of total revenue (2007 – 35.4%) consisting of approximately 18.5% of total revenue for the Corporation’s largest customer (2007 – 13.8%;) and 11.3% for the Corporation’s second largest customer (2007 – 21.6%). Revenue from the Corporation’s two largest customers amounted to approximately $2,771,817 (2007 – $2,848,300) consisting of approximately $1,717,463 (2007 – $1,109,372) for the Corporation’s largest customer and $1,054,354 for the Corporation’s second largest customer (2007 – $1,738,928).  The Corporation is economically dependent on revenue from these customers.

e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they are due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

6.     Cash and cash equivalents and funds held for /due to merchants

Cash and cash equivalents

At December 31, 2008, the Corporation held $6,034,854 (March 31, 2008 – $9,749,768) in cash and cash equivalents.  Included in this balance was $756,000 in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution (March 31, 2008 – $1.1 million).

Funds held for/due to merchants

At December 31, 2008, Beanstream held funds due to merchants in the amount of $2,536,110 (March 31, 2008 – $5,833,617). The funds held for/due to merchants comprised the following:

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

On June 30, 2008, additional contingent consideration became payable under the Beanstream arrangement agreement.  Pursuant to the agreement and due to Beanstream meeting certain performance related criteria, additional consideration from the Corporation became issuable equal in value to CAD$2,000,000.  The payment of this additional consideration resulted in an increase in the purchase price, and goodwill recorded.

Original goodwill recognized on acquisition	$15,903,077
Additional contingent consideration (CAD $2,000,000)	1,971,125
Goodwill related to Beanstream acquisition on December 31, 2008	$17,874,202

The Corporation had the right to pay the additional consideration in cash or through the issuance of shares of its common stock with such shares to be issued at a price equal to the volume weighted average of the closing price of one share of the Corporation’s common stock as reported on the NASDAQ Stock Exchange during the ten trading days immediately before the Earn-out record date.  During the nine months ended December 31, 2008, the Corporation elected to pay such additional consideration through the issuance of 774,576 shares of its common stock to the former Beanstream shareholders.

The Corporation performs an impairment assessment annually on March 31 or more frequently if events or circumstances indicate that the asset might be impaired.

To test for impairment in the Corporation’s goodwill, management compares the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, determined based on expected discounted cash flows, the reporting unit’s goodwill may not be recoverable. An impairment charge is recorded if the carrying amount of allocated goodwill exceeds its implied fair value.

To test for impairment of indefinite life intangibles, management compares the fair value of the indefinite life intangible asset with its carrying amount.  When the carrying amount exceeds its fair value, an impairment charge is recorded for such excess.

In the case of definite life intangible assets, these items are regularly reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment is assessed by comparing the carrying amount of an asset with its expected future net undiscounted cash flows from use plus its residual value. If such an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, generally determined on a discounted cash flow basis.

7.	Goodwill and Intangible Assets (continued)

As of December 31, 2008, the price per share of the Corporation’s common stock declined by 75% from the closing price per share on March 31, 2008.  As a result, the Corporation is currently assessing whether or not any of its long-lived assets, including intangible assets and goodwill, have suffered impairment. Part of the Corporation’s assessment involves, among other things, analysis of its recent trend of revenue growth and improved profitability, and the belief that there were no other events or circumstances during the three and nine months ended December 31, 2008 that would indicate potential impairment of long-lived assets, including intangible assets and goodwill.   The Corporation intends to perform and complete this assessment during the fourth quarter of the Corporation’s 2009 fiscal year. Impairment losses, if any, are reflected in the consolidated statements of operations.

Intangible assets related to the acquisition of Beanstream include partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years.  The existing technology is amortized over five years.  Trade names are considered indefinite life intangible assets and as such are not amortized.

8.	Stock-based compensation

The Corporation accounts for all stock options issued based on their fair value as required by the CICA Section 3870 which corresponds to the Financial Accounting Standard Board’s (“FASB”) SFAS No. 123(R), “Share-Based Payment”.  Prior to the adoption of this accounting standard, the Corporation did not record the fair value of stock options issued, rather, it provided pro-forma disclosure of the effect of applying the fair value based method to stock options issued to directors, officers and employees.

During the nine months ended December 31, 2008, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option plan or its 1998 Stock Incentive Plan. The total stock-based compensation expense for the three months ended December 31, 2008 is $324,759 (2007 – $241,829) and for the nine months ended December 31, 2008 is $1,023,173 (2007 – $495,344).

During the three months ended December 31, 2007, the Corporation granted 950,000 stock options under the Corporation’s 1996 Stock Option Plan and 130,000 stock options under the 1998 Stock Incentive Plan (25,000 stock options were granted under the Corporation’s 1996 Stock Option Plan and 50,000 stock options under the 1998 Stock Incentive Plan during the three months ended September 30, 2007; no stock options were granted during the three months ended June 30, 2007). The weighted average grant date fair value for the stock options granted during the three months ended December 31, 2007 is $1.82 per stock option ($1.47 per stock option for stock options granted during the three months ended September 30, 2007). The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

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

During the fiscal year ended March 31, 2007 a subsidiary of the Corporation received notification that it had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including the subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.    During the nine months ended December 31, 2008, the complaint was dismissed with prejudice. During the three months ended December 31, 2008, the plaintiffs appealed this decision.  The subsidiary of the Corporation believes that these allegations are without merit and does not expect them to have a material adverse effect on its results of operations, financial position or liquidity.

9.	Commitments and Contingencies (continued)

During the three months ended December 31, 2008, a subsidiary of the Corporation filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States.  In the suit, the subsidiary of the Corporation alleges that the defendants infringe U.S. Patent No. RE40,220. The subsidiary of the Corporation is seeking damages, injunctive and other relief for the alleged infringement of these patents.

10.	Industry and geographic segments

Based upon the way financial information is provided to the Corporation’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Corporation reports its operations in three distinct operating segments, described as follows:

Transactions Payment Processing (“TPP”) operations involve financial payment processing, authentication and risk management services provided by Beanstream.  The services are accessible via the Internet and are offered in an application service provider (“ASP”) model.

Intellectual Property Licensing (“IPL”) operations involve licensing the Corporation’s intellectual property estate, which includes five U.S. patents describing electronic check processing methods.

Check Processing/Software Licensing (“CP/SL”) operations involve primary and secondary check collection including electronic check re-presentment (“RCK”) and software licensing.

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

Financial information for each reportable segment for the three and nine months ended December 31, 2008 and 2007 was as follows:

10.	Industry and geographic segments (continued)

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$1,948,747	$431,354	$657,140	$-		$3,037,241
Revenue: major customers	585,500	305,556	337,490	-		1,228,546
Cost of revenue	1,090,901	-	432,056	37,464	[1]	1,560,421
General and administrative	145,262	2,208	111,825	703,615	[2]	962,910
Sales and marketing	70,928	-	5,456	765	[1]	77,149
Product development and enhancement	46,046	-	-	12,233	[1]	58,279
Amortization and depreciation	10,729	42,057	15,481	128,835	[3]	197,102
Income (losses) before income taxes	698,119	398,738	82,409	(691,890)	[4]	487,376

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2007	Canada	U.S.	U.S.	Items		Total

Total Revenue	$1,984,025	$415,314	$998,471	$-		$3,397,810
Revenue: major customers	588,807	305,556	602,312	-		1,496,675
Cost of revenue	1,079,666	-	426,387	11,158	[1]	1,517,211
General and administrative	134,229	8,573	582,690	693,810	[2]	1,419,302
Sales and marketing	36,915	-	6,469	1,463	[1]	44,847
Product development and enhancement	49,758	-	-	11,701	[1]	61,459
Amortization and depreciation	5,657	41,858	84,972	250,130	[3]	382,617
Income (losses) before income taxes	805,888	375,765	(104,925)	(1,100,805)	[4]	(24,077)

Nine Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$5,873,518	$1,271,948	$2,156,221	$-		$9,301,687
Revenue: major customers	1,717,463	916,668	1,054,354	-		3,688,485
Cost of revenue	3,223,944	-	1,241,436	113,065	[1]	4,578,445
General and administrative	457,461	14,378	467,197	2,271,989	[2]	3,211,025
Sales and marketing	216,393	-	19,036	2,286	[1]	237,715
Product development and enhancement	161,023	-	-	36,566	[1]	197,589
Amortization and depreciation	31,617	126,143	48,378	383,516	[3]	589,654
Income (losses) before income taxes	1,937,396	1,165,728	361,073	(2,567,051)	[4]	897,146

Nine Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2007	Canada	U.S.	U.S.	Items		Total

Total Revenue	$3,693,900	$1,259,669	$3,082,505	$-		$8,036,074
Revenue: major customers	1,109,371	916,668	1,738,928	-		3,764,967
Cost of revenue	1,937,585	-	1,359,347	30,655	[1]	3,327,587
General and administrative	231,183	12,728	1,742,034	1,750,242	[2]	3,736,187
Sales and marketing	87,591	-	72,485	1,463	[1]	161,539
Product development and enhancement	102,392	-	-	11,701	[1]	114,093
Amortization and depreciation	10,975	125,183	253,473	254,239	[3]	643,870
Income (losses) before income taxes	1,478,916	1,239,418	(345,128)	(2,615,778)	[4]	(242,572)

[1]	Represents stock-based compensation expense.
[2]	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses.
[3]	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
[4]	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

11.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles

These consolidated financial statements are prepared using CDN GAAP which does not differ materially from United States generally accepted accounting principles (“U.S. GAAP”) with respect to the accounting policies and disclosures in these consolidated financial statements except as set out below:

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

(i)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 except as amended by FASB Staff Position (“FSP”) SFAS 157-2 which is effective for fiscal years beginning after November 15, 2008. FSP SFAS 157-2 allows partial deferral of the effective date of SFAS 157 relating to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  As of April 1, 2008, the Corporation adopted SFAS 157, except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2. The Corporation will adopt the remaining portion of SFAS 157 in the first quarter of fiscal 2010 and does not expect the adoption to have a material impact on the consolidated financial statements and the accompanying notes.

(ii)
As at April 1, 2008, the Corporation adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. U.S. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting- induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, , and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The Corporation did not elect to use the fair value measurement options of this standard.  Adoption of this standard has not had a significant impact on the Corporation’s consolidated financial statements.

11.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles (continued)

(iii)
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”. SFAS No. 141(R) replaces SFAS No. 141 “Business Combinations”. SFAS No. 141(R) is broader in scope than SFAS No. 141 which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and the Corporation will adopt the standard in the first quarter of fiscal 2010 and its effects on future periods will depend on the nature and significance of any business combinations subject to this statement.

(iv)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”, an amendment of ARB No. 51. The new statement changes the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary.

SFAS No. 160 replaces the existing minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term—noncontrolling interests—to replace what were previously called minority interests. The new standard establishes noncontrolling interests as a component of the equity of a consolidated entity.

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

SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.  The impact of adopting SFAS No. 160 will be dependent on the future business combinations that the Corporation may pursue after its effective date.

(v)
In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". This standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities;" and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Corporation is in the process of evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.

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

TPP Segment

Our Transaction Payment Processing Operations (“TPP”) involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank-neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (“ASP”) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 6,000 customers primarily in Canada.

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

Within these segments, performance is measured based on revenue, factoring in costs and expenses including amortization and depreciation as well as earnings from operations before income taxes from each segment. There are no transactions between segments. We do not generally allocate corporate or centralized marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by our Chief Executive Officer, and therefore we have not disclosed asset information for each operating segment.

General Market Conditions

We are currently assessing the possible impacts on our operations and financial condition of various scenarios, including the potential for a prolonged global recession. In particular, we continue to evaluate how a prolonged global recession might impact future revenues generated by our operating segments. We anticipate we will be continuing to evaluate how a prolonged global recession and the related distresses in the credit and capital markets will impact existing business customers of ours, many of whom are small businesses and how a prolonged global recession may impact consumer spending and other business transactions. Also unknown is the potential effect a prolonged recession may have on our competitors, channel partners and end customers. In general, for the three and nine months ended December 31, 2008, we do not believe any of our operating segments experienced significant negative effects attributable to the current financial crisis and distress in the credit and capital markets.

Given the foregoing uncertainties, we continue to re-assess our stated strategies and investment plans. All statements made herein of the previously stated plans or the “current” plan or expectation of such should be considered in light of the potential effects discussed in the preceding paragraph. While the magnitude of any change in plans, including investment plans, cannot be predicted at this time, it is likely that some adjustments will be necessary due to the global recession and the lack of liquidity in financial markets.

We operate in a highly competitive business environment that has many risks. Critical risk factors that affect, or may affect us and the financial payment processing industry include changes in the level of spending by and transactions being processed for our customers and the ongoing credit worthiness and financial solvency of our customers.  We believe that a prolonged global recession could affect consumer confidence and spending patterns which we believe could have a negative impact on the business of our customers and ultimately have a material adverse effect on our results of operations and financial condition. A full discussion of each of these risk factors (in addition to several other risk factors) is disclosed in Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007

Revenue

Total revenue for the three months ended December 31, 2008 was approximately $3,037,000, a decrease of approximately $361,000 or approximately 10.6% from total revenue of approximately $3,398,000 for the three months ended December 31, 2007.  This decrease is primarily attributable to a decrease in revenue from the CP/SL segment of approximately $341,000. During the fourth quarter of our fiscal year 2008, we ceased providing certain CP/SL segment services, including check verification, and, consequently, expected a corresponding decrease in CP/SL segment revenue.

During the three months ended December 30, 2008 revenue from and associated with our two largest customers amounted to approximately 30.4% of total revenue as compared to approximately 35.1% of total revenue for the three months ended December 31, 2007.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees.  TPP segment revenue for the three months ended December 31, 2008 was approximately $1,949,000, a decrease of approximately $35,000 or approximately 1.8% from TPP segment revenue of approximately $1,984,000 for the three months ended December 31, 2007. The decrease in TPP segment revenue was primarily attributable to a weakening Canadian dollar in relation to the US dollar which decreased approximately 23% from the prior fiscal third quarter. Since a significant amount of our TPP segment revenue originates in Canadian dollars, the conversion of this revenue to US dollars was at a reduced exchange rate when compared to the prior fiscal third quarter conversion. TPP segment revenue originating in Canadian dollars was approximately $1,287,000CAD for the three months ended December 31, 2008 compared to $1,046,000CAD for the three months ended December 31, 2007, an increase of approximately $241,000CAD or approximately 23%.  Transaction fees for the three months ended December 31, 2008 were approximately $1,588,000 compared to approximately $1,641,000 for the three months ended December 31, 2007, a decrease of approximately $53,000 or approximately 3.2%; the amortized portion of one-time set-up fees recognized was approximately $35,000 for the three months ended December 31, 2008 compared to approximately $31,000 for the three months ended December 31, 2007, an increase of approximately $4,000 or approximately 12.9%; and monthly gateway fees for the three months ended December 31, 2008 were approximately $243,000 compared to approximately $237,000 for the three months ended December 31, 2007, an increase of approximately $6,000 or approximately 2.5%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $16,000 or approximately 3.9% from approximately $415,000 for the three months ended December 31, 2007 to approximately $431,000 for the three months ended December 31, 2008. The increase was primarily attributable to an increase in our running royalties provided by our existing licensees. The licensing revenue of approximately $431,000 consists of: (i) approximately $306,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $125,000 related to aggregate licenses providing running royalties and other paid-up license fees.

CP/SL Segment

CP/SL segment revenue for the three months ended December 31, 2008 was approximately $657,000, a decrease of approximately 34.2% from CP/SL segment revenue of approximately $998,000 for the three months ended December 31, 2007. The decrease in CP/SL segment revenue was primarily attributable to a reduction in revenue from electronic check verification and primary and secondary check collections business.

Revenue from electronic check verification was $nil for the three months ended December 31, 2008 as compared to approximately $87,000 for the three months ended December 31, 2007. This is primarily attributable to our no longer providing electronic check verification services during the three months ended December 31, 2008. During the fourth quarter of our fiscal year 2008, we ceased providing certain CP/SL segment services, including electronic check verification.

Revenue from our primary check collections business decreased approximately 24% from approximately $154,000 for the three months ended December 31, 2007 to approximately $117,000 for the three months ended December 31, 2008. Revenue from our secondary check collections business decreased approximately 12.2% from approximately $580,000 for the three months ended December 31, 2007 to approximately $509,000 for the three months ended December 31, 2008. The decrease in primary and secondary check collections business is primarily attributable to our cessation of providing certain CP/SL segment services, including check verification during the fourth quarter of our fiscal year 2008. Historically, certain customers may have received bundled payment processing services from us including electronic check verification and returned check management services. Consequently, the cessation of electronic check verification services to these specific customers could also cause a reduction in primary and secondary check collections business.

Revenue from royalties received from CheckFree Corporation (“CheckFree”) pertaining to their marketing of the PEP+ reACH™ product was approximately $nil for the three months ended December 31, 2008, versus approximately $72,000 for the three months ended December 31, 2007.  During the three months ended December 31, 2008, CheckFree received no commissionable revenue pertaining to their marketing of the PEP+ reACH™ product. Consequently we received no royalties and future royalties are dependent on CheckFree successfully marketing and earning revenue from the PEP+ reACH™ product.  CheckFree is not contractually required to market the PEP+ reACH™ product and no assurances can be made that CheckFree will actively market the PEP+ reACH™ product in the future.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation.

Cost of revenue increased from approximately $1,517,000 for the three months ended December 31, 2007, to approximately $1,560,000 for the three months ended December 31, 2008, an increase of approximately $43,000 or approximately 2.8%. The increase was primarily attributable to an increase in our TPP segment cost of revenue of approximately $11,000 or approximately 1.0% from approximately $1,080,000 for the three months ended December 31, 2007 to approximately $1,091,000 for the three months ended December 31, 2008 and an increase in stock based compensation allocated to cost of revenue of approximately $26,000, from approximately $11,000 for the three months ended December 31, 2007 to approximately $37,000 for the three months ended December 31, 2008.

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

General and administrative expenses decreased to approximately $963,000 from approximately $1,419,000 for the three months ended December 31, 2008 and 2007, respectively, a decrease of approximately $456,000 or approximately 32.1%. Included in general and administrative expenses are TPP segment expenses of approximately $145,000 for the three months ended December 31, 2008 an increase of approximately $11,000 compared to general and administrative expenses of approximately $134,000 for the three months ended December 31, 2007. CP/SL segment expenses decreased to approximately $112,000 from approximately $583,000 for the three months ended December 31, 2008 and 2007 respectively, a decrease of approximately $471,000 or approximately 80.8%. The decrease in CP/SL segment general and administrative expenses is primarily attributable to the consolidation of our four data centers into two which was completed during the fourth quarter of our fiscal year 2008. Also included in general and administrative expenses are stock-based compensation expenses of approximately $274,000 for the three months ended December 31, 2008 compared to stock-based compensation expenses of approximately $218,000 for the three months ended December 31, 2007, an increase of approximately $56,000 or approximately 25.7%.

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

Sales and marketing expense increased to approximately $77,000 from approximately $45,000 for the three months ended December 31, 2008 and 2007, respectively, an increase of approximately 71.1%. The increase is primarily attributable to increased personnel costs resulting in an increase of approximately $34,000 in TPP segment sales and marketing costs from approximately $37,000 for the three months ended December 31, 2007 to approximately $71,000 for the three months ended December 31, 2008.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $58,000 for the three months ended December 31, 2008 as compared to approximately $61,000 for the three months ended December 31, 2007. The decrease is primarily attributable to a decrease in TPP segment product development and enhancement expenses of approximately $4,000 from approximately $50,000 for the three months ended December 31, 2007 to approximately $46,000 for the three months ended December 31, 2008.

Amortization and Depreciation

Amortization and depreciation decreased to approximately $197,000 from approximately $383,000 for the three months ended December 31, 2008 and 2007, respectively, a decrease of approximately $186,000 or approximately 48.6%. The decrease is primarily attributable to the amortization of intangible assets associated with the Beanstream acquisition of approximately $248,000 for the three months ended December 31, 2007 compared to approximately $124,000 for the three months ended December 31, 2008.

Interest income

Interest income decreased to approximately $59,000 from approximately $111,000 for the three months ended December 31, 2008 and 2007, respectively. The decrease in interest income was primarily attributable to a decrease in the amount of cash invested.

Interest expense

Interest expense decreased to approximately $45,000 from approximately $117,000 for the three months ended December 31, 2008 and 2007, respectively. The decrease is primarily attributable to the reduction of the amount owing on the promissory notes relating to the acquisition of Beanstream. We made the first installment payment on the notes of approximately $2,844,000 during the first quarter of fiscal 2009.

Net income

Net income increased approximately $509,000 from a net loss of approximately $228,000 for the three months ended December 31, 2007 to a net income of approximately $281,000 for the three months ended December 31, 2008.

Basic and diluted earnings per share were both approximately $0.01 for the three months ended December 31, 2008, as compared to basic and diluted loss per share of approximately $0.01 for the three months ended December 31, 2007.

Results of Operations

Nine months ended December 31, 2008 compared to nine months ended December 31, 2007

Revenue

Total revenue for the nine months ended December 31, 2008 was approximately $9,302,000, an increase of approximately $1,266,000 or approximately 15.8% from total revenue of approximately $8,036,000 for the nine months ended December 31, 2007.  This increase is primarily attributable to the increase in our TPP segment revenue of approximately $2,180,000 from approximately $3,694,000 for the nine months ended December 31, 2007 to approximately $5,874,000 for the nine months ended December 31, 2008. This increase was primarily attributable to our inclusion of nine months worth of TPP segment revenue for the nine months ended December 31, 2008 as compared to the inclusion of six months worth of TPP segment revenue for the nine months ended December 31, 2007 resulting from our acquisition of Beanstream on June 30, 2007. Our TPP segment now makes up approximately 63% of our total revenue.

During the nine months ended December 31, 2008 revenue from and associated with our two largest customers amounted to approximately 29.8% of total revenue as compared to approximately 35.4% of total revenue for the nine months ended December 31, 2007.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees. TPP segment revenue for the nine months ended December 31, 2008 was approximately $5,874,000 as compared to TPP segment revenue of approximately $3,694,000 for the nine months ended December 31, 2007, an increase of approximately $2,180,000. Transaction fees for the nine months ended December 31, 2008 were approximately $4,765,000 compared to transaction fees of approximately $3,030,000 for the nine months ended December 31, 2007, an increase of approximately $1,735,000; the amortized portion of one-time set-up fees recognized was approximately $106,000 for the nine months ended December 31, 2008 compared to one-time set-up fees for the nine months ended December 31, 2007 of approximately $60,000, an increase of approximately $46,000; and monthly gateway fees for the nine months ended December 31, 2008 were approximately $741,000 compared to monthly gateway fees for the nine months ended December 31, 2007 of approximately $461,000, an increase of approximately $280,000. These increases were primarily attributable to our inclusion of nine months worth of TPP segment revenue for the nine months ended December 31, 2008 as compared to the inclusion of six months worth of TPP segment revenue for the nine months ended December 31, 2007 resulting from our acquisition of Beanstream on June 30, 2007.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $12,000 or approximately 1% from approximately $1,260,000 for the nine months ended December 31, 2007 to approximately $1,272,000 for the nine months ended December 31, 2008.   The increase was primarily attributable to an increase in our running royalties provided by our existing licensees. The licensing revenue of approximately $1,272,000 consists of: (i) approximately $918,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $354,000 related to aggregate licenses providing running royalties and other paid-up license fees.

CP/SL Segment

CP/SL segment revenue for the nine months ended December 31, 2008 was approximately $2,156,000, a decrease of approximately $927,000 or approximately 30.1% from CP/SL segment revenue of approximately $3,083,000 for the nine months ended December 31, 2007. During the fourth quarter of our fiscal year 2008, and as part of our repositioning effort in this segment, we ceased providing certain CP/SL segment services, including check verification, and, consequently, expected a corresponding decrease in CP/SL segment revenue.

Revenue from electronic check verification was $nil for the nine months ended December 31, 2008 as compared to approximately $277,000 for the nine months ended December 31, 2007. This decrease is primarily attributable to our no longer providing electronic check verification services during the nine months ended December 31, 2008. During the fourth quarter of our fiscal year 2008, we ceased providing certain CP/SL segment services, including electronic check verification.

Revenue from our primary check collections business decreased approximately $94,000 or approximately 20.3% from approximately $462,000 for the nine months ended December 31, 2007 to approximately $368,000 for the nine months ended December 31, 2008. Revenue from our secondary check collections business decreased approximately $151,000 or approximately 8.7% from approximately $1,737,000 for the nine months ended December 31, 2007 to approximately $1,586,000 for the nine months ended December 31, 2008. The decrease in primary and secondary check collections business is primarily attributable to our cessation of providing certain CP/SL segment services, including check verification during the fourth quarter of our fiscal year 2008. Historically, certain customers may have received bundled payment processing services from us including electronic check verification and returned check management services. Consequently, the cessation of electronic check verification services to these specific customers could also cause a reduction in primary and secondary check collections business.

Revenue from royalties received from CheckFree pertaining to their marketing of the PEP+ reACH™ product was approximately $43,000 for the nine months ended December 31, 2008, versus approximately $297,000 for the nine months ended December 31, 2007.  Future royalties are dependent upon the continued successful marketing by CheckFree of the PEP+ reACH™ product. CheckFree is not contractually required to market the PEP+ reACH™ product and no assurances can be made that CheckFree will actively market the PEP+ reACH™ product in the future.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation.

Cost of revenue increased from approximately $3,328,000 for the nine months ended December 31, 2007, to approximately $4,578,000 for the nine months ended December 31, 2008, an increase of approximately $1,250,000. This increase was primarily attributable to our inclusion of nine months worth of TPP segment cost of revenue totaling approximately $3,224,000 for the nine months ended December 31, 2008 as compared to the inclusion of six months worth of TPP segment cost of revenue totaling approximately $1,938,000 for the nine months ended December 31, 2007 resulting from our acquisition of Beanstream on June 30, 2007. CP/SL segment cost of revenue was approximately $1,241,000 for the nine months ended December 31, 2008 as compared to approximately $1,359,000 for the nine months ended December 31, 2007, a decrease in CP/SL segment cost of revenue of approximately $118,000 or approximately 8.7%.

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

General and administrative expenses decreased to approximately $3,211,000 from approximately $3,736,000 for the nine months ended December 31, 2008 and 2007, respectively, a decrease of approximately $525,000 or approximately 14.1%. Included in general and administrative expenses for the nine months ended December 31, 2008 are TPP segment expenses of approximately $457,000 as compared to approximately $231,000 for the nine months ended December 31, 2007. The increase in TPP segment general and administrative expenses was primarily attributable to our inclusion of nine months worth of TPP segment expenses for the nine months ended December 31, 2008 as compared to the inclusion of six months worth of TPP segment expenses for the nine months ended December 31, 2007 resulting from our acquisition of Beanstream on June 30, 2007. CP/SL segment expenses decreased to approximately $467,000 from approximately $1,742,000 for the nine months ended December 31, 2008 and 2007 respectively, a decrease of approximately $1,275,000 or approximately 73.2%. This expected decrease in CP/SL segment general and administrative expenses is primarily attributable to our repositioning of this segment, and in particular the consolidation of our four data centers into two which was completed during the fourth quarter of our fiscal year 2008. As the data center consolidations took place during our prior fiscal year’s fourth quarter, we do not anticipate these significant decreases in CP/SL segment general and administrative expenses to extend past our fourth quarter of our current fiscal year. Also included in general and administrative expenses are stock-based compensation expenses of approximately $871,000 for the nine months ended December 31, 2008 compared to approximately $452,000 for the nine months ended December 31, 2007, an increase of approximately $419,000 or approximately 92.7%.

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

Sales and marketing expense increased to approximately $238,000 from approximately $162,000 for the nine months ended December 31, 2008 and 2007, respectively, an increase of approximately $76,000 or approximately 46.9%. The increase is primarily attributable to an increase in our TPP segment sales and marketing expenses of approximately $128,000 primarily associated with increased personnel costs, and partially attributable to our inclusion of nine months worth of TPP segment sales and marketing expenses for the nine months ended December 31, 2008 as compared to the inclusion of six months worth of TPP segment expenses for the nine months ended December 31, 2007 resulting from our acquisition of Beanstream on June 30, 2007.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $198,000 for the nine months ended December 31, 2008 as compared to approximately $114,000 for the nine months ended December 31, 2007. The increase is primarily attributable to an increase in our TPP segment product development and enhancement expenses of approximately $84,000 primarily associated with our inclusion of nine months worth of TPP segment product development and enhancement expenses for the nine months ended December 31, 2008 as compared to the inclusion of six months worth of TPP segment expenses for the nine months ended December 31, 2007 resulting from our acquisition of Beanstream on June 30, 2007.

Amortization and Depreciation

Amortization and depreciation decreased to approximately $590,000 from approximately $644,000 for the nine months ended December 31, 2008 and 2007, respectively, a decrease of approximately 8.4%. The decrease is primarily attributable to the decrease in amortization in the CP/SL segment of approximately $205,000 from approximately $253,000 for the nine months ended December 31, 2007 to approximately $48,000 for the nine months ended December 31, 2008 due to the disposition of assets associated with the closure of the Scottsdale, Arizona office.

Interest income

Interest income decreased to approximately $203,000 from approximately $348,000 for the nine months ended December 31, 2008 and 2007, respectively. The decrease in interest income was primarily attributable to a decrease in the amount of cash invested.

Interest expense

Interest expense decreased to approximately $204,000 from approximately $247,000 for the nine months ended December 31, 2008 and 2007, respectively. The decrease is primarily attributable to the reduction of the amount owing on the promissory notes relating to the acquisition of Beanstream. We made the first installment payment on the notes of approximately $2,844,000 during the first quarter of fiscal 2009.

Net income

Net income increased approximately $957,000 from a net loss of approximately $657,000 for the nine months ended December 31, 2007 to a net income of approximately $300,000 for the nine months ended December 31, 2008.

Basic and diluted earnings per share were both approximately $0.01 for the nine months ended December 31, 2008, as compared to basic and diluted loss per share of approximately $0.03 for the nine months ended December 31, 2007.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $1,948,000 in working capital as of December 31, 2008 compared to approximately $3,641,000 in working capital as of March 31, 2008. The decrease in working capital was primarily attributable to the first installment payment of approximately $2,844,000 (CAD $2,900,000) on the promissory notes relating to the acquisition of Beanstream. Cash used in operating activities was approximately $584,000 for the nine months ended December 31, 2008, as compared to approximately $261,000 for the nine months ended December 31, 2007, an increase in cash used in operating activities of approximately $323,000. The increase in cash used in operating activities was primarily attributable to decreases in accounts payable and corporate taxes payable balances as at December 31, 2008. Cash used in investing activities was approximately $102,000 for the nine months ended December 31, 2008 as compared to approximately $7,497,000 for the nine months ended December 31, 2007, a decrease in cash used in investing activities of approximately $7,395,000. Cash used in investing activities during the nine months ended December 31, 2007 included approximately $7,375,000 attributable to the acquisition of Beanstream.  Cash used in financing activities was approximately $2,990,000 for the nine months ended December 31, 2008 as compared to approximately $191,000 for the nine months ended December 31, 2007, an increase in cash used in financing activities of approximately $2,799,000. The increase in cash used in financing activities was primarily due to the first installment payment of approximately $2,844,000 (CAD$2,900,000) on the promissory notes relating to the acquisition of Beanstream.

During the nine months ended December 31, 2008, approximately $1,407,000 in cash was used to discharge accounts payable, accrued liabilities and corporate taxes payable.  We don’t anticipate this same level of cash outflow or liabilities over the remaining three months of our fiscal 2009 and, as such, we anticipate positive cash flows from our operating activities in fiscal 2009.

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

On November 19, 2008, we filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States.  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 and we are seeking damages and injunctive and other relief for the alleged infringement of these patents.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2008 until December 31, 2008, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).

ITEM 4.           CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.   The Corporation acquired Beanstream on June 30, 2007.  Commencing July 1, 2007, the results of operations and cash flows of Beanstream have been included in the consolidated financial statements of the Corporation.  We have implemented our internal controls over financial reporting for the acquired business and are in the process of testing and assessing the effectiveness of the controls.  As of and for the period ended December 31, 2008, Beanstream represented 17.6% of our total assets, 28.3% of our total liabilities and 63.1% of our net operating revenue in our consolidated financial statements.

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

On November 19, 2008, we filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States.  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 and we are seeking damages and injunctive and other relief for the alleged infringement of these patents.

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

ITEM 1A.               RISK FACTORS

Except as set forth below, there are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 19, 2008 (file no. 0-13959).

An economic downturn may have a material adverse effect on our results of operations, financial position or liquidity.

As the recent global financial crisis has broadened and intensified, other sectors of the economy have been adversely impacted and a severe global recession now appears likely. As a service provider that is dependent upon consumer and corporate spending, we may face a downturn in revenues as customers process fewer purchases and payments as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Any resulting decreases in customer traffic or average value per transaction will negatively impact our financial performance.

Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including the ability to raise additional capital if needed, or otherwise negatively impact our business and financial results.

An economic downturn may result in an impairment of our goodwill and other intangible assets

As of December 31, 2008, the price per share of our common stock declined by 75% from the closing price per share on March 31, 2008.  As a result, we are currently assessing whether or not any of our long-lived assets, including intangible assets and goodwill, have suffered impairment.  Part of our assessment involves, among other things, our analysis of our recent trend of revenue growth and improved profitability, and our belief there were no other events or circumstances during the three and nine months ended December 31, 2008 that would indicate potential impairment of long-lived assets, including intangible assets and goodwill.   We intend to perform and complete this assessment during the fourth quarter of our 2009 fiscal year. Impairment losses, if any, are reflected in the consolidated statements of operations.

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

February 9, 2009