Form 10-K
period 2009-03-31
LML PAYMENT SYSTEMS INC
filed 2009-06-23
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009

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
Common Stock, without par value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ]   No [X] (not applicable to the registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filed [  ]                                      Accelerated Filer [  ]                               Non-Accelerated Filer  [   ]                                                   Smaller Reporting Company  [X]
                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ]   No [X]

As of September 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant held by non-affiliates based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ Capital Market, was approximately $21.8 million.

As of May 29, 2009, the Registrant had 27,116,408 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2009 Annual and Special Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant’s fiscal year ended March 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.
2009 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

Unless the context otherwise requires, references in this report on Form 10-K to the “Company”,  “LML,” “we,” “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.’s subsidiaries are Beanstream Internet Commerce, Inc,. LML Corp., Legacy Promotions Inc., and LHTW Properties, Inc.  LML Corp.’s subsidiaries are LML Patent Corp., LML Payment Systems Corp. and Beanstream Internet Commerce Corp.   Unless otherwise specified herein, all references herein to “$” are to United States (“U.S.”) Dollars.  From time to time the Company has made and may continue to make written or oral “forward-looking statements” including those contained in this Annual Report on Form 10-K. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified below in Item 1A – “Risk Factors”.

Overview

We are a leading provider of electronic payment, and risk management and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.

We link merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  We have partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable our customers to safely and reliably conduct e-Commerce.  We provide our electronic payment, authentication and risk management services to over 8,000 businesses and organizations in Canada and the United States.

Our payment services allow our customers to accept or process a wide array of payments including credit cards, debit cards, electronic fund transfers and Automated Clearing House (“ACH”) transactions.  We process Mastercard, VISA, American Express, Diners, JCB, and Discover cards on behalf of the majority of Canadian and American merchant account acquirers.  We also offer leading risk management solutions to both online and brick and mortar customers who wish to use the Internet as a cost effective means of communicating with their own bank or credit reporting agency.

On June 30, 2007, we acquired Beanstream Internet Commerce Inc., a leading provider of Internet-based electronic payment, risk management and authentication services to businesses and organizations in Canada and the United States.  We believe the acquisition was complementary to our existing payment processing business.  The transaction was a cash, stock and debt transaction valued at approximately $24,100,000 including the value of earn-out shares issued since the closing date of the acquisition.

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

Our headquarters are located at 1680 – 1140 West Pender Street, Vancouver, British Columbia, Canada and we have office locations in Victoria, British Columbia, Canada and Wichita, Kansas and Marshall, Texas in the United States.

e-Commerce Market

The United States Department of Commerce reported that online retail sales in the United States grew by 4.6% to $133.1 billion in 2008 compared to 2007, despite a 0.6% decline in total retail sales.

According to the Forrester Research report: “US Online Retail Forecast, 2008 to 2013,” e-commerce spending in the United States is projected to rise 11% to $156.1 billion in 2009 compared to 2008 despite the economic downturn being experienced globally.  Over the five-year forecast period of the report, online retail sales in the United States are projected to grow at a compound annual growth rate of 10% to reach $229 billion in 2013.

We believe that the electronic payments and e-Commerce markets will continue to grow as more and more businesses decide to sell products or make payments electronically and over the Internet.

Products and Services

Our transaction payment customers range in size from small, sole proprietorships to large corporations.  However, most of our transaction payment processing business comes from services we provide to small to medium size firms.  We support this market in three separate ways: first by providing services that can be integrated to a customer’s website or financial platform through software plug-ins and application programming interfaces (API’s); second, by providing hosted services where we can provide a turn-key e-Commerce website for a merchant; and third, by having our transaction payment services integrated directly into third party software solutions.  In each instance, our products and services are designed to provide this market segment with bundled payment, risk management, authentication, shopping cart products and reporting forms that allow our customers to sell goods and services and secure payment in an efficient and secure manner.

Our customers include both online merchants and brick and mortar merchants, including government and financial institutions. We provide electronic payment and risk management solutions for brick and mortar retailers and mail-order and telephone-order call-centers (“MOTO”) that allow these businesses to streamline payment processing.  Our payment services can be integrated into a customer’s accounting or financial system, thereby reducing administrative costs and removing some of the complexity of a paper-based environment.

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

In addition, we provide a robust selection of authentication tools for merchants to reduce the risk inherent in card-not-present credit card transactions.  Our merchants are entitled to the fraud protection services offered by the card associations such as Mastercard’s Securecode and Verified by Visa in addition to our own risk-management tools and applications.  We also provide additional easy to use authentication services that provide our merchants with information that ranges from the validation of credit card orders to the fraud screening of applications by consumers.  Our authentication services allow certification of addresses and telephone numbers and can identify addresses that have been known to be used as mail drops, and high risk postal codes.  Our highest level of authentication involves the consumer providing answers to “out-of-wallet” questions as part of the transaction process.   Finally, we supply merchants with a variety of risk management tools that, when combined with our cardholder authentication services, provide leading class functionality in the battle against payments fraud.

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

Sales and Marketing

Our products and services are primarily sold indirectly through both channel and technology partners, directly through our website and directly by an internal sales staff of five people.

We obtain new business as a result of our relationships with channel partners and our own internal marketing efforts.  These channel partners can be payment processors, financial institutions, independent sales organizations or software application vendors who, in many cases, may provide a value-added service to our merchants.  We typically pay either a referral fee or commission or residual fee for each merchant referred to us by our channel partners.  We rely on the success of our channel partners for new sales.  We currently have more than 400 channel partners.

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

Competition

The market for our products and services is highly competitive and is characterized by rapidly changing technology, changing industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence. Our competitors include other payment gateways and merchant acquirers, payment processors, technology service providers, Internet commerce providers and financial institutions.  In Canada, our primary competition is Moneris and Elavon. In the U.S. market we compete against other third party processors and gateways such as Cybersource, Authorize.net, and Verisign/Paypal.

We believe we compete on certain factors including:

•	Customer service
•	Features and functionality
•	Strategic partnerships and channel partners
•	Ease of product integration for customers
•	Broad range of certified connections to financial institutions and payment processors

We believe that we compete favorably with respect to these factors however, we believe that part of our success will be our ability to successfully market existing services.  We operate in a market that is rapidly changing and we may not be able to successfully compete against current or future competitors.  Many of our competitors have greater technical, financial and marketing resources than us and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than us.  There can be no assurance that our current services will not become obsolete or that we will have the financial, technical and marketing resources and support facilities to compete successfully in the future.  Our failure to compete favorably could materially and adversely affect our business, results of operations and financial condition.

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

Certain check collection and electronic check re-presentment services that we provide are governed by the Federal Fair Debt Collection Practices Act and the Federal Fair Credit Reporting Act and other similar state laws.  Electronic check re-presentment transactions are subject to applicable National Automated Clearing House Association (“NACHA”) Operating Rules, and applicable Uniform Commercial Code statutes.  Our electronic check re-presentment transactions currently utilize the facilities of the Automated Clearing House Network and therefore are governed by and subject to NACHA Operating Rules and Regulation E.  We use commercially reasonable efforts to oversee compliance with the requirements of these acts and regulations.

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

Employees

There exists competition for personnel in the financial payment processing industry.  We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.  There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future.  As of May 29, 2009, we had 55 full-time employees including five employees in sales and marketing and 10 employees in administration and finance.  We also employ consultants to perform services for us from time to time.

Business Concentration

During the fiscal year ended March 31, 2009, revenue from and associated with our two largest customers amounted to approximately 30% of total revenue.  In fiscal 2009, Dillon’s and Disney Interactive were our largest customers with each of them accounting for more than 10% of our total revenue.  We are economically dependent on revenue from these customers.   See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to our Consolidated Financial Statements included in this report.

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

As the recent global financial crisis has broadened and intensified, other sectors of the economy have been adversely impacted which has led to a severe global recession. Specifically, general economic conditions in the U.S. and other areas of the world weakened in the second half of 2008, with a dramatic acceleration in the fourth quarter.  Our operating segments rely in part on the number and size of consumer transactions.  Retail sales are expected to remain relatively flat or decrease during 2009 compared to 2008. As a service provider that is dependent upon consumer and corporate spending, we continue to face the risk of a downturn in revenues as customers process fewer purchases and payments as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Any resulting decreases in customer traffic or average value per transaction will negatively impact our financial performance.

Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on our future revenue and profits and on our liquidity and capital resources, including the ability to raise additional capital if needed, or otherwise negatively impact our business and financial results.

If our goodwill, indefinite-life intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.

A significant portion of our long-term assets continues to consist of goodwill and other definite and indefinite-life intangible assets recorded as a result of our acquisition of Beanstream.  We do not amortize goodwill and indefinite-life intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.   We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. The steps required by Canadian and U.S. generally accepted accounting principles entail significant amounts of judgment and subjectivity.  We complete our analysis of the carrying value of our goodwill and other intangible assets during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Events and changes in circumstances that may indicate that there is impairment and which may indicate that interim impairment testing is necessary include, but are not limited to, strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and corporate levels. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-life intangible assets or other long-term assets is determined.  Any such impairment charges could have a material adverse effect on our business, financial condition and operating results.

As a result of the continued deterioration of economic conditions during the second half of fiscal 2009, we evaluated the impact of these conditions and other developments on our long-lived assets, including intangible assets and goodwill, to assess whether impairment indicators were present that would require interim impairment testing. During the latter half of the third quarter of fiscal 2009, our total market capitalization began to decline below our consolidated shareholders’ equity balance.  When our total market capitalization remains below our consolidated shareholders’ equity balance for a sustained period of time, this may be an indicator of potential impairment of goodwill and other intangible assets.  Because this condition continued throughout the balance of the fourth quarter of fiscal 2009, we determined that the carrying amount of our goodwill and other intangible assets might not be recoverable and performed additional impairment testing as of March 31, 2009.   These test results included an independent third party valuation of our TPP segment reporting unit. In addition, the carrying value of the definite and indefinite-life intangible assets was compared with the expected future net undiscounted cash flows and fair value as calculated by the expected future net discounted cash flows, respectively, from these assets and we determined the carrying value of the assets did not exceed their fair value.

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for four of the last five fiscal years. As of March 31, 2009, our accumulated deficit was approximately $28,751,456. We believe that our planned growth and profitability will depend in large part on our ability to expand our client base. Accordingly, we intend to invest in marketing, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

We have had in the past and may have in the future, a small number of customers that have accounted for a significant portion of our revenue.  During the fiscal year ended March 31, 2009, revenue from and associated with our two largest customers amounted to approximately 30% of total revenue.  Our revenue could materially decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer.

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

We are currently asserting and have in the past asserted patent infringement claims against others.  The cost of prosecuting a patent infringement claim against others carries a high degree of uncertainly and is expensive.  While we believe our patents to be valid, we face the risk that our patents could ultimately be determined to be invalid or otherwise not infringed by a court, jury or the United States Patent and Trademark Office.  Furthermore, all patents have an expiration date and our patent nos. 5,484,988, 6,164,528, 6,283,366, 6,354,491 and RE40,220, regarding electronic check processing, expire on January 16, 2013.  Failure to prevail in a patent infringement claim against others would have a material adverse impact on our business and our financial results and our stock price.

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

Government regulation influences our activities and the activities of our current and prospective clients, as well as our clients’ expectations and needs in relation to our products and services. Businesses that handle consumers’ funds, such as ours, are subject to numerous state, federal, provincial and international regulations, including those related to banking, credit cards, electronic transactions and communication, escrow, fair credit reporting, privacy of personal information and financial records, internet gambling and others. State, federal and provincial money transmitter regulations and federal and international anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as taxes, pricing, content and distribution. If applied to us, any of the foregoing rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statutes may result in severe penalties or restrictions on our ability to engage in e-Commerce, which could have a material adverse effect on our business.

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

We have been and may continue to be required to certify and report on our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered chartered accounting firm addressing the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. In order to achieve effective internal controls we may need to enhance our accounting systems or processes which could increase our cost of doing business. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, financial results and stock price.

We have historically experienced fluctuations in our operating results and expect these fluctuations to continue in future periods, which may result in volatility in our stock price.

Our operating results may fluctuate in the future based upon a number of factors, many of which are not within our control. Our revenue model is based largely on recurring revenues, billed monthly, predominately derived from growth in customers and the numbers of transactions processed within a monthly billing period. The number of transactions processed is affected by many factors, several of which are beyond our control, including general consumer trends and holiday shopping in the fourth quarter of the calendar year.

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

We may be required to offset future deferred tax assets with a valuation allowance.

During the quarter ended March 31, 2009, we conducted an analysis of our ability to realize our future income tax assets. As a result of this analysis, we reduced the valuation allowance from prior years relating to our future tax assets resulting in an income tax benefit of approximately $5,268,000 for 2009, whereas we did not record an income tax benefit for 2008.  However, if we fail to achieve future taxable income assumed in the calculation of our future tax assets or if we fail to implement feasible and prudent tax planning strategies, we may be required to offset future tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation could have a material adverse impact on our profitability and results of operations. If we do not achieve sufficient Canadian and U.S. taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire.

We face competition from a broad and increasing range of vendors that could reduce or eliminate demand for our products and services.

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

As of May 29, 2009, we leased office space containing approximately 14,000 square feet of floor space for our operations.  Our principal facilities include:

Location	Approximate Square Feet	Lease Expiration Date	Description

Wichita, Kansas	5,785	November, 2013	CP/SL Segment Operations
Vancouver, British Columbia	3,400	September, 2013	Administration
Victoria, British Columbia	4,411	September, 2009	Data Center/TPP Segment Operations
Marshall, Texas	400	October, 2009	IPL Segment Operations

We consider our current facilities to be adequate for our current needs and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of our operations.

ITEM 3.	Legal Proceedings

On March 6, 2007, we received notification that we had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including a subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.  On September 8, 2008, the complaint was dismissed with prejudice and on October 8, 2008 the plaintiffs appealed this decision.  We believe that these allegations are without merit and do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

On November 19, 2008, we filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States (the “LML Suit”).  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 and we are seeking damages and injunctive and other relief for the alleged infringement of this patent.

On April 9, 2009, CitiBank, N.A., an affiliate of one of the defendants in the LML Suit, filed a complaint for patent infringement in the U.S. District Court for the Northern District of Illinois, Eastern Division against our subsidiary LML Payment Systems Corp.,  in an action styled Citibank, N.A. as plaintiff vs. LML Payment Systems Corp.  In the suit, Citibank, N.A. alleges that our subsidiary infringes U.S. Patent No. 7,020,639 and is seeking damages and injunctive and other relief.  We believe these allegations are without merit and intend to vigorously defend against them.  At this time, the likelihood of success of this suit is indeterminate and any amount likely to be payable is unknown at this time.

On April 23, 2009, JP Morgan Chase Bank, N.A.,  an affiliate of one of the defendants in the LML Suit, filed a complaint for patent infringement in the U.S. District Court for the District of Delaware against our subsidiaries LML Payment Systems Corp. and Beanstream Internet Commerce Inc., in an action styled JP Morgan Chase Bank N.A. as plaintiff vs. LML Payment Systems Corp. and Beanstream Internet Commerce Inc.  In the suit, JP Morgan Chase Bank N.A. alleges that our subsidiaries infringe U.S. Patent Nos. 5,917,965 and 6,341,724 and is seeking damages and injunctive and other relief.  On May 13, 2009, the plaintiff in this suit filed an amended complaint alleging our subsidiaries additionally infringe U.S. Patent Nos. 5,940,844 and 6,098,052.   We believe these allegations are without merit and intend to vigorously defend against them.  At this time, the likelihood of success of this suit is indeterminate and any amount likely to be payable is unknown at this time.

On June 4, 2009, which was subsequent to our fiscal year ended March 31, 2009, we filed an additional patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States.  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 and we are seeking damages and injunctive and other relief for the alleged infringement of this patent.

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

Fiscal Year Ended March 31:		High	Low

2009	1Q	$3.11	$2.35
	2Q	2.95	0.65
	3Q	1.37	0.44
	4Q	.87	0.30

2008	1Q	$4.48	$2.99
	2Q	5.00	3.10
	3Q	4.09	2.74
	4Q	3.82	1.91

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

In addition, the U.S. stock markets have, in recent years, experienced significant price and volume fluctuations, which have particularly affected the trading price of equity securities of many technology companies.

Holders of Common Stock

As of May 29, 2009, there were approximately 397 record holders of our common stock, with approximately 27,116,408 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Interest

Effective January 1, 2008, changes have been made to the Canadian Income Tax Act that eliminate withholding taxes on interest paid (excluding Participating debt interest) to arm’s lengths residents of the U.S. by a Canadian corporation.

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

For Treaty purposes, interest includes interest as defined by domestic Canadian income tax rules in the jurisdiction in which interest arises.  The withholding tax applies to the gross amount of the interest payment.

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

The applicable tax rate on capital gains realized by a non-resident is 30% for corporations and 21.85% for individuals.  Under the Treaty, capital gains realized by a U.S. resident on the disposition of shares of a Canadian corporation are exempt from Canadian income tax, unless (i) the value of the shares is derived principally from Canadian real property, or (ii) the shares are effectively connected with a permanent Canadian establishment of such non-resident, the capital gains are attributable to such permanent establishment, and the gains are realized not later than twelve months after the termination of such permanent establishment.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2009 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan and the 1998 Stock Incentive Plan:

	(A)	(B)	(C)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders(1)	4,005,000	$3.74	1,027,000(2)

Equity compensation plans not approved by security holders(3)	400,000	$3.40	N/A

______________________________

(1)	These plans consist of: (i) the 1996 Stock Option Plan, and (ii) the 1998 Stock Incentive Plan

(2)
Represents the 1,027,000 shares that remain available for grant under the 1996 Stock Option Plan.  The 10-year term of the 1998 Stock Incentive Plan has expired and, accordingly, no additional options or other equity awards may be granted under that plan (however, outstanding awards under the 1998 Stock Incentive Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan).  The Corporation intends to adopt a new equity incentive plan, which will be submitted for shareholder approval at the Company's 2009 annual and special meeting of shareholders, that the Company currently expects will provide for the issuance of up to 6,000,000 shares of the Company's common stock.

(3)
These securities consist of warrants issued to Ladenburg Thalmann & Co., Inc. who acted as placement agent and financial advisor to LML in connection with the private placement transaction with Millennium Partners LLP completed on March 31, 2008.  The warrants are exercisable for 400,000 shares of LML’s common stock for a period of five years from March 26, 2008 at a price of $3.40 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between March 31, 2004 and March 31, 2009 with the cumulative return of (i) the NASDAQ Stock Market Index (US) and (ii) the NASDAQ Computer and Data Processing Index (US and Foreign), over the same period. This graph assumes the investment of $100 on March 31, 2004 in our common stock, the NASDAQ Stock Market Index (US) and the NASDAQ Computer and Data Processing Index (US and Foreign), and assumes the reinvestment of dividends, if any.

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
[

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2009

160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00

	2004	2005	2006	2007	2008	2009
LML Payment Systems Inc.	100.00	82.09	143.49	52.54	49.26	8.54
NASDAQ Stock Market(US Companies)	100.00	100.68	118.72	123.14	114.86	62.23
NASDAQ Computer and Data Processing	100.00	106.45	125.35	136.78	134.74	99.54

NOTE: Data complete through last fiscal year.

NOTE: Data and graph are calculated from CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and NASDAQ Computer and Data Processing, Center for Research in Security Prices (CRSP), Graduate School of Business, the University of Chicago

ITEM 6.	Selected Financial Data

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.  We have derived the statement of operations data for the fiscal years ended March 31, 2007, 2008 and 2009 and the balance sheet data as at March 31, 2008 and 2009 from the audited financial statements included elsewhere in this report.  The statement of operations data for the fiscal years ended March 31, 2005 and 2006 and the balance sheet data as at March 31, 2005, 2006 and 2007 were derived from audited financial statements that are not included in this report.  Historical results are not necessarily indicative of results to be expected for future periods.

Table of Selected Financial Data1
Year Ended March 31
(Presented under Canadian and U.S. GAAP)
 (Amounts in thousands, except per share data)

	2009	2008	2007	2006	2005

Statement of operations data:
Revenue	$12,379	$11,328	$6,554	$5,458	$6,658
Net income (loss)[2]	5,455	(2,221)	(1,073)	(4,647)	(4,150)
Net income (loss) per share – basic	.20	(.10)	(.05)	(.23)	(.21)
Net income (loss) per share – diluted	.20	(.10)	(.05)	(.23)	(.21)
Weighted average number of common shares outstanding – basic	26,834	21,869	20,206	20,164	20,012
Weighted average number of common shares outstanding – diluted	26,834	21,869	20,206	20,164	20,012
Balance sheet data:
Current assets	$18,996	$16,826	$11,148	$4,753	$7,318
Total assets	47,499	39,642	13,679	6,078	9,070
Current liabilities	16,234	13,185	2,860	1,725	1,204
Long-term debt, less current portion	-	2,613	727	-	23

______________________________

[1]	The financial information set forth in this table for the fiscal years ended March 31, 2005, 2006, 2007, 2008 and 2009 includes our accounts on a consolidated basis.

[2]
Net income (loss) for the fiscal years ended March 31, 2009, 2008, 2007, 2006 and 2005 include stock-based compensation expenses of approximately $1,341,000, $1,287,000, $877,000, $904,000 and $1,485,000,  respectively, resulting from fair value accounting for all stock options issued during the year.

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

TPP Segment

Our Transaction Payment Processing Operations (“TPP”) involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 8,000 customers primarily in Canada.

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

General Market Conditions

We are currently assessing the possible impacts on our operations and financial condition of various scenarios, including the potential for a prolonged global recession. In particular, we continue to evaluate how a prolonged global recession might impact future revenues generated by our operating segments. We anticipate we will be continuing to evaluate how a prolonged global recession and the related distresses in the credit and capital markets will impact existing business customers of ours, many of whom are small businesses, and how a prolonged global recession may impact consumer spending and other business transactions. Also unknown is the potential effect a prolonged recession may have on  our competitors, channel partners and end customers. In general, for the fiscal year ended March 31, 2009, we do not believe any of our operating segments experienced significant negative effects attributable to the current financial crisis and distress in the credit and capital markets.

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

We operate in a highly competitive business environment that has many risks. Critical risk factors that affect, or may affect us and the financial payment processing industry include changes in the level of spending by and transactions being processed for our customers and the ongoing credit worthiness and financial solvency of our customers.  We believe that a prolonged global recession could affect consumer confidence and spending patterns which we believe could have a negative impact on the business of our customers and ultimately have a material adverse effect on our results of operations and financial condition. A full discussion of each of these risk factors (in addition to several other risk factors) is disclosed in Item 1A.

Results of Operations

Fiscal year 2009 compared to Fiscal year 2008

Revenue

Total revenue for fiscal year 2009 was approximately $12,379,000, an increase of approximately 9.3% from total revenue of approximately $11,328,000 for fiscal year 2008.  This increase is primarily attributable to the increase in our TPP segment revenue of approximately $2,212,000 from approximately $5,637,000 for fiscal year 2008 to approximately $7,849,000 for fiscal year 2009. This increase was primarily attributable to our inclusion of twelve months worth of TPP segment revenue for fiscal year 2009 as compared to the inclusion of nine months worth of TPP segment revenue for fiscal year 2008 resulting from our acquisition of Beanstream on June 30, 2007. Our TPP segment now makes up approximately 63% of our total revenue.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees. Transaction fees for fiscal year 2009 were approximately $6,380,000 compared to transaction fees of approximately $4,608,000 for fiscal year 2008, an increase of approximately $1,772,000; the amortized portion of one-time set-up fees recognized was approximately $142,000 for fiscal year 2009 compared to one-time set-up fees of approximately $98,000 for fiscal year 2008, an increase of approximately $44,000; and monthly gateway fees for fiscal year 2009 were approximately $982,000 compared to monthly gateway fees for fiscal year 2008 of approximately $699,000, an increase of approximately $283,000. These increases were primarily attributable to our inclusion of twelve months worth of TPP segment revenue for fiscal year 2009 as compared to the inclusion of nine months worth of TPP segment revenue for fiscal year 2008 resulting from our acquisition of Beanstream on June 30, 2007.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $34,000 from approximately $1,670,000 for fiscal year 2008 to approximately $1,704,000 for fiscal year 2009.   The licensing revenue of approximately $1,704,000 consists of: (i) approximately $1,224,000, net of legal fees, pertaining to one granted license; and (ii) approximately $480,000 related to aggregate licenses providing running royalties.

CP/SL Segment

CP/SL segment revenue for fiscal year 2009 was approximately $2,826,000, a decrease of approximately 29.7% from CP/SL segment revenue of approximately $4,021,000 for fiscal year 2008. During the fourth quarter of our fiscal year 2008, and as part of our repositioning effort in this segment, we ceased providing certain CP/SL segment services, including check verification, and, consequently, expected a corresponding decrease in CP/SL segment revenue.

Revenue from electronic check verification was $nil for fiscal year 2009, as compared to approximately $327,000 for fiscal year 2008. This decrease is primarily attributable to our no longer providing electronic check verification services during fiscal year 2009. During the fourth quarter of our fiscal year 2008, we ceased providing certain CP/SL segment services, including electronic check verification.

Revenue from our primary check collections business decreased approximately 20.6% from approximately $622,000 for fiscal year 2008 to approximately $494,000 for fiscal year 2009. Revenue from our secondary check collections business decreased approximately 9% from approximately $2,311,000 for fiscal year 2008 to approximately $2,103,000 for fiscal year 2009. The decrease in primary and secondary check collections business is primarily attributable to our cessation of providing certain CP/SL segment services, including check verification during the fourth quarter of our fiscal year 2008. Historically, certain customers may have received bundled payment processing services from us including electronic check verification and returned check management services. Consequently, the cessation of electronic check verification services to these specific customers could also cause a reduction in primary and secondary check collections business.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $43,000 for fiscal year 2009, versus approximately $370,000 for fiscal year 2008.  Future royalties are dependent upon the continued successful marketing by CheckFree of the PEP+ reACH™ product. CheckFree is not contractually required to market the PEP+ reACH™ product and no assurances can be made that CheckFree will actively market the PEP+ reACH™ product in the future.

Cost of revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation.

Cost of revenue increased from approximately $4,808,000 for fiscal year 2008 to approximately $6,056,000 for fiscal year 2009, an increase of approximately $1,248,000 or approximately 26%. This increase was primarily attributable to our inclusion of twelve months worth of TPP segment cost of revenue totaling approximately $4,278,000 for fiscal year 2009 as compared to the inclusion of nine months worth of TPP segment cost of revenue totaling approximately $3,002,000 for fiscal year 2008 resulting from our acquisition of Beanstream on June 30, 2007. CP/SL segment cost of revenue was approximately $1,628,000 for fiscal year 2009 as compared to approximately $1,764,000 for fiscal year 2008, a decrease in CP/SL segment cost of revenue of approximately $136,000 or approximately 7.7%.  In fiscal year 2009, cost of revenue was approximately $1,513,000 in the first quarter, approximately $1,505,000 in the second quarter, approximately $1,560,000 in the third quarter and approximately $1,478,000 in the fourth quarter.

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

General and administrative expenses decreased to approximately $4,343,000 from approximately $5,660,000 for fiscal years 2009 and 2008, respectively, a decrease of approximately $1,317,000 or approximately 23.3%. Included in general and administrative expenses for fiscal year 2009 are TPP segment expenses of approximately $643,000 as compared to approximately $337,000 for fiscal year 2008. The increase in TPP segment general and administrative expenses was primarily attributable to our inclusion of twelve months worth of TPP segment expenses for fiscal year 2009 as compared to the inclusion of nine months worth of TPP segment expenses for fiscal year 2008 resulting from our acquisition of Beanstream on June 30, 2007. CP/SL segment expenses decreased to approximately $639,000 from approximately $2,146,000 for fiscal year 2009 and 2008 respectively, a decrease of approximately $1,507,000 or approximately 70.2%. This expected decrease in CP/SL segment general and administrative expenses is primarily attributable to our repositioning of this segment, and in particular the consolidation of our four data centers into two which was completed during the fourth quarter of our fiscal year 2008. As the data center consolidations took place during our prior fiscal year’s fourth quarter, we do not anticipate these significant decreases in CP/SL segment general and administrative expenses to extend past our fourth quarter of our current fiscal year 2009. Also included in general and administrative expenses are stock-based compensation expenses of approximately $1,140,000 for fiscal year 2009 compared to approximately $1,218,000 for fiscal year 2008, a decrease of approximately $78,000 or approximately 6.4%.

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

Sales and marketing expense increased to approximately $323,000 from approximately $228,000 for fiscal year 2009 and 2008, respectively, an increase of approximately $95,000 or approximately 41.7%. The increase is primarily attributable to an increase in our TPP segment sales and marketing expenses of approximately $149,000 primarily associated with increased personnel costs, and partially attributable to our inclusion of twelve months worth of TPP segment sales and marketing expenses for fiscal year 2009 as compared to the inclusion of nine months worth of TPP segment expenses for fiscal year 2008 resulting from our acquisition of Beanstream on June 30, 2007.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $272,000 for fiscal year 2009 as compared to approximately $178,000 for fiscal year 2008. The increase is primarily attributable to an increase in our TPP segment product development and enhancement expenses of approximately $94,000 primarily associated with our inclusion of twelve months worth of TPP segment product development and enhancement expenses for fiscal year 2009 as compared to the inclusion of nine months worth of TPP segment expenses for fiscal year 2008 resulting from our acquisition of Beanstream on June 30, 2007.

Amortization and depreciation

Amortization of intangibles was approximately $661,000 for fiscal year 2009, as compared to approximately $537,000 for fiscal year 2008. The increase in amortization of intangibles of approximately $124,000 was primarily attributable to twelve months worth of amortization of acquired intangible assets for fiscal year 2009 versus nine months worth for fiscal 2008 resulting from our acquisition of Beanstream on June 30, 2007. Depreciation expense for capital assets decreased to approximately $124,000 for fiscal year 2009 from approximately $368,000 for fiscal year 2008.

Foreign exchange gain (loss)

Foreign exchange gain increased to approximately $444,000 for fiscal year 2009 from a foreign exchange loss of approximately $230,000 for fiscal year 2008. The increase in foreign exchange gain was primarily attributable to an unrealized foreign exchange gain of approximately $371,000 relating to the conversion of the Canadian dollar denominated two-year promissory notes into U.S. dollars at March 31, 2009 closing exchange rates. The U.S. dollar strengthened by approximately 23.5% from the prior fiscal year end date, March 31, 2008 to the current fiscal year end date March 31, 2009.

Other (expenses) income, net

During the fiscal year 2009, we had net other income of approximately $11,000 compared to net other expenses of approximately $247,000 for the fiscal year 2008.  Net other income for fiscal year 2009 consist primarily of approximately $43,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of the licenses we entered into in April, 2006 offset by approximately $35,000 in costs relating to the early termination of one of our operating leases. Net other expenses for fiscal year 2008 consist primarily of approximately $247,000 in costs relating to the consolidation of our four data centers into two which was completed during our fourth quarter of fiscal 2008.

Gain/(loss) on disposal/abandonment of property and equipment

Gain on disposal/abandonment of property and equipment for fiscal year 2009 was approximately $1,000 compared to a loss on disposal/abandonment of property and equipment for fiscal year 2008 of approximately $726,000. The loss on disposal/abandonment of property and equipment for fiscal 2008 consist primarily of costs relating to the consolidation of our four data centers into two and the consequential consolidation of two distinct processing platforms into a single processing platform. We disposed and abandoned the two IBM Mainframes that were running the processing platform that was consolidated during the fourth quarter of our fiscal year 2008.

Interest income

Interest income for fiscal year 2009 decreased to approximately $226,000 from approximately $406,000 for fiscal year 2008.  The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments.

Interest expense

Interest expense decreased to approximately $248,000 in fiscal year 2009 compared to approximately $359,000 in fiscal year 2008. The decrease in interest expense was primarily attributable to a decrease of approximately $68,000 from approximately $297,000 in interest accrued on the two-year promissory notes issued in the Beanstream acquisition for fiscal year 2008 to approximately $229,000 for fiscal year 2009.

Income Taxes

Income taxes decreased to a recovery position of approximately $4,421,000 from an expense position of approximately $614,000 for fiscal year 2009 and 2008, respectively. The recovery of income taxes was attributable to an approximate $6,547,000 reversal in the valuation allowance related to our future income tax assets which was recorded in the fourth quarter of the 2009 fiscal year, offset by amounts accrued for our estimated 2009 income tax liabilities.

In evaluating our ability to realize our future income tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast future taxable income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. Valuation allowances are established when necessary to reduce future income tax assets to the amounts expected to be realized on a more likely than not basis. During 2009, we recorded an income tax benefit of approximately $5,268,000. This benefit included approximately a $6,547,000 reduction of our remaining valuation allowance related to our future income tax assets as we have determined that these assets will more likely than not be realized.  If we fail to achieve future taxable income assumed in the calculation of our future tax assets or if we fail to implement feasible and prudent tax planning strategies, we may be required to offset future tax assets with a valuation allowance, resulting in an additional tax expense.

As of March 31, 2009, we had U.S. net operating loss carry-forwards of approximately $9,515,000 and Canadian non-capital loss carry-forwards of approximately $8,792,000. Of the U.S. net operating loss amounts, approximately $3,372,000 represents tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If we are not able to use these loss carry-forwards, the U.S. and Canadian loss carry-forwards will expire in 2010 through 2029.

Net Income (Loss)

Net income was approximately $5,455,000 for fiscal year 2009 compared to a net loss of approximately $2,221,000 for fiscal year 2008, an increase in net income of approximately $7,676,000.  The increase in net income is primarily attributable to an approximately $6,547,000 reversal in the valuation allowance related to our future income tax assets which was recorded in the fourth quarter of the 2009 fiscal year.  Net income per both basic and diluted share was approximately $0.20 for fiscal year 2009, as compared to a net loss per basic and diluted share of approximately ($0.10) for fiscal year 2008, an increase in net income per basic and diluted share of approximately $0.30.

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

CP/SL Segment

Revenue from electronic check verification was approximately $327,000 for fiscal year 2008, approximately a 55.2% decrease from revenue from electronic check verification of approximately $730,000 for fiscal year 2007. This decrease is primarily attributable to the non-renewal of certain direct contracts with independent stores represented by Grocers Supply Company Inc., which previously accounted for approximately 28% of our revenue from electronic check verification.

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

Cost of revenue

Cost of revenue increased from approximately $4,534,000 for fiscal year 2007 to approximately $4,808,000 for fiscal year 2008, an increase of approximately $274,000 or approximately 6%. This increase was primarily attributable to our inclusion of nine months worth of TPP segment cost of revenue totaling approximately $3,002,000 for fiscal year 2008 resulting from our acquisition of Beanstream on June 30, 2007. CP/SL segment cost of revenue was approximately $1,764,000 for fiscal year 2008 as compared to approximately $4,534,000 for fiscal year 2007, a decrease in CP/SL segment cost of revenue of approximately $2,770,000 or approximately 61.1%.  In fiscal year 2008, cost of revenue was approximately $498,000 in the first quarter, approximately $1,312,000 in the second quarter, approximately $1,517,000 in the third quarter and approximately $1,481,000 in the fourth quarter.

General and administrative expenses

General and administrative expenses increased to approximately $5,660,000 from approximately $2,835,000 for fiscal years 2008 and 2007, respectively, an increase of approximately $2,825,000 or approximately 99.6%. Included in general and administrative expenses for fiscal year 2008 are nine months worth of TPP segment expenses of approximately $337,000 resulting from our acquisition of Beanstream on June 30, 2007. CP/SL segment expenses increased to approximately $2,146,000 from approximately $425,000 for fiscal year 2008 and 2007 respectively, an increase of approximately $1,721,000. Also included in general and administrative expenses are stock-based compensation expenses of approximately $1,218,000 for fiscal year 2008 compared to approximately $877,000 for fiscal year 2007, an increase of approximately $341,000 or approximately 38.9%.

Sales and Marketing

Sales and marketing expense decreased to approximately $228,000 from approximately $355,000 for fiscal year 2008 and 2007, respectively, a decrease of approximately $127,000 or approximately 35.8%. The decrease is primarily attributable to a decrease in our CP/SL segment sales and marketing expenses of approximately $275,000 from approximately $355,000 for fiscal year 2007 to $80,000 for fiscal year 2008 offset by nine months worth of TPP segment sales and marketing expenses of approximately $145,000 resulting from our acquisition of Beanstream on June 30, 2007.

Product Development and Enhancement

Product development and enhancement expenses were approximately $178,000 for fiscal year 2008 as compared to approximately $nil for fiscal year 2007. The increase is primarily attributable to the inclusion of nine months worth of TPP segment product development and enhancement expenses of approximately $154,000 resulting from our acquisition of Beanstream on June 30, 2007.

Amortization and depreciation

Amortization on intangibles increased to approximately $537,000 for fiscal year 2008 from approximately $164,000 for fiscal year 2007.  The increase was primarily attributable to amortization on acquired intangible assets resulting from our acquisition of Beanstream on June 30, 2007. Depreciation expenses relating to our system software and other software increased to approximately $94,000 for fiscal year 2008 from approximately $40,000 for fiscal year 2007.    Depreciation expense for other capital assets increased to approximately $274,000 for fiscal year 2008 from approximately $132,000 for fiscal year 2007.

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

Other (expenses) income, net

During the fiscal year 2008, we had net other expenses of approximately $247,000 compared to net other income of approximately $617,000 for the fiscal year 2007.  Net other expenses for fiscal year 2008 consist primarily of approximately $247,000 in costs relating to the consolidation of our four data centers into two which was completed during our fourth quarter of fiscal 2008. Net other income for fiscal year 2007 consists primarily of (i) approximately $377,000, net of legal fees, attributable to specific release provisions contained in two of the license agreements we entered into in April 2006, (ii) approximately $43,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of these licenses, and (iii) approximately $208,000 related to a State sales tax refund resulting from the conclusion of a State sales tax audit performed during our fiscal year 2007.

Gain/(loss) on disposal/abandonment of property and equipment

Loss on disposal/abandonment of property and equipment for fiscal year 2008 was approximately $726,000 compared to a gain on disposal/abandonment of property and equipment for fiscal year 2007 of approximately $7,000. The loss on disposal/abandonment of property and equipment for fiscal 2008 consist primarily of costs relating to the consolidation of our four data centers into two and the consequential consolidation of two distinct processing platforms into a single processing platform. We disposed and abandoned the two IBM Mainframes which were running the processing platform that was consolidated during the fourth quarter of our fiscal year 2008.

Interest income

Interest income for fiscal year 2008 decreased to approximately $406,000 from approximately $475,000 for fiscal year 2007.  The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments.

Interest expense

Interest expense increased to approximately $359,000 in fiscal year 2008 compared to approximately $13,000 in fiscal year 2007. The increase in interest expense was primarily attributable to approximately $297,000 in interest accrued on the two-year promissory notes issued in the Beanstream acquisition for fiscal year 2008.

Income Taxes

Income taxes increased to approximately $614,000 from approximately $38,000 for fiscal year 2008 and 2007, respectively. The increase in income taxes was primarily attributable to a provision for income taxes in the amount of approximately $586,000 recorded for our TPP segment.

We regularly evaluate the realizability of our future tax assets given the nature of our operations and given the tax jurisdictions in which we operate. As at March 31, 2008, we considered it more likely than not that the future tax assets would not be realized through future taxable income. Accordingly, a valuation allowance of 100% had been provided against these future tax assets at March 31, 2008 and 2007.

Net Loss

Net loss was approximately $2,221,000 for fiscal year 2008 and approximately $1,073,000 for fiscal year 2007.  Net loss per both basic and diluted shares was approximately ($0.10) for fiscal year 2008, as compared to approximately ($0.05) for fiscal year 2007.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $2,762,000 in working capital as of March 31, 2009 compared to approximately $3,641,000 in working capital as of March 31, 2008. The decrease in working capital was primarily attributable to the first installment payment of approximately $2,844,000 (CAD $2,900,000) on the promissory notes relating to the acquisition of Beanstream. Cash used in operating activities increased approximately $843,000 from cash provided by operating activities of approximately $540,000 for fiscal year 2008 to cash used in operating activities of approximately $303,000 for fiscal year 2009. The increase in cash used in operating activities was primarily attributable to decreases in accounts payable and corporate taxes payable balances as at March 31, 2009. Cash used in investing activities was approximately $119,000 for fiscal year 2009 as compared to approximately $7,334,000 for fiscal 2008, a decrease in cash used in investing activities of approximately $7,215,000. Cash used in investing activities during fiscal 2008 included approximately $7,287,000 attributable to the acquisition of Beanstream.  Cash used in financing activities was approximately $3,038,000 for fiscal year 2009 as compared to cash provided by financing activities of approximately $6,193,000 for fiscal year 2008 an increase in cash used in financing activities of approximately $9,231,000. The increase in cash used in financing activities was primarily due to the first installment payment of approximately $2,844,000 (CAD$2,900,000) on the promissory notes relating to the acquisition of Beanstream. The increase in cash used in financing activities was also attributable to the net proceeds of approximately $6,690,000 resulting from a private placement of our common shares during our prior fiscal year 2008.

We anticipate positive cash flows from our operating activities in fiscal 2010.

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

Contingencies

On March 6, 2007, we received notification that we had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including a subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.  On September 8, 2008, the complaint was dismissed with prejudice and on October 8, 2008 the plaintiffs appealed this decision.  We believe that these allegations are without merit and do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

On November 19, 2008, we filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States (the “LML Suit”).  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 and we are seeking damages and injunctive and other relief for the alleged infringement of this patent.

On April 9, 2009, CitiBank, N.A., an affiliate of one of the defendants in the LML Suit, filed a complaint for patent infringement in the U.S. District Court for the Northern District of Illinois, Eastern Division against our subsidiary LML Payment Systems Corp.,  in an action styled Citibank, N.A. as plaintiff vs. LML Payment Systems Corp.  In the suit, Citibank, N.A. alleges that our subsidiary infringes U.S. Patent No. 7,020,639 and is seeking damages and injunctive and other relief.  We believe these allegations are without merit and intend to vigorously defend against them.  At this time, the likelihood of success of this suit is indeterminate and any amount likely to be payable is unknown at this time.

On April 23, 2009, JP Morgan Chase Bank, N.A.,  an affiliate of one of the defendants in the LML Suit, filed a complaint for patent infringement in the U.S. District Court for the District of Delaware against our subsidiaries LML Payment Systems Corp. and Beanstream Internet Commerce Inc., in an action styled JP Morgan Chase Bank N.A. as plaintiff vs. LML Payment Systems Corp. and Beanstream Internet Commerce Inc.  In the suit, JP Morgan Chase Bank N.A. alleges that our subsidiaries infringe U.S. Patent Nos. 5,917,965 and 6,341,724 and is seeking damages and injunctive and other relief.  On May 13, 2009, the plaintiff in this suit filed an amended complaint alleging our subsidiaries additionally infringe U.S. Patent Nos. 5,940,844 and 6,098,052.   We believe these allegations are without merit and intend to vigorously defend against them.  At this time, the likelihood of success of this suit is indeterminate and any amount likely to be payable is unknown at this time.

On June 4, 2009, we filed an additional patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States.  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 and we are seeking damages and injunctive and other relief for the alleged infringement of this patent.

Contractual Obligations

In our fiscal year ended March 31, 2007, we entered into a three year lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling $1,139,000. During the fourth quarter of our prior fiscal year 2008, we consolidated our four data centers. Consequently, two components of the IBM Mainframes were sold and we remain contractually obligated with respect to the balance of $174,000 as at March 31, 2009, which will be satisfied with monthly payments over the remaining ten (10) months of the lease agreement. Also in our fiscal year 2007, we entered into a three year financing arrangement with Xerox Canada Ltd. to finance an equipment purchase.

The following table summarizes our significant contractual obligations and commitments as of March 31, 2009:

	Payments due by:
	(in thousands)

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Long-Term Debt Obligations	$2,101	$2,101	$-	$-	$-
Capital Lease Obligations	175	175	-	-	-
Operating Lease Obligations	792	180	331	281	-
Purchase Obligations	217	197	20	-	-
Total	$3,285	$2,653	$351	$281	$-

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

IPL Segment

License fees regarding the licensing of the technology embodied within our five U.S. patents regarding electronic check processing are recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” (“SAB 104”) and further guidance provided by the Canadian Institute of Chartered Accountants (“CICA”) Emerging Issues Committee (“EIC”) abstract-142 (“EIC 142”) and Emerging Issues Task Force (“EITF”) issue 00-21; “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  In some instances, our licensees have paid an up-front fee to obtain a license, and in such cases the up-front fee is treated as deferred revenue and is recognized over the life of the agreement.  In other cases, our licensees have paid a fee for a release regarding potential past infringements of our five U.S. patents and, in such cases, the fee is recognized as revenue when the release is granted and the amount is reasonably determinable.  Running royalties earned from electronic check transactions processed by the licensee are recognized on a monthly basis based on the volume of transactions processed.

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

Goodwill, Purchased Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill and indefinite-life intangibles annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative estimates of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative estimates could result in smaller or no impairment charges, higher net income and higher asset values. At March 31, 2009, we had approximately $17,874,000 in goodwill and approximately $5,205,000 in net purchased intangible assets on our balance sheet.

Stock-Based Compensation

We issue stock options to our employees and directors under the terms of our 1996 Stock Option Plan and our 1998 Stock Incentive Plan.  Canadian GAAP previously provided two alternative methods of accounting for stock options under the terms and conditions we typically issue such options. Alternative one was to estimate the fair value of the stock option on the date of grant and recognize that value as an expense to operations over the stock option’s vesting period (“Alternative One”).  Alternative two was to estimate the fair value of the stock option on the date of grant but only reflect the impact in a pro-forma disclosure setting forth compensation expense as if the fair value method was used in the Corporation’s financial statements and forego adjusting the consolidated statements of operations (“Alternative Two”).   During the fiscal year 2004, CICA released revised transitional provisions for voluntary adoption of Alternative One.  These provisions permit a prospective application of the Alternative One recognition provisions to accounting for stock options not previously accounted for at fair value, provided we elect to apply the Alternative One method to those stock options granted starting for our  fiscal year 2004.  We adopted these transitional provisions during our fiscal year 2004 and, therefore, stock options granted during the fiscal years 2004 through 2009 have been recognized under Alternative One and presented as stock-based compensation expense in our consolidated statements of operations.  Stock options granted in previous fiscal years have continued to be accounted for under the Alternative Two method with stock-based compensation expense reflected in a pro-forma disclosure.  Stock options granted in future fiscal years will be accounted for under the Alternative One method with stock-based compensation recognized as an expense to operations over the stock options’ vesting period.

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

Future Income Taxes and Valuation Allowance

Future income taxes reflect the net tax effects of temporary differences between the carrying amount of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We assess the likelihood that our future tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance.  We consider historical taxable income, estimates of future taxable income and ongoing feasible and prudent tax planning strategies in assessing the amount of the valuation allowance.  Based on various factors, including our taxable income for the past year and estimates of future profitability, we recorded a partial valuation allowance against our net future tax assets.  If we fail to achieve future taxable income assumed in the calculation of our future tax assets or if we fail to implement feasible and prudent tax planning strategies, we may be required to offset future tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation could have a material adverse impact on our profitability and results of operations. If we do not achieve sufficient Canadian and U.S. taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire.

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

The functional currency of our Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with CICA 1651 and SFAS No. 52.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the year are used to translate Beanstream’s revenues and expenses.  The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

New Accounting Guidance

Note 17 in the accompanying consolidated financial statements in this report contains a discussion of new accounting pronouncements and the potential impact to our consolidated results of operations and financial position.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as such term is defined in Item 303(a) (4) of Regulation S-K.

Summary Quarterly Financial Data (Unaudited)

The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2009 and March 31, 2008 (in thousands, except share data):

	Year Ended March 31, 2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$3,177	$3,087	$3,037	$3,078
Net income (loss)	(47)	65	281	5,156
Basic net income (loss) per common share	(0.00)	0.00	0.01	0.19
Diluted net income (loss) per common share	(0.00)	0.00	0.01	0.19

	Year Ended March 31, 2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$1,456	$3,183	$3,398	$3,291
Net loss	(248)	(181)	(228)	(1,564)
Basic net loss per common share	(0.01)	(0.01)	(0.01)	(0.07)
Diluted net loss per common share	(0.01	(0.01)	(0.01)	(0.07)

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2009, our marketable securities were recorded at a fair value of approximately $5,580,000, with an overall weighted average return of .87% and an overall weighted average life of less than three months. Any exposure to price risk would have an immaterial effect on the recorded value of the marketable securities.

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2009.  The fair value of our debt approximates its carrying value. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

Foreign Exchange Risk

The U.S. dollar is the functional currency of our operations since primarily all of our operations are conducted in U.S. currency.  As a result, when we are paying any obligation that is denominated in a foreign currency (including, for example, the Beanstream promissory notes), we must generate the amount of cash in U.S. dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).    Accordingly, we are exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to shareholders’ equity until realized.  Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar might have a material adverse effect on our results of operations and financial condition.

ITEM 8.	Financial Statements and Supplementary Data

Information called for by this item is set forth in our Consolidated Financial Statements contained in this report. Our Consolidated Financial Statements begin in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and at page F-1.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, based on the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2009.

Grant Thornton, LLP, an Independent Registered Chartered Accounting Firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2009 , as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by management, including the Chief Executive Officer and the Chief Accounting Officer, there were no further changes in our internal controls during the fourth quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, apart from the implementation of the following:

•	We removed certain administration rights to our production system from certain executive level personnel within the IT department.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

To The Board of Directors and Shareholders of LML Payment Systems Inc.

We have audited LML Payment Systems Inc. and subsidiaries’ (together, the “Corporation”) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, LML Payment Systems Inc. and subsidiaries maintained, in all material respects effective internal control over financial reporting as of March 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LML Payment Systems Inc. and subsidiaries as of March 31, 2009 and 2008 and the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2009 and our report dated June 22, 2009 expresses an unqualified opinion on those financial statements.

Vancouver, Canada	/s/ GRANT THORNTON LLP
June 22, 2009	Chartered Accountants

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information on our directors, executive officers, and audit committee, compliance with Section 16(a) of the Exchange Act and our code of ethics applicable to our Chief Executive Officer and Chief Accounting Officer will be contained in our Proxy Statement for our 2009 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2009, and is incorporated herein by reference.

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

There were no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors implemented during fiscal 2009.

ITEM 11.	Executive Compensation

Information on compensation of our directors and executive officers will be contained in our Proxy Statement for our 2009 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2009, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Security Matters

Information on the securities ownership of certain beneficial owners and our management will be contained in our Proxy Statement for our 2009 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2009, and is incorporated herein by reference.

Information required by Item 201(d) of Regulation S-K is set forth under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information on certain relationships, related transactions and director independence will be contained in our Proxy Statement for our 2009 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2009, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be contained in our Proxy Statement for our 2009 Annual and Special Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2009, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

Page	Description

F-1	Grant Thornton LLP, Report of Independent Registered Chartered Accounting Firm

F-2	Consolidated Balance Sheets at March 31, 2009 and 2008

F-3	Consolidated Statements of Operations for each of the three years ended March 31, 2009, 2008 and 2007

F-4	Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended March 31, 2009, 2008 and 2007

F-5	Consolidated Statements of Shareholders' Equity for each of the three years ended March 31, 2009, 2008 and 2007

F-6	Consolidated Statements of Cash Flows for each of the three years ended March 31, 2009, 2008 and 2007

F-7	Notes to Consolidated Financial Statements

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

10.4†	Employment agreement between LML Payment Systems Inc. and Patrick H. Gaines dated March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 31, 2008 of LML (file 0-13959)).

10.5†	Employment agreement between LML Payment Systems Inc. and Richard R. Schulz dated March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K dated March 31, 2008 of LML (file 0-13959)).

10.6†	Employment agreement between LML Payment Systems Inc. and Carolyn L. Gaines dated March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K dated March 31, 2008 of LML (file 0-13959)).

10.7†	Employment agreement between LML Payment Systems Inc. and Craig Thomson dated February 5, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 5, 2009 of LML (file 0-13959)).

10.8†	Employment agreement between LML Payment Systems Inc. and Chris Koide dated February 5, 2009 (incorporated by reference to Exhibit 10.2 to the Form 8-K dated February 5, 2009 of LML (file 0-13959)).

10.9†
Amending agreement to the employment agreement between LML Payment Systems Inc. and Patrick H. Gaines dated February 5, 2009 (incorporated by reference to Exhibit 10.3 to the Form 8-K dated February 5, 2009 of LML (file 0-13959)).

10.10†
Amending agreement to the employment agreement between LML Payment Systems Inc. and Richard R. Schulz dated February 5, 2009 (incorporated by reference to Exhibit 10.4 to the Form 8-K dated February 5, 2009 of LML (file 0-13959)).

10.11†
1996 Stock Option Plan and amendments to 1996 Stock Option Plan dated August 31, 1998, September 30, 1999 and September 18, 2000 (incorporated by reference to Appendix A to the Schedule 14A of LML dated August 8, 2007 (file 0-13959)).

(b)	Exhibits (continued)

10.12†	1998 Stock Incentive Plan and amendment to 1998 Stock Incentive Plan dated September 18, 2000 (incorporated by reference to Appendix B to the Schedule 14A of LML dated August 8, 2007 (file 0-13959)).

21*	Subsidiaries of LML

23.1*	Consent of Grant Thornton LLP

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

_______

* filed herewith

† Management contract or compensatory plan or arrangement

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Patrick H. Gaines
Patrick H. Gaines
Chairman of the Board and Chief Executive Officer

Date: June 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

	Title	Date

/s/ Patrick H. Gaines	Chairman of the Board, Chief Executive Officer and Director	June 23, 2009
Patrick H. Gaines	(Principal Executive Officer)

/s/ Craig S. Thomson	President	June 23, 2009
Craig S. Thomson

/s/ Richard R. Schulz	Controller and Chief Accounting Officer	June 23, 2009
Richard R. Schulz	(Principal Financial and Accounting Officer)

/s/ David C. Cooke	Director	June 23, 2009
David C. Cooke

/s/ Jacqueline Pace	Director	June 23, 2009
Jacqueline Pace

/s/ Greg A. MacRae	Director	June 23, 2009
Greg A. MacRae

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

To the Shareholders
LML Payment Systems Inc.

We have audited the accompanying consolidated balance sheets of LML Payment Systems Inc. and subsidiaries (together, the “Corporation”) as of March 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2009.  These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems Inc. and subsidiaries as of March 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in accordance with Canadian generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LML Payment Systems Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 22, 2009 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America.  Information relating to the nature and effect of such differences is presented in Note 17 to the consolidated financial statements.

Vancouver, Canada	/s/ GRANT THORNTON LLP
June 22, 2009	Chartered Accountants

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	Years Ended March 31,

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 6)	$6,138,530	$9,749,768
Funds held for merchants (Note 6)	10,746,731	5,833,617
Restricted cash (Note 5(b))	175,000	250,000
Accounts receivable, less allowance of $31,785 (2008: $32,168)	801,087	719,301
Prepaid expenses	295,702	273,751
Current portion of future income tax assets (Note 13)	838,575	-
Total current assets	18,995,625	16,826,437

PROPERTY AND EQUIPMENT, net (Notes 7 and 10)	227,324	246,828

PATENTS (Note 8)	622,730	788,473

RESTRICTED CASH (Note 5(b))	125,030	153,619

FUTURE INCOME TAX ASSETS (NOTE 13)	4,429,578	-

OTHER ASSETS	19,020	23,247

GOODWILL (Note 9)	17,874,202	15,903,077

INTANGIBLE ASSETS (Note 9)	5,205,487	5,700,637

Total assets	$47,498,996	$39,642,318

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$756,845	$1,745,679
Accrued liabilities	814,094	648,661
Corporate taxes payable	283,794	573,240
Funds due to merchants (Note 6)	10,746,731	5,833,617
Current portion of obligations under capital lease (Note 10)	170,243	203,366
Current portion of promissory notes (Note 3)	2,100,920	2,731,923
Current portion of deferred revenue	1,361,046	1,448,921
Total current liabilities	16,233,673	13,185,407

OBLIGATIONS UNDER CAPITAL LEASE (Note 10)	-	177,573

PROMISSORY NOTES (Note 3)	-	2,435,460

DEFERRED REVENUE	3,330,630	4,606,379
Total liabilities	19,564,303	20,404,819

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY

CAPITAL STOCK
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 27,116,408 issued and outstanding (2008: 26,341,832)	50,039,568	48,071,980

CONTRIBUTED SURPLUS (Note 11(b))	6,732,059	5,391,187
DEFICIT	(28,751,456)	(34,206,622)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(85,478)	(19,046)
Total shareholders’ equity	27,934,693	19,237,499

Total liabilities and shareholders’ equity	$47,498,996	$39,642,318

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In U.S. Dollars, except share data)

	Years ended March 31,

	2009	2008	2007

REVENUE	$12,378,848	$11,327,878	$6,554,191

COSTS OF REVENUE (includes stock-based compensation expense of $149,716 (2008 - $42,449; 2007 - $0))	6,055,570	4,807,946	4,533,788
GROSS PROFIT (excludes amortization and depreciation expense)	6,323,278	6,519,932	2,020,403

OPERATING EXPENSES
General and administrative (includes stock-based compensation expense of $1,139,589 (2008 - $1,217,984; 2007 - $877,334))	4,343,406	5,659,694	2,834,952
Sales and marketing (includes stock-based compensation expense of $3,033 (2008 - $2,975; 2007 - $0))	323,103	227,935	355,445
Product development and enhancement (includes stock-based compensation expense of $48,534 (2008 - $23,802; 2007 - $0))	272,499	177,704	-
Amortization and depreciation	785,334	905,488	335,555
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	598,936	(450,889)	(1,505,549)

Foreign exchange gain (loss)	444,050	(229,661)	(2,545)
Other income (expense), net	10,898	(246,918)	616,571
Gain (Loss) on disposal/abandonment of property and equipment	864	(726,325)	7,000
Interest income	226,472	406,063	475,368
Interest expense	(247,536)	(358,756)	(12,700)
Settlement expenses	-	-	(45,000)
Due diligence expenses	-	-	(567,562)
INCOME (LOSS) BEFORE INCOME TAXES	1,033,684	(1,606,486)	(1,034,417)

Income tax expense (recovery) (Note 13)
Current	846,671	614,342	38,446
Future	(5,268,153)	-	-
	(4,421,482)	614,342	38,446

NET INCOME (LOSS)	$5,455,166	$(2,220,828)	$(1,072,863)

EARNINGS (LOSS) PER SHARE, basic and diluted	$0.20	$(0.10)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, (Note 11(a))
Basic	26,834,165	21,869,404	20,206,412
Diluted	26,834,165	21,869,404	20,206,412

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In U.S. Dollars)

	Years ended March 31,

	2009	2008	2007

Net income (loss)	$5,455,166	$(2,220,828)	$(1,072,863)

Unrealized foreign exchange loss on translation of self-sustaining operations	(66,432)	(19,046)	-
Comprehensive income (loss)	$5,388,734	$(2,239,874)	$(1,072,863)

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)

				Accumulated
				other
	Common		Contributed	Comprehensive
	Shares	Amount	Surplus	Income (Loss)	Deficit	Total
Balance as at March 31, 2006	20,194,094	$32,710,018	$2,544,312	$-	$(30,912,931)	$4,341,399

Exercise of stock options	13,000	64,350	-	-	-	64,350
Stock-based compensation (Note 11(c))	-	-	877,334	-	-	877,334
Stock-based compensation – future income taxes	-	-	21,646	-	-	21,646
Net loss	-	-	-	-	(1,072,863)	(1,072,863)
Balance as at March 31, 2007	20,207,094	32,774,368	3,443,292	-	(31,985,794)	4,231,866

Net loss	-	-	-	-	(2,220,828)	(2,220,828)
Change in cumulative translation adjustment	-	-	-	(19,046)	-	(19,046)
Exercise of stock options	26,250	77,437	-	-	-	77,437
Acquisition (Note 3)	1,963,555	8,538,737	-	-	-	8,538,737
Finders fee on Acquisition (Note 3)	144,933	640,604	-	-	-	640,604
Private Placement (Note 11(e))	4,000,000	7,200,000	-	-	-	7,200,000
Financial advisor fee	-	-	649,500	-	-	649,500
Share issuance cost	-	(1,159,166)	-	-	-	(1,159,166)
Stock-based compensation (Note 11(c))	-	-	1,287,210	-	-	1,287,210
Stock-based compensation – future income taxes	-	-	11,185	-	-	11,185
Balance as at March 31, 2008	26,341,832	48,071,980	5,391,187	(19,046)	(34,206,622)	19,237,499

Net income	-	-	-	-	5,455,166	5,455,166
Change in cumulative translation adjustment	-	-	-	(66,432)	-	(66,432)
Acquisition (Note 9)	774,576	1,971,125	-	-	-	1,971,125
Share issuance cost	-	(3,537)	-	-	-	(3,537)
Stock-based compensation (Note 11(c))	-	-	1,340,872	-	-	1,340,872

Balance as at March 31, 2009	27,116,408	$50,039,568	$6,732,059	$(85,478)	$(28,751,456)	$27,934,693

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)

	Years ended March 31,

	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$5,455,166	$(2,220,828)	$(1,072,863)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Provisions for losses on accounts receivable	17,461	10,942	37,347
Amortization and depreciation	785,334	905,488	335,555
(Gain) loss on disposal/abandonment of property and equipment	(864)	726,325	(7,000)
Stock-based compensation	1,340,872	1,287,210	877,334
Stock-based compensation – future income taxes	-	11,185	21,646
Future income taxes	(5,268,153)	-	-
Unrealized foreign exchange (gain) loss	(370,692)	177,847	-
Due diligence expenses	-	-	567,562
Other	-	-	(252)

Changes in non-cash operating working capital
Restricted cash	75,000	-	-
Accounts receivable	(214,903)	(130,694)	69,073
Prepaid expenses	(28,405)	214,414	(30,326)
Other assets	-	(8,360)	14,447
Accounts payable and accrued liabilities	(536,940)	323,496	(473,773)
Corporate taxes payable	(204,471)	582,538	-
Deferred revenue	(1,352,311)	(1,339,390)	7,119,782
Net cash (used in) provided by operating activities	(302,906)	540,173	7,458,532

INVESTING ACTIVITIES:
Other assets	2,785	-	(776,170)
Acquisition of Beanstream, net of cash acquired (Note 3)	-	(7,286,834)	-
Proceeds from disposal of property and equipment	5,500	107,900	7,252
Acquisition of property and equipment	(126,076)	(144,241)	(185,886)
Development of patents	(1,652)	(10,804)	(14,341)
Net cash used in investing activities	(119,443)	(7,333,979)	(969,145)

FINANCING ACTIVITIES:
Payments on capital leases	(190,746)	(575,234)	(79,588)
Payment of promissory note	(2,843,974)	-	-
Payments on long-term borrowing	-	-	(2,773)
Proceeds from exercise of stock options	-	77,438	64,350
Proceeds from private placement of common shares	-	7,200,000	-
Share capital financing costs	(3,537)	(509,666)	-
Net cash (used in) provided by financing activities	(3,038,257)	6,192,538	(18,011)

Effects of foreign exchange rate changes on cash and cash equivalents	(150,632)	188,028	-

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,611,238)	(413,240)	6,471,376

Cash and cash equivalents, beginning of year	9,749,768	10,163,008	3,691,632

Cash and cash equivalents, end of year	$6,138,530	$9,749,768	$10,163,008
Cash and cash equivalents consist of:
Cash	$558,571	$8,348,906	$9,041,704
Money market fund	109,524	107,233	1,121,304
Commercial paper	5,470,435	1,293,629	-
	$6,138,530	$9,749,768	$10,163,008
Supplemental disclosure of cash flow information:
Interest paid	$414,603	$61,640	$12,700
Taxes paid	$1,240,310	$44,120	$7,042

Non-cash investing and financing transactions not included in cash flows:
Property and equipment acquired through capital leases	$-	$-	$1,146,473

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

1.	NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2(a), is a financial payment processor providing electronic payment and risk management  and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.  The Corporation links merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  The Corporation has partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable its customers to safely and reliably conduct e-Commerce.  The Corporation provides its electronic payment, authentication and risk management services to over 8,000 businesses and organizations in Canada and the United States of America (“U.S.”).  The Corporation also provides check processing solutions including primary and secondary check collection including electronic check re-presentment (RCK) to retailers in the U.S.

The Corporation also provides licenses to its intellectual property. The Corporation’s intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,354,491, No. 6,283,366, No. 6,164,528, No. 5,484,988, and No. RE40,220, all of which describe electronic check processing methods.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). Except as disclosed in Note 17, these principles do not differ materially from generally accepted accounting principles in the U.S. (“U.S. GAAP”).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”) *

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.
Beanstream Internet Commerce Corp.

* Effective June 30, 2007, the Corporation completed the acquisition of Beanstream. The consolidated balance sheets as of March 31, 2009 and 2008, and the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of shareholders’ equity and the consolidated statements of cash flows for the years ended March 31, 2009 and 2008 include the accounts of Beanstream since its acquisition by the Corporation on June 30, 2007.

(b)	Use of Estimates and Measurement Uncertainty

The preparation of financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to, among others, the allowance for doubtful accounts, determination of impairment of assets, determination of stock-based compensation expense, allocation of the purchase price of business acquisitions, useful lives for depreciation and amortization and future income taxes.  Actual results could differ from those estimates.

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

Property and equipment are recorded at cost less accumulated depreciation. The straight-line method is used to depreciate assets over their estimated useful lives as follows:

Computer equipment	3 – 5 years
Computer software	3 – 5 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of the life of the lease or the useful life of the leasehold improvement
Office equipment	5 years
Website & trademarks	5 years

(f)	Leases

Leases are classified as either capital or operating leases.  A lease that transfers substantially all of the benefits and risks incidental to the ownership of property is classified as a capital lease.  All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.  At the inception of a capital lease, an asset and an obligation are recorded at an amount equal to the lesser of the present value of the future minimum lease payments and the property’s fair value at the beginning of such lease.  Amortization of the equipment under capital lease is on the same basis as similar property and equipment.

(g)	Research and Development Costs

The Corporation incurs costs to research and develop its proprietary software products to be sold, licensed or otherwise marketed.  Research costs are expensed as incurred.  Development costs are expensed as incurred unless a project meets the criteria under Canadian GAAP for deferral and amortization.  In this case the development costs are deferred and amortized over the estimated useful life of the software product developed.  Amortization of deferred development costs commences when development of the software is complete and the product is available for sale to customers.

(h)	Patents

Patent costs are amortized using the straight-line method over the estimated useful life of 15 years.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)	Impairment of Long-lived Assets

Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(j)	Goodwill

Goodwill relates to the acquisition of Beanstream and represents the excess of purchase price over the fair values of the identifiable assets acquired and liabilities assumed.  Goodwill is not amortized and is tested at least annually for impairment or more frequently if an event or circumstance occurs that more likely than not reduces the fair value of a reporting unit below its carrying amount.  Any resulting write-down, representing the difference between fair value and the carrying amount, is recorded in the period in which the impairment occurs.

(k)	Intangible Assets

Definite-life intangible assets are regularly reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment is assessed by comparing the carrying amount of an asset with its expected future net undiscounted cash flows from use plus its residual value. If such an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, generally determined on a discounted cash flow basis.

Intangible assets related to the acquisition of Beanstream include partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years on a straight-line basis.  The existing technology is amortized over five years on a straight-line basis.  Trade names are considered indefinite-life intangible assets and as such are not amortized.

(l)	Revenue Recognition

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

(m)	Income Taxes

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

(n)	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of stock options granted using the treasury stock method.

(o)	Stock-based Compensation Plans

The Corporation has two stock-based compensation plans, described more fully in Note 11. The Corporation applies the fair value recognition provisions of CICA Handbook Section 3870 “Stock-based compensation and other stock-based payments” (“Section 3870”) which corresponds to the fair value recognition provisions under the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”),. Under these standards, share-based payment transactions with employees are required to be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.  The Corporation recognizes stock-based compensation costs over the requisite service period during which an employee is required to provide service in exchange for the award, which generally is the vesting period with the offsetting credit to contributed surplus.  Upon the exercise of these options, any amounts originally credited to contributed surplus are or will be credited to capital stock.

Any consideration paid on the exercise of stock options or purchase of stock is credited to share capital.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)	Foreign currency translation

The Corporation’s functional (except as described below) and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651, “Foreign Currency Translation” (“Section 1651”) (which is consistent with Statement of Financial Accounting Standards (“SFAS”) No. 52 (“SFAS No. 52”) “Foreign Currency Translation”) using the exchange rate prevailing at the balance sheet date.  Average rates for the period are used to translate the Corporation’s revenue and expenses.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

The functional currency of the Corporation’s self-sustaining Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with Section 1651 and SFAS No. 52.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the period are used to translate Beanstream’s revenues and expenses.  Gains and losses arising on the translation of Beanstream’s financial statements are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income.

(q)	Financial Instruments

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

CHANGE IN ACCOUNTING POLICIES

Capital Disclosures and Financial Instruments – Disclosures and Presentation

At April 1, 2008, the Corporation adopted three new presentation and disclosure standards that were issued by the Canadian Institute of Chartered Accountants: Handbook Section 1535, “Capital Disclosures” (“Section 1535”), Handbook Section 3862, “Financial Instruments – Disclosures” (“Section 3862”) and Handbook Section 3863, “Financial Instruments – Presentation” (“Section 3863”).

Section 1535 requires the disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate (i) an entity’s objectives, policies and processes for managing capital; (ii) quantitative data about what the entity regards as capital; (iii) whether the entity has complied with any capital requirements; and (iv) if it has not complied, the consequences of such non-compliance.  The Corporation has provided the required disclosures under Section 1535 in Note 15 to these consolidated financial statements

Sections 3862 and 3863 replace CICA Handbook Section 3861, “Financial Instruments – Disclosure and Presentation”, revising and enhancing its disclosure requirements and carrying forward unchanged its presentation requirements for financial instruments.  Sections 3862 and 3863 place increased emphasis on disclosures about the nature and extent of risks arising from financial instruments and how the entity manages those risks.  The Corporation has provided the required disclosures under Section 3862 in Note 5 to these consolidated financial statements.  The adoption of Sections 3862 and 3863 did not result in a material impact on the Corporation’s consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Section 3031, “Inventories” (“Section 3031”), which replaces Section 3030, establishes standards for the measurement and disclosure of inventories.  The new standard provides more extensive guidance on the determination of cost, including allocation of overhead and requires impairment testing.  The adoption of Section 3031 did not result in a material impact on the Corporation’s consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Goodwill and Intangible Assets

In January 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which will replace Section 3062, “Goodwill and Other Intangible Assets”.  The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition as well as clarifying the application of the concept of matching revenue and expenses, whether these assets are separately acquired or internally developed.  Section 1000 – “Financial Statement Concepts”, was also amended to provide consistency with this new standard.  At April 1, 2008, the Corporation early-adopted this standard as is allowed under the transitional provision.  Adoption of this standard has had no significant impact on the Corporation’s consolidated financial statements.

Business Combinations

In December 2008, the CICA issued Section 1582 – “Business Combinations”, which will replace Section 1581 – “Business Combinations”.  This section establishes revised standards for the accounting for a business combination which are aligned with International Financial Reporting Standards (“IFRS”) on business combinations.  The Section applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2011.  The Corporation has not yet determined what the impact of adopting this standard will have on the consolidated financial statements.

International Financial Reporting Standards

The Accounting Standards Board of the CICA announced that Canadian GAAP for publicly accountable enterprises will be replaced with IFRS, as published by the International Accounting Standards Board, for fiscal years beginning on or after January 1, 2011.  Early conversion to IFRS for fiscal years beginning on or after January 1, 2009 may also be permitted.

Implementing IFRS will have an impact on accounting, financial reporting and supporting IT systems and processes.  It may also have an impact on taxes, contractual commitments involving clauses based on generally accepted accounting principles, long-term employee compensation plans and performance metrics.  Accordingly, when the Corporation develops its IFRS implementation plan, it will have to include measures to provide extensive training to key finance personnel, to review contracts and agreements and to increase the level of awareness and knowledge amongst management, the Board of Directors and Audit Committee.  Additional resources may be engaged to ensure the timely conversion to IFRS.  The financial impact of the transition to IFRS cannot be reasonably estimated at this time.

Consolidated Financial Statements

In January 2009, the CICA issued CICA Handbook Section 1601, “Consolidated Financial Statements”. This section, which, together with new Section 1602, “Non-controlling Interests”, replaces the former Section 1600, “Consolidated Financial Statements”, and establishes standards for the preparation of consolidated financial statements.

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

The Corporation does not intend to early apply this section.  The impact on the Corporation’s consolidated financial statements from the application of this section will depend upon the nature of any future business acquisitions made by the Corporation after application.

Non-Controlling Interests

In January 2009, the CICA issued CICA Handbook Section 1602, “Non-controlling interests”. This new Section establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. It is equivalent to the corresponding provisions of International Financial Reporting Standard IAS 27, “Consolidated and Separate Financial Statements”.

This Section applies to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. Earlier adoption is permitted as of the beginning of a fiscal year. An entity adopting this Section for a fiscal year beginning before January 1, 2011 also adopts Section 1582,”Business Combinations”, and Section 1601, “Consolidated Financial Statements”.

The Corporation does not intend to early apply this section.  The impact on the Corporation’s consolidated financial statements from the application of this section will depend upon the nature of any future business acquisitions made by the Corporation after application.

3.	ACQUISITION OF BEANSTREAM

On April 30, 2007, the Corporation entered into an arrangement agreement to acquire all of the outstanding capital stock of Beanstream, a leading provider of authentication and Internet payment processing solutions.  The transaction closed on June 30, 2007.  The purchase price originally agreed to in the arrangement agreement was approximately CDN$19.5 million (U.S.$18.3 million) consisting of CDN$7.6 million in cash (U.S.$7.1 million), CDN$5.0 million (U.S.$4.7 million) in two-year promissory notes and CDN$6.9 million (U.S.$6.5 million) in the Corporation’s common stock paid at closing.  On June 30, 2008, former Beanstream shareholders also received an additional CDN$2.0 million (U.S.$1.97 million) in the Corporation’s common stock upon the Corporation’s achievement of certain revenue milestones by June 30, 2008 (see Note 9).

In accordance with CICA Section 1581, “Business Combinations” (“CICA 1581”) which corresponds to SFAS 141, “Business Combinations” (“SFAS 141”), the Corporation has applied the purchase method and has consolidated the results of operations of Beanstream commencing July 1, 2007.

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3.	ACQUISITION OF BEANSTREAM (continued)

	Number of Shares	U.S. ($)

Cash	-	7,153,759
Promissory Notes [1]	-	4,693,073
Common Shares [2]	1,963,555	8,538,737
Finders Fee Common Shares	144,933	640,604
Transaction Costs	-	1,102,578

Purchase Price		22,128,751

______________________________

[1]
The promissory notes are secured by Beanstream’s assets, bear interest at 8% per annum and are payable in two equal installments on June 30, 2008 and June 30, 2009.  The Corporation has the ability to prepay the promissory notes without penalty at its discretion.  The balance of $2,100,920 at March 31, 2009 (March 31, 2008 - $5,167,383) includes $118,920 in accrued interest (March 31, 2008 - $296,462) and $370,692 in an unrealized foreign exchange gain (March 31, 2008 – ($177,847)).

[2]
The value of shares issued to complete the transaction was determined using the weighted average share price of approximately $4.35 per share for the Corporation’s stock for the period of five days prior to and following the measurement date of the acquisition.

The increase in purchase price from the U.S.$18.3 million above to the U.S.$22.1 million recorded was a result of changes in the Canadian/U.S. currency exchange rate and increases in the trading price of the Corporation’s common stock between April 30, 2007 and June 27, 2007, and also due to a finders fee and other transaction costs related to the acquisition.

The purchase price was allocated as follows:

Cash	$3,989,336
Funds held for merchants	2,812,117
Accounts receivable, net	258,223
Prepaid expenses	79,124
Restricted cash	158,520
Accounts payable and accrued liabilities	(1,052,378)
Funds due to merchants	(2,812,117)
Amounts due to former shareholders of Beanstream [1]	(3,350,552)
Book value of deferred revenue (recorded as goodwill2)	(82,273)

Net working capital acquired [1]	-

Property and equipment	71,401

Net identifiable assets	71,401
Goodwill [2]	15,985,350
Intangible assets	6,072,000

$22,128,751
______________________________

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

[2]	The goodwill is not deductible for tax purposes.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3.	ACQUISITION OF BEANSTREAM (continued)

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
______________________________

[1]	In addition to the $893,333 transaction costs paid, the Corporation incurred transaction costs of $209,245 that were incurred and paid prior to March 31, 2007.

Pro forma Information (Unaudited)

The following pro forma consolidated financial summary is presented as if the acquisition of Beanstream was completed as of April 1, 2008 and April 1, 2007, respectively.  The pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which could have actually been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.

	Years Ended March 31

	2008	2007

REVENUE	$12,962,645	$11,435,181

COSTS OF REVENUE	5,649,699	7,028,748
GROSS PROFIT	7,312,946	4,406,433

OPERATING EXPENSES
General and administrative	5,777,830	3,207,383
Sales and marketing	271,545	563,664
Product development and enhancement	222,993	216,275
Amortization and depreciation	1,038,750	851,563

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	1,828	(432,452)

Foreign exchange loss	(229,661)	(11.644)
Other (expense) income, net	(246,918)	616,092
(Loss) gain on disposal/abandonment of property and equipment	(726,325)	7,000
Interest income	372,252	270,506
Interest expense	(449,822)	(364,115)
Settlement expenses	-	(45,000)
Due diligence expenses	-	(567,562)
LOSS BEFORE INCOME TAXES	(1,278,646)	(527,175)

Income taxes	784,704	443,689

NET LOSS	$(2,063,350)	$(970,864)

LOSS PER SHARE, basic and diluted	$(0.09)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	22,388,183	22,314,900
Diluted	22,388,183	22,314,900

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

4.	ECONOMIC DEPENDENCE

During the fiscal year ended March 31, 2009, revenue from the Corporation’s two largest customers amounted to approximately 30.2% of total revenue (2008 – 35.9%; 2007 – 34.6%) consisting of approximately 18.9% of total revenue for the Corporation’s largest customer (2008 – 15.1%; 2007 - nil%) and 11.3% for the Corporation’s second largest customer (2008 – 20.8%; 2007 – 34.6%). Revenue from the Corporation’s two largest customers amounted to approximately $3,740,398 (2008 – $4,071,801; 2007 - $2,265,963) consisting of approximately $2,337,761 (2008 – $1,715,753; 2007 - $nil) for the Corporation’s largest customer and $1,402,637 for the Corporation’s second largest customer (2008 – $2,356,048; 2007 - $2,265,963).  The Corporation is economically dependent on revenue from these customers.

5.	FINANCIAL INSTRUMENTS

(a)
The Corporation classifies its cash and cash equivalents, funds held for merchants and restricted cash as held-for-trading. Accounts receivable are classified as loans and receivables. Accounts payable and certain accrued liabilities, funds due to merchants, and promissory notes are classified as other liabilities, all of which are measured at amortized cost (using the effective interest rate method).

Carrying value and fair value of financial assets and liabilities as at March 31, 2009 and 2008 are summarized as follows:

	March 31, 2009		March 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Held-for-Trading	$17,185,291	$17,185,291	$15,987,004	$15,987,004
Loans and receivables	801,087	801,087	719,301	719,301
Held-to-maturity	-	-	-	-
Available-for-sale	-	-	-	-
Other liabilities	14,418,590	14,418,590	13,395,340	13,395,340

Management reviewed all significant financial instruments held by the Corporation and determined that no material differences between fair value and carrying value existed as at the reporting date.

(b)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $175,000 (March 31, 2008 - $250,000) against charge back losses.  Non-current restricted cash represents funds held by First Data Loan Company as security for the Corporation’s merchant accounts.

(c)	Market Risk

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

As at March 31, 2009 and March 31, 2008, the Corporation is exposed to currency risk through its cash and restricted cash, accounts receivable, accounts payable, accrued liabilities, corporate taxes payable and promissory notes denominated in Canadian dollars:

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

5.	FINANCIAL INSTRUMENTS (continued)

	March 31, 2009	March 31, 2008

Cash and restricted cash	$326,655	$145,968
Accounts receivable	226,396	156,871
Accounts payable	269,068	380,326
Accrued liabilities	683,579	517,338
Corporate taxes payable	283,794	573,240
Promissory notes	2,100,920	5,167,383

Based on the above foreign currency exposure as at March 31, 2009 and March 31, 2008 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $278,430 and $633,545 respectively, in the Corporation’s foreign currency loss/gain.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Corporation’s exposure to interest rate risk is limited as its cash and payment processing accounts earn minimal interest and its promissory notes bear a fixed interest rate.

Other Price Risk

Other price risk is the risk that the future value or cash flows of a financial instrument will fluctuate because of changes in market prices. Exposure to price risk is low as the Corporation’s cash management policy is to invest excess cash in high grade/low risk investments over short periods of time.

(d)	Credit Risk

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at March 31, 2009, the balance of the Corporation’s allowance for doubtful accounts was $31,785 (March 31, 2008 - $32,168).  The Corporation has good credit history with its customers and the amounts due from them are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at March 31, 2009:

0-30 days	$560,107
31-60 days	126,593
61-90 days	4,391
Over 90 days due *	141,781
$832,872
______________________________

*
Included in this balance is $105,856 in sales tax receivables of which $55,380 relates to amounts outstanding from a 2007 Texas sales tax audit and $50,476 relates to amounts owed on Canadian goods and services tax receivables.  The Corporation believes all of these amounts are collectible.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

5.	FINANCIAL INSTRUMENTS (continued)

Concentration of credit risk

        Financial instruments that potentially subject the Corporation and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Cash and cash equivalents are invested in major financial institutions in the U.S. and Canada. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Corporation’s investments are financially sound and, accordingly, relatively minimal credit risk exists with respect to these investments.

The accounts receivable of the Corporation and its subsidiaries are derived from sales to customers located primarily in the U.S. and Canada. The Corporation performs ongoing credit evaluations of its customers. The Corporation generally does not require collateral.

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection. At March 31, 2009, three customers accounted for 27%, 17% and 12% of the Corporation’s accounts receivable balance (March 31, 2008 – 24%, 13% and 14%).

(e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they are due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Contractual Obligations
Current portion of promissory note	$2,100,920	$2,100,920	$-	$-	$-
Accounts payable and accrued liabilities	1,570,939	1,570,939	-	-	-
Capital lease obligations	174,927	174,927	-	-	-
Operating lease obligations	791,016	179,999	330,343	280,674
Purchase obligations	216,687	196,728	19,959	-	-
Total	$4,854,489	$4,223,513	$350,302	$280,674	$-

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

6.	CASH AND CASH EQUIVALENTS AND FUNDS HELD FOR/DUE MERCHANTS

Cash and cash equivalents

At March 31, 2009, the Corporation held $6,138,530 (March 31, 2008: $9,749,768) in cash and cash equivalents.  Included in this balance is $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use to the Corporation.

Funds held for/due to merchants

At March 31, 2009, Beanstream was holding funds due to merchants in the amount of $10,746,731 (2008 – $5,833,617).    The funds held for/due to merchants are comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;

•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and

•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

7.	PROPERTY AND EQUIPMENT

	2009

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$1,502,769	$1,431,452	$71,317
Computer software	1,237,098	1,158,332	78,766
Furniture and fixtures	293,768	290,660	3,108
Leasehold improvements	260,143	258,667	1,476
Office equipment	715,886	643,730	72,156
Website & trademarks	38,186	37,685	501
Total cost	$4,047,850	$3,820,526	$227,324

	2008

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$1,480,343	$1,410,472	$69,871
Computer software	1,207,429	1,126,394	81,035
Furniture and fixtures	293,768	289,576	4,192
Leasehold improvements	260,662	257,291	3,371
Office equipment	702,824	620,342	82,482
Vehicles	75,277	70,396	4,881
Website & trademarks	38,186	37,190	996
Total cost	$4,058,489	$3,811,661	$246,828

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

7.	PROPERTY AND EQUIPMENT (continued)

Depreciation expense on property and equipment totaled $124,441 in 2009, $367,809 in 2008 and $171,807 in 2007. Property and equipment include $7,367 of an asset that is financed under a capital lease for the years ended March 31, 2009 and 2008 and $1,146,473 of assets that are financed under various capital leases for the year ended March 31, 2007. Accumulated amortization on these assets totals $3,806, $2,333 and $449,316 for the years ended March 31, 2009, 2008 and 2007, respectively.  Amortization of assets under capital lease is included in depreciation expense and totaled $1,473 in 2009, $245,115 in 2008 and $59,619 in 2007.

8.	PATENTS

	2009	2008

Cost	$2,045,715	$2,045,715
Less: accumulated amortization	1,422,985	1,257,242
Net book value	$622,730	$788,473

Amortization expense totaled $165,743 in 2009, $166,316 in 2008 and $163,748 in 2007.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31

2010	$165,950
2011	$165,950
2012	$165,950
2013	$124,880
2014	$-

9.	GOODWILL AND INTANGIBLE ASSETS

On June 30, 2008, additional contingent consideration became payable under the Beanstream arrangement agreement.  Pursuant to the agreement and due to Beanstream meeting certain performance related criteria, additional consideration from the Corporation of CDN$2,000,000 became payable.  The payment of this additional consideration resulted in an increase in the purchase price and goodwill recorded.

Original goodwill recognized on acquisition	$15,903,077
Additional contingent consideration (CDN $2,000,000)	1,971,125
Goodwill related to Beanstream acquisition on March 31, 2009	$17,874,202

The Corporation had the right to pay the additional consideration in cash or through the issuance of shares of its common stock with such shares to be issued at a price equal to the volume weighted average of the closing price of one share of the Corporation’s common stock as reported on the NASDAQ Stock Exchange during the ten trading days immediately before the earn-out record date (June 30, 2008).  The Corporation elected to pay such additional consideration through the issuance of 774,576 shares of its common stock to the former Beanstream shareholders.

During the fiscal year ended March 31, 2008, the Corporation recorded intangible assets of $6,072,000 in connection with the acquisition of Beanstream (see Note 3).

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

9.	GOODWILL AND INTANGIBLE ASSETS (continued)

Acquired intangible assets related to the acquisition of Beanstream include partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years on a straight-line basis.  The existing technology is amortized over five years on a straight-line basis.  Trade names are not amortized.

The components of acquired intangible assets are as follows:

	2009			2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$162,400	$765,600	$928,000	$69,600	$858,400
Merchant contracts	2,963,500	518,613	2,444,887	2,963,500	222,263	2,741,237
Existing technology	530,000	185,500	344,500	530,000	79,500	450,500
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500	1,650,500	-	1,650,500
	$6,072,000	$866,513	$5,205,487	$6,072,000	$371,363	$5,700,637

Amortization expense for intangible assets totaled $495,150 for the fiscal year ended March 31, 2009 (2008 - $371,363; 2007 - $nil).

As a result of the continued deterioration of economic conditions during the second half of fiscal 2009, the Corporation evaluated the impact of these conditions and other developments on its long-lived assets, including intangible assets and goodwill, to assess whether impairment indicators were present that would require interim impairment testing. During the latter half of the third quarter of fiscal 2009, the Corporation’s total market capitalization began to decline below its consolidated shareholders’ equity balance.  When the Corporation’s total market capitalization remains below its consolidated shareholders’ equity balance for a sustained period of time, this may be an indicator of potential impairment of goodwill and other intangible assets.  Because this condition continued throughout the balance of the fourth quarter of fiscal 2009, the Corporation determined that the carrying amount of its goodwill and other intangible assets might not be recoverable and performed additional impairment testing as of March 31, 2009.   These test results included an independent third party valuation of its TPP segment reporting unit. In addition, the carrying value of the definite and indefinite-life intangible assets was compared with the expected future net undiscounted cash flows and fair value as calculated by the expected future net discounted cash flows, respectively, from these assets and the Corporation determined the carrying value of the assets did not exceed their fair value.

10.	OBLIGATIONS UNDER CAPITAL LEASE

In February, 2007, the Corporation entered into a lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling $1,139,106. Lease payments are due on the last day of each month under the lease term of thirty-six (36) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly these amounts have been recorded as a capital lease. During the fourth quarter of our fiscal year ended March 31, 2008, the Corporation consolidated its four data centers, which were running two distinct processing platforms, into two data centers with a single processing platform. Consequently, the Corporation disposed and abandoned the two IBM Mainframes for a net loss of approximately $726,000 and incurred other costs relating to the consolidation of the data centers of approximately $247,000. The Corporation sold two components of the IBM Mainframe and remains obligated on the balance of approximately $174,000 as at March 31, 2009, which will be satisfied with monthly payments over the remaining ten (10) months of the lease agreement.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

10.	OBLIGATIONS UNDER CAPITAL LEASE (continued)

Future minimum payments due	2009	2008

2009	$-	$220,887
2010	174,927	182,239
Less amount representing interest (7%-8%)	(4,684)	(22,187)
Net principal balance	170,243	380,939

Less current portion	(170,243)	(203,366)
	$-	$177,573

The lease is collateralized by the equipment under capital lease.

11.	SHARE CAPITAL

(a)	Weighted average common shares outstanding

For the fiscal year ended March 31, 2009, the Corporation’s stock options and warrants have been excluded from the calculation of diluted earnings per share and diluted weighted average common shares outstanding.  This is because the average trading price of the Corporation’s publically traded shares was below the stock option and warrants exercise price.

As a result of the net losses incurred for 2008 and 2007, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 2,162,500 for 2008 and 660,000 for 2007 issuable under stock options.

(b)	Contributed Surplus

	Years ended March 31

Contributed Surplus	2009	2008	2007

Opening contributed surplus	$5,391,187	$3,443,292	$2,544,312
Financial advisor fee (see Note 11(e))	-	649,500	-
Stock-based compensation	1,340,872	1,287,210	877,334
Stock-based compensation – future income taxes	-	11,185	21,646
Closing contributed surplus	$6,732,059	$5,391,187	$3,443,292

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	SHARE CAPITAL (continued)

(c)	Stock Options

The Corporation maintains two stock option plans; the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Stock Incentive Plan (the “1998 Plan”).  A total of 6 million shares may be granted under each of the 1996 Plan and the 1998 Plan.  All director, officer and employee stock options are granted under either the  1996 Plan or the 1998 Plan.  The exercise price of stock options granted under the 1996 Plan and the 1998 Plan is 100% of the fair market value on the date the stock option is granted. Stock options granted to independent directors vest one year from the date of grant and are exercisable for a period of five years in accordance with the compensation plan adopted for the Corporation’s independent directors during the fiscal year ended March 31, 2005.  Stock options granted to executive officers have varying vesting schedules, which range from immediate vesting of all of the stock options granted to vesting over a five-year period, and are exercisable for periods ranging from five to ten years.  Stock options granted to employees normally vest over a three-year period and are exercisable for a period of five years from the date of grant.  Generally, stock options granted to employees are forfeited 30 days after leaving the employment of the Corporation.

There were no stock options issued during the fiscal year ended March 31, 2009.

The total fair value of stock-based compensation is amortized over the vesting of previously issued stock options and resulted in a stock-based compensation expense of $1,340,872 for the fiscal year ended March 31, 2009 (2008 - $1,287,210; 2007 - $877,334).

The 2,775,000 stock options granted in the fiscal year ended March 31, 2008  have a weighted average fair value of a range from a low of $1.43 to a high of $1.82.

The fair value for the 2008 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

•	Risk-free interest rate of 3.8% to 4.5%;
•	Expected volatility of 54.3% to 57.5%;
•	Expected life of the stock option of 4 years; and
•	No dividend yields.

The 760,000 stock options granted in the fiscal year ended March 31, 2007, have a weighted average fair value of a range from a low of $1.46 to a high of $1.82.

The fair value for the 2007 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

•	Risk-free interest rate of 3.84% to 4.42%;
•	Expected volatility of 60.2% to 65.5%;
•	Expected life of the stock options of 4 years; and
•	No dividend yields.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	SHARE CAPITAL (continued)

At March 31, 2009, 1,027,000 common shares were reserved for issuance pursuant to the 1996 Plan.  This amount reflects the limit of shares collectively to be granted pursuant to the 1996 Plan less (i) the number of shares that have been granted and are still outstanding; (ii) the number of shares that have been granted and exercised and (iii) the number of shares that have been granted and have expired without being exercised. The 10-year term of the 1998 Stock Incentive Plan has expired and, accordingly, no additional options or other equity awards may be granted under that plan (however, outstanding awards under the 1998 Stock Incentive Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan).

The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable
Range ($)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)

2.95	340,000	$2.95	2.52	280,000	$2.95	2.52
3.00-3.90	2,905,000	3.36	6.51	1,423,800	3.35	6.30
4.52	225,000	4.52	1.40	225,000	4.52	1.40
5.08-5.61	155,000	5.35	0.33	155,000	5.35	0.33
6.25	380,000	6.25	0.00	380,000	6.25	0.00
	4,005,000	3.74	5.02	2,463,800	3.98	4.08

Stock option activity for the three preceding years is as follows:

	2009		2008		2007
	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price
Stock options outstanding, beginning of year	4,207,500	$3.73	2,225,500	$4.59	1,629,500	$5.32
Granted	-	-	2,775,000	3.35	760,000	3.10
Forfeited	(202,500)	3.53	(766,750)	4.91	(151,000)	4.89
Exercised	-	-	(26,250)	2.95	(13,000)	4.95
Stock options outstanding, end of year	4,005,000	3.74	4,207,500	3.73	2,225,500	4.59

(d)	Beanstream Acquisition additional contingent consideration

During the fiscal year ended March 31, 2009, the Corporation issued shares of its common stock pursuant to an earn-out provision in the Beanstream arrangement agreement. The issuance consisted of 774,576 of its common stock to the former Beanstream shareholders (see Note 9).

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	SHARE CAPITAL (continued)

(e)	Private Placement

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

The fair value of the private placement warrants was calculated as $1.62 per share, based on the Black-Scholes fair value pricing model with the following assumptions:

•	Risk-free interest rate of 3.825%;
•	Expected volatility of 57.5%;
•	Expected life of the warrants of 4 years; and
•	No dividend yields.

The total fair value of approximately $649,500 is included in contributed surplus.

12.	EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401(k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees’ contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2009, 2008 and 2007 of $2,769, $22,327, and $24,018 respectively.

13.	INCOME TAXES

At March 31, 2009, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $8,792,000 and U.S. federal net operating loss carry-forwards of $9,515,000. Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use.   These losses expire as follows:

Canadian non-capital loss-carry-forwards:		U.S. federal net operating loss carry-forwards:

2010	$1,409,000	2010	$346,000
2014	1,231,000	2011	258,000
2025 to 2029	6,152,000	2017 to 2029	8,911,000
	$8,792,000		$9,515,000

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

13.	INCOME TAXES (continued)

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s future tax assets as of March 31, 2009 and 2008 are as follows:

	2009	2008
Future tax assets:
Excess of tax value over the net book value for capital assets	$639,669	$259,000
Stock-based compensation	1,180,357	1,180,357
Canadian non-capital loss carry-forwards	2,374,035	3,251,000
U.S. federal net operating loss carry-forwards	3,330,372	4,113,000
Total future tax assets	7,524,433	8,803,357
Valuation allowance for future tax assets	(2,256,280)	(8,803,357)
Net future tax assets	$5,268,153	$-

A portion of  potential income tax benefits related to future tax assets have not been recognized in the accounts as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation due to the Corporation’s history of losses.

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 30.63% statutory tax rate at March 31, 2009, a 31% statutory tax rate at March 31, 2008 and a 34.12% statutory tax rate at March 31, 2007 is as follows:

	2009	2008	2007

Income taxes at statutory rates	$316,566	$(498,000)	$(366,000)
State income taxes	16,800	16,800	16,800
Stock-based compensation – future income taxes	-	11,185	21,646
Stock-based compensation and other permanent differences	489,341	544,000	307,000
Effect of U.S. tax rates	71,986	10,000	16,000
Expiration of loss carry-forwards	361,900	268,000	-
Effect of change in tax rates and other	(74,762)	1,154,000	-
Utilization of U.S. federal net operating losses	590,587	88,000	-
(Decrease) Increase in valuation allowance	(6,193,900)	(979,643)	43,000
	$(4,421,482)	$614,342	$38,446

During the Corporation’s 2009 assessment of the realizability of its future tax assets, the Corporation considered historical taxable income, estimates of future profitability and its ongoing feasible and prudent tax planning strategies.  Based upon this assessment, the Corporation decreased the valuation allowance for the fiscal year ended March 31, 2009 as the realization of future tax assets of $5,268,153 meet the requirements of “more likely than not” under the liability method of tax allocation.

14.	COMMITMENTS AND CONTINGENCIES

(a)
During the fiscal year ended March 31, 2007 a subsidiary of the Corporation received notification that it had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including the subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.    During the fiscal year ended March 31, 2009, the complaint was dismissed with prejudice. Also during the fiscal year ended March 31, 2009, the plaintiffs appealed this decision.  The subsidiary of the Corporation believes that these allegations are without merit and does not expect them to have a material adverse effect on its results of operations, financial position or liquidity.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

14.	COMMITMENTS AND CONTINGENCIES (continued)

(b)
During the fiscal year ended March 31, 2009, a subsidiary of the Corporation filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States.  In the suit, the subsidiary of the Corporation alleges that the defendants infringe U.S. Patent No. RE40,220. The subsidiary of the Corporation is seeking damages, injunctive and other relief for the alleged infringement of these patents.

Subsequent to the fiscal year ended March 31, 2009, CitiBank, N.A., an affiliate of one of the defendants in the LML Suit, filed a complaint for patent infringement in the U.S. District Court for the Northern District of Illinois, Eastern Division against a subsidiary of the Corporation, in an action styled Citibank, N.A. as plaintiff vs. LML Payment Systems Corp.  In the suit, Citibank, N.A. alleges that the subsidiary of the Corporation infringes U.S. Patent No. 7,020,639 and is seeking damages and injunctive and other relief.  The subsidiary of the Corporation believes these allegations are without merit and intends to vigorously defend against them.  At this time, the likelihood of success of this suit is indeterminable and any amount likely to be payable is unknown at this time.

Also subsequent to the fiscal year ended March 31, 2009, JP Morgan Chase Bank, N.A., an affiliate of one of the defendants in the LML Suit, filed a complaint for patent infringement in the U.S. District Court for the District of Delaware against two subsidiaries of the Corporation in an action styled JP Morgan Chase Bank N.A. as plaintiff vs. LML Payment Systems Corp. and Beanstream Internet Commerce Inc.  In the suit, JP Morgan Chase Bank N.A. alleges that the subsidiaries of the Corporation infringe U.S. Patent Nos. 5,917,965 and 6,341,724 and is seeking damages and injunctive and other relief.  On May 13, 2009, the plaintiff in this suit filed an amended complaint alleging the same two subsidiaries of the Corporation additionally infringe U.S. Patent Nos. 5,940,844 and 6,098,052.   The subsidiaries of the Corporation believe these allegations are without merit and intend to vigorously defend against them.  At this time, the likelihood of success of this suit is indeterminable and any amount likely to be payable is unknown at this time.

Also subsequent to the fiscal year ended March 31, 2009, a subsidiary of the Corporation filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States.  In the suit, the subsidiary of the Corporation alleges that the defendants infringe U.S. Patent No. RE40,220 and is seeking damages and injunctive and other relief for the alleged infringement of this patent.

(c)
The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

(d)	Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises for the next five years and thereafter, are as follows:

2010	$179,999
2011	161,836
2012	168,507
2013	176,221
2014	104,453
2015 and thereafter	-
$791,016

The Corporation’s rent expense totaled $307,521 in 2009, $443,420 in 2008 and $415,609 in 2007.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

14.	COMMITMENTS AND CONTINGENCIES (continued)

(e)	Purchase obligations

Future minimum payments for purchase obligations for the next five years and thereafter, are as follows:

2010	$196,728
2011	19,959
2012	-
2013	-
2014	-
2015 and thereafter	-
$216,687

15.	CAPITAL MANAGEMENT DISCLOSURES

The Corporation’s objectives when managing capital are to safeguard its ability to support its normal operating requirements on an ongoing basis, so that it can continue to provide returns for shareholders and benefits for other stakeholders, and to provide an adequate return to shareholders by pricing products and services commensurately with the level of risk.

The capital structure of the Corporation consists of obligations under a capital lease, promissory notes, and shareholders’ equity. The Corporation manages its capital structure and makes adjustments to it in light of economic conditions. The Corporation, upon approval from its Board of Directors, will balance its overall capital structure through new share issues or by undertaking other activities as deemed appropriate under the specific circumstances.

The Corporation is not subject to any externally imposed capital requirements.  The Corporation’s overall strategy with respect to capital risk management remains unchanged from the year ended March 31, 2008.

16.	INDUSTRY AND GEOGRAPHIC SEGMENTS

Based upon the way financial information is provided to the Corporation’s decision makers for use in evaluating allocation of resources and assessing performance of the business, the Corporation reports its operations in three distinct operating segments, described as follows:

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

Financial information for each reportable segment for the fiscal years ended March 31, 2009, 2008 and 2007 was as follows:

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

16.	INDUSTRY AND GEOGRAPHIC SEGMENTS (continued)

Fiscal Year Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
March 31, 2009	Canada	U.S.	U.S.	Items		Total

Total Revenue	$7,848,819	$1,703,977	$2,826,052	$-		$12,378,848
Revenue: major customers (Note 4)	2,337,761	1,222,224	1,402,637	-		4,962,622
Cost of revenue	4,278,214	-	1,627,640	149,716	1	6,055,570
General and administrative	643,471	20,971	639,078	3,039,886	2	4,343,406
Sales and marketing	293,961	-	26,109	3,033	1	323,103
Product development and enhancement	223,965	-	-	48,534	1	272,499
Amortization and depreciation	42,791	168,199	61,668	512,676	3	785,334
Income (losses) before income taxes	2,708,590	1,560,206	414,202	(3,649,314	)4	1,033,684
Property and equipment	95,454	249	88,200	43,421		227,324
Goodwill	17,874,202	-	-	-		17,874,202

Fiscal Year Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
March 31, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$5,636,564	$1,670,247	$4,021,067	$-		$11,327,878
Revenue: major customers (Note 4)	1,715,753	1,222,224	2,356,049	-		5,294,026
Cost of revenue	3,001,840	-	1,763,657	42,449	1	4,807,946
General and administrative	336,615	18,468	2,146,428	3,158,183	2	5,659,694
Sales and marketing	144,772	-	80,188	2,975	1	227,935
Product development and enhancement	153,902	-	-	23,802	1	177,704
Amortization and depreciation	19,161	167,122	338,053	381,152	3	905,488
Income (losses) before income taxes	2,203,221	1,613,249	(1,348,273)	(4,074,683	)4	(1,606,486)
Property and equipment	76,843	1,054	139,558	29,373		246,828
Goodwill	15,903,077	-	-	-		15,903,077

Fiscal Year Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
March 31, 2007	Canada	U.S.	U.S.	Items		Total

Total Revenue	$-	$1,718,781	$4,835,410	$-		$6,554,191
Revenue: major customers (Note 4)	-	1,222,224	2,265,963	-		3,488,187
Cost of revenue	-	-	4,533,788	-		4,533,788
General and administrative	-	62,131	425,304	2,347,517	2	2,834,952
Sales and marketing	-	-	355,445	-		355,445
Amortization and depreciation	-	164,552	167,238	3,765	3	335,555
Income (losses) before income taxes		2,280,902	(420,281)	(2,895,038	)4	(1,034,417)
Property and equipment	-	1,859	1,337,735	22,409		1,362,003
______________________________

[1]	Represents stock-based compensation expense.
[2]	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses
[3]	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
[4]	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

17.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements are prepared using Canadian GAAP, which does not differ materially from U.S. GAAP with respect to the accounting policies and disclosures in these financial statements except as set out below:

(a)	Under U.S. GAAP, the Corporation could not affect the reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation’s common stock.

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

(d)	Changes in U.S. GAAP

Recent accounting pronouncements affecting the Corporation’s financial reporting under U.S. GAAP are summarized below:

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

17.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

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

(ii)
As at April 1, 2008, the Corporation adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. U.S. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting- induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The Corporation did not elect to use the fair value measurement options of this standard.  Adoption of this standard has not had a significant impact on the Corporation’s consolidated financial statements.

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

(iv)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements”, an amendment of ARB No. 51. The new statement changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary.

SFAS No. 160 replaces the existing minority-interest provisions of Accounting Research Bulletin 51, Consolidated Financial Statements, by defining a new term—non-controlling interests—to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

17.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary.

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

(vi)
In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Corporation does not expect the adoption of FSP 142-3 to have a material impact on its consolidated financial statements.

(vii)
In April 2009, the FASB issued FASB Staff Position FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same, and provides additional guidance on when market level data should not be relied upon or should be adjusted in determining fair value.  FSP FAS 157-4 is effective for interim periods and fiscal years ending after June 15, 2009. The Corporation does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

(viii)
In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1 and APB 28-1”) to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it concurrently adopts both FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Corporation intends to adopt FSP FAS 107-1 and APB 28-1 effective June 30, 2009.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

17.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

Under U.S. GAAP there are no adjustments that resulted in changes to the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows or the Consolidated Balance Sheets of the Corporation, except that under U.S. GAAP the stated capital of the Corporation’s shares would be $22,901,744 higher, as would the Corporation’s deficit due to the reporting difference disclosed under Note 17(a).