Form 10-Q
period 2009-06-30
LML PAYMENT SYSTEMS INC
filed 2009-08-13
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 000-13959

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant  to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [X] (not applicable to registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares of the registrant's Common Stock outstanding as of August 3, 2009, was 27,116,408.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)
	June 30, 2009	March 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$3,980,105	$6,138,530
Funds held for merchants (Note 6)	10,526,388	10,746,731
Restricted cash	175,000	175,000
Accounts receivable, less allowances of $33,795 and $31,785, respectively	910,891	801,087
Prepaid expenses	335,771	295,702
Current portion of future income tax assets	873,463	838,575
Total current assets	16,801,618	18,995,625

Property and equipment, net	215,402	227,324
Patents, net	580,874	622,730
Restricted cash	135,598	125,030
Future income tax assets	4,621,216	4,429,578
Other assets	19,588	19,020
Goodwill	17,874,202	17,874,202
Other intangible assets, net	5,081,700	5,205,487

TOTAL ASSETS	$45,330,198	$47,498,996

LIABILITIES
Current Liabilities
Accounts payable	$710,499	$756,845
Accrued liabilities	725,525	814,094
Corporate taxes payable	390,460	283,794
Funds due to merchants (Note 6)	10,526,388	10,746,731
Obligations under capital lease	119,698	170,243
Promissory notes	-	2,100,920
Current portion of deferred revenue	1,397,756	1,361,046
Total current liabilities	13,870,326	16,233,673

Deferred revenue	3,022,525	3,330,630

TOTAL LIABILITIES	16,892,851	19,564,303
Commitments and Contingencies (Note 8)
SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 27,116,408 and 27,116,408 issued and outstanding, respectively	50,039,568	50,039,568

Contributed surplus	7,051,248	6,732,059
Deficit	(28,661,824)	(28,751,456)
Accumulated other comprehensive income (loss)	8,355	(85,478)
Total shareholders' equity	28,437,347	27,934,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,330,198	$47,498,996

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended
	June 30
	2009	2008

REVENUE	$3,235,559	$3,177,472
COST OF REVENUE (includes stock-based compensation expense of $36,650 (June 30, 2008 - $37,813))	1,624,426	1,513,278
GROSS PROFIT (excludes amortization and depreciation expense)	1,611,133	1,664,194

OPERATING EXPENSES
General and administrative (includes stock-based compensation expense of $269,824 (June 30, 2008 - $307,317))	948,512	1,064,764
Sales and marketing (includes stock-based compensation expense of $748 (June 30, 2008 - $756))	99,382	82,482
Product development and enhancement (includes stock-based compensation expense of $11,967 (June 30, 2008 - $12,100))	99,395	72,091
Amortization and depreciation	198,247	194,357

INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	265,597	250,500

Foreign exchange gain (loss)	28,192	(64,836)
Other income	-	8,321
Gain on sale of property and equipment	2,174	864
Interest income	11,467	62,436
Interest expense	(45,281)	(105,380)

INCOME BEFORE INCOME TAXES	262,149	151,905

Income taxes	172,517	198,424

NET INCOME (LOSS)	89,632	(46,519)

DEFICIT, beginning of period	(28,751,456)	(34,206,622)

DEFICIT, end of period	$(28,661,824)	$(34,253,141)

EARNINGS (LOSS) PER SHARE, basic and diluted	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,116,408	26,341,832
Diluted	27,116,408	26,341,832

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended
	June 30
	2009	2008

Operating Activities:
Net income (loss)	$89,632	$(46,519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization and depreciation	198,247	194,357
Stock-based compensation	319,189	357,986
Gain on sale of property and equipment	(2,174)	(864)
Foreign exchange (gain) loss	(48,851)	105,165

Changes in non-cash operating working capital
Restricted cash	-	125,000
Accounts receivable	(75,375)	82,560
Prepaid expenses	(37,413)	24,515
Accounts payable and accrued liabilities	(136,717)	(738,927)
Corporate taxes payable	82,384	57,439
Deferred revenue	(275,987)	(385,562)
Net cash provided by (used in) operating activities	112,935	(224,850)

Investing Activities:
Acquisition of property and equipment	(12,608)	(53,346)
Proceeds from disposal of property and equipment	2,174	5,500
Development of patents	-	(1,606)
Net cash used in investing activities	(10,434)	(49,452)

Financing Activities:
Payments on capital leases	(50,587)	(44,272)
Payment on promissory notes	(2,321,460)	(2,843,974)
Share capital financing costs	-	(3,537)
Net cash used in financing activities	(2,372,047)	(2,891,783)

Effects of foreign exchange rate changes on cash and cash equivalents	111,121	33,989

DECREASE IN CASH AND CASH EQUIVALENTS	(2,158,425)	(3,132,096)

Cash and cash equivalents, beginning of period	6,138,530	9,749,768

Cash and cash equivalents, end of period	$3,980,105	$6,617,672

Supplemental disclosure of cash flow information
Interest paid	$45,413	$105,380
Taxes paid	$65,851	$145,264

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In U.S. Dollars)
(Unaudited)

	Three Months Ended June 30
	2009	2008

Net income (loss)	$89,632	$(46,519)
Unrealized foreign exchange gain on translation of self-sustaining operations	93,833	29,974
Comprehensive income (loss)	$183,465	$(16,545)

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated balance sheet as of June 30, 2009, the consolidated statements of operations and deficit for the three months ended June 30, 2009 and 2008, the consolidated statements of cash flows for the three months ended June 30, 2009 and 2008 and the consolidated statements of comprehensive income (loss) for the three months ended June 30, 2009 and 2008, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2009, was derived from audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below.  All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”)

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.
Beanstream Internet Commerce Corp.

2.	Recent accounting pronouncements

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

International Financial Reporting Standards

The Accounting Standards Board of the CICA announced that Canadian generally accepted accounting principles (“Canadian GAAP”) for publicly accountable enterprises will be replaced with IFRS, as published by the International Accounting Standards Board, for fiscal years beginning on or after January 1, 2011.  Early conversion to IFRS for fiscal years beginning on or after January 1, 2009 may also be permitted.

2.	Recent accounting pronouncements (continued)

Implementing IFRS will have an impact on accounting, financial reporting and supporting IT systems and processes.  It may also have an impact on taxes, contractual commitments involving clauses based on generally accepted accounting principles, long-term employee compensation plans and performance metrics.  Accordingly, when the Corporation develops its IFRS implementation plan, it will have to include measures to provide extensive training to key finance personnel, to review contracts and agreements and to increase the level of awareness and knowledge among management, the Board of Directors and Audit Committee.  Additional resources may be engaged to ensure the timely conversion to IFRS.  The financial impact of the transition to IFRS cannot be reasonably estimated at this time.

Consolidated Financial Statements

In January 2009, the CICA issued CICA Handbook Section 1601, “Consolidated Financial Statements”. This section, which, together with new Section 1602, “Non-controlling Interests”, replaces the former Section 1600, “Consolidated Financial Statements”, and establishes standards for the preparation of consolidated financial statements.

This Section applies to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. Earlier adoption is permitted as of the beginning of a fiscal year. An entity adopting this Section for a fiscal year beginning before January 1, 2011 also adopts Section 1582, “Business Combinations”, and Section 1602, “Non-controlling interests”.

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

This Section applies to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. Earlier adoption is permitted as of the beginning of a fiscal year. An entity adopting this Section for a fiscal year beginning before January 1, 2011 also adopts Section 1582, “Business Combinations”, and Section 1601, “Consolidated Financial Statements”.

The Corporation does not intend to early apply this section.  The impact on the Corporation’s consolidated financial statements from the application of this section will depend upon the nature of any future business acquisitions made by the Corporation after application.

Financial Instruments – Recognition and Measurement

On May 29, 2009, the AcSB issued an Exposure Draft that proposes to amend Section 3855, “Financial Instruments — Recognition and Measurement”, to converge with international standards for impairment of debt securities by changing the categories into which debt instruments are required and permitted to be classified. The proposed amendment would be applicable for years ending on or after October 31, 2009.  The impact on the Corporation’s consolidated financial statements from the application of this amended section will depend upon the nature of the Corporation’s financial instruments at that time.

3.	Foreign currency translation

The Corporation’s functional (except as described below) and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651 “Foreign Currency Translation” (“Section 1651”) (which is consistent with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”) Foreign Currency Translation) using the exchange rate prevailing at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date.  Average rates for the period are used to translate the Corporation’s revenue and expenses. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

3.	Foreign currency translation (continued)

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

4.	Economic Dependence

During the three months ended June 30, 2009, revenue from the Corporation’s two largest customers amounted to approximately 19% of total revenue for one customer (2008 - 18%) and 11% for the second customer (2008 - 11%). Revenue from these customers amounted to approximately $603,892 for one customer (2008 - $562,814) and $351,902 for the second customer (2008 - $362,822).  The Corporation is economically dependent on revenue from these customers.

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

Carrying value and fair value of financial assets and liabilities as at June 30, 2009 and March 31, 2009 are summarized as follows:

	June 30, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Held-for-Trading	$14,817,091	$14,817,091	$17,185,291	$17,185,291
Loans and receivables	910,891	910,891	801,087	801,087
Held-to-maturity	-	-	-	-
Available-for-sale	-	-	-	-
Other liabilities	11,962,412	11,962,412	14,418,590	14,418,590

Management reviewed all significant financial instruments held by the Corporation and determined that no material differences between fair value and carrying value existed as at the reporting date.

(b)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $175,000 (March 31, 2009 - $175,000) against charge back losses.  Non-current restricted cash represents funds held by First Data Loan Company as security for the Corporation’s merchant accounts.

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

5.	Financial Instruments (continued)

As at June 30, 2009 and March 31, 2009, the Corporation is exposed to currency risk through its cash and restricted cash, accounts receivable, accounts payable, accrued liabilities, corporate taxes payable and promissory notes denominated in Canadian dollars as follows:

	June 30, 2009	March 31, 2009

Cash and restricted cash	$31,059	$1,172,539
Accounts receivable	-	50,476
Accounts payable	71,621	132,570
Accrued liabilities	253,472	333,360
Promissory notes	-	2,100,920

Based on the above foreign currency exposure as at June 30, 2009 and March 31, 2009 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in a increase/decrease of $29,403 and $134,384 respectively, in the Corporation’s foreign currency loss/gain.

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at June 30, 2009, the balance of the Corporation’s allowance for doubtful accounts was $33,795 (March 31, 2009 - $31,785).  The Corporation has good credit history with its customers and the amounts due from them are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at March 31, 2009:

0-30 days	$640,433
31-60 days	-
61-90 days	66,465
Over 90 days due *	237,788
$944,686

*
Included in this balance is $54,556 in sales tax receivables relating to amounts outstanding from a 2007 Texas sales tax audit, $100,000 in outstanding annual maintenance fees, and $61,945 in transaction processing fees receivable.  The Corporation believes all of these amounts are collectible.

Concentration of credit risk

Financial instruments that potentially subject the Corporation and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

5.	Financial Instruments (continued)

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection. At June 30, 2009, three customers accounted for 26%, 17% and 11% of the Corporation’s accounts receivable balance (March 31, 2009 – 27%, 17% and 12%).

(e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they become due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

6.	Cash and cash equivalents and funds held for /due to merchants

Cash and cash equivalents

At June 30, 2009, the Corporation held $3,980,105 (March 31, 2009 - $6,138,530) in cash and cash equivalents.  Included in this balance was $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use to the Corporation (March 31, 2009 - $1 million).

Funds held for/due to merchants

At June 30, 2009, Beanstream held funds due to merchants in the amount of $10,526,388 (March 31, 2009 - $10,746,731). The funds held for/due to merchants were comprised of the following:

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

During the three month periods ended June 30, 2009 and 2008, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option Plan or its 1998 Stock Incentive Plan.

8.	Commitments and Contingencies

All commitments and contingencies remain unchanged from the Corporation’s audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

9.	Industry and geographic segments

Based upon the way financial information is provided to the Corporation’s decision makers for use in evaluating allocation of resources and assessing performance of the business, the Corporation reports its operations in three distinct operating segments, described as follows:

Transaction Payment Processing (“TPP”) operations involve financial payment processing, authentication and risk management services provided by Beanstream.  The services are accessible via the Internet and are offered in an application service provider (ASP) model.

Intellectual Property Licensing (“IPL”) operations involve licensing the Corporation’s intellectual property estate, which includes five U.S. patents describing electronic check processing methods.

Check Processing/Software Licensing (“CP/SL”) operations involve primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.

Within these segments, performance is measured based on revenue, factoring in interest income and expenses and amortization and depreciation as well as earnings from operations before income taxes from each segment. There are no transactions between segments. The Corporation does not generally allocate corporate or centralized marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units.  Asset information by operating segment is not reported to or reviewed by the Corporation’s decision makers on an interim basis and therefore, the Corporation has not disclosed asset information for each operating segment.

Financial information for each reportable segment for the three months ended June 30, 2009 and 2008 was as follows:

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
June 30, 2009	Canada	U.S.	U.S.	Items		Total

Total Revenue	$2,168,758	$442,781	$624,020	$-		$3,235,559
Revenue: major customers	603,892	305,556	351,902	-		1,261,350
Cost of revenue	1,222,178	-	365,598	36,650	1	1,624,426
General and administrative	174,340	21,901	113,126	639,145	2	948,512
Sales and marketing	93,364	-	5,270	748	1	99,382
Product development and enhancement	87,428	-	-	11,967	1	99,395
Amortization and depreciation	12,856	42,006	14,019	129,366	3	198,247
Earnings (losses) from operations before income taxes	521,772	379,326	126,090	(765,039	)4	262,149

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
June 30, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$1,954,496	$406,442	$816,534	$-		$3,177,472
Revenue: major customers	562,814	305,556	362,822	-		1,231,192
Cost of revenue	1,076,648	-	398,817	37,813	1	1,513,278
General and administrative	144,669	5,604	175,815	738,676	2	1,064,764
Sales and marketing	75,071	-	6,655	756	1	82,482
Product development and enhancement	59,991	-	-	12,100	1	72,091
Amortization and depreciation	8,536	42,031	16,775	127,015	3	194,357
Earnings (losses) from operations before income taxes	645,160	369,933	213,737	(1,076,925	)4	151,905

1	Represents stock-based compensation expense.
2	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents earnings (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

10.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles

These consolidated financial statements are prepared using Canadian GAAP, which does not differ materially from generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to the accounting policies and disclosures in these financial statements except as set out below:

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

(d)	Changes in U.S. GAAP

Recent accounting pronouncements affecting the Corporation’s financial reporting under U.S. GAAP are summarized below:

10.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles (continued)

(i)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 except as amended by FASB Staff Position (“FSP”) SFAS 157-2 which is effective for fiscal years beginning after November 15, 2008. FSP SFAS 157-2 allows partial deferral of the effective date of SFAS 157 relating to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  As of April 1, 2008, the Corporation adopted SFAS 157, except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2. The Corporation has adopted the remaining portion of SFAS 157 in the first quarter of fiscal 2010.  Adoption of this standard has not had a material impact on the consolidated financial statements and the accompanying notes.

(ii)
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”. SFAS No. 141(R) replaces SFAS No. 141 “Business Combinations”. SFAS No. 141(R) is broader in scope than SFAS No. 141 which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Corporation has adopted the standard as at April 1, 2009.  Adoption of this standard has not had a material impact on the consolidated financial statements and the accompanying notes.

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

SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  The Corporation has adopted the standard as at April 1, 2009.  Adoption of this standard has had no impact on the consolidated financial statements and the accompanying notes.

(v)
In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". This standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities;" and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Corporation has adopted the standard as at April 1, 2009.  Adoption of this standard has had no impact on the consolidated financial statements and the accompanying notes.

10.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles (continued)

(vi)
In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Corporation has adopted the standard as at April 1, 2009.  Adoption of this standard has not had a material impact on the consolidated financial statements and the accompanying notes.

(vii)
In April 2009, the FASB issued FASB Staff Position FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same, and provides additional guidance on when market level data should not be relied upon or should be adjusted in determining fair value.  FSP FAS 157-4 is effective for interim periods and fiscal years ending after June 15, 2009. The Corporation has adopted the standard as at June 30, 2009.  Adoption of this standard has not had a material impact on the consolidated financial statements and the accompanying notes.

(viii)
In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1 and APB 28-1”) to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it concurrently adopts both FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Corporation has adopted the standard as at June 30, 2009.  Adoption of this standard has not had a material impact on the consolidated financial statements and the accompanying notes.

(ix)
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. The new statement provides additional guidance on what events that occur subsequent to the balance sheet date will be recognized and/or disclosed.  It also provides guidance on the date through which subsequent events have to be evaluated. This statement shall be effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Corporation has adopted the standard as at June 30, 2009.  Adoption of this standard has not had a material impact on the consolidated financial statements and the accompanying notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report on Form 10-Q to the “Corporation”, “LML”, “we”, “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries.  LML Payment Systems Inc.'s direct subsidiaries include Beanstream Internet Commerce Inc., LML Corp., Legacy Promotions Inc, and LHTW Properties Inc. LML Corp.'s subsidiaries are LML Patent Corp., LML Payment Systems Corp. and Beanstream Internet Commerce Corp.  Unless otherwise specified herein, all references herein to dollars or “$” are to U.S. Dollars.

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).  We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information.  Quarterly operating results have varied significantly in the past and can be expected to vary in the future.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

TPP Segment

Our TPP operations involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 8,000 customers primarily in Canada.

IPL Segment

Our IPL operations involve licensing our intellectual property estate, which includes five U.S. patents describing electronic check processing methods.  When we provide clients licenses to our intellectual property estate, we typically earn revenue or other income from ongoing royalty fees and, in some cases, release fees for potential past infringement. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer this revenue and recognize the revenue ratably over the license term.

CP/SL Segment

Our CP/SL operations involve primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.  Our check processing service involve check return management such as traditional and electronic recovery services to retail clients.  When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.  Our check processing services are provided in the United States and are operated from our Wichita, Kansas location.

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

Within these segments, performance is measured based on revenue, factoring in interest income and expenses and amortization and depreciation as well as earnings from operations before income taxes from each segment. There are no transactions between segments. We do not generally allocate corporate or centralized marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units. Asset information by operating segment is not reported to or reviewed by our senior management decision makers on an interim basis, and therefore we have not disclosed asset information for each operating segment.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Revenue

Total revenue for the three months ended June 30, 2009 was approximately $3,236,000, an increase of approximately $59,000 or approximately 1.9% from total revenue of approximately $3,177,000 for the three months ended June 30, 2008.

During the three months ended June 30, 2009 revenue from and associated with our two largest customers amounted to approximately 29.5% of total revenue as compared to approximately 29.1% of total revenue for the three months ended June 30, 2008.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees.  TPP segment revenue for the three months ended June 30, 2009 was approximately $2,169,000, an increase of approximately $215,000 or approximately 11.0% from TPP segment revenue of approximately $1,954,000 for the three months ended June 30, 2008. TPP segment revenue originating in Canadian dollars was approximately $2,528,000CAD for the three months ended June 30, 2009 compared to $1,973,000CAD for the three months ended June 30, 2008, an increase of approximately $555,000CAD or approximately 28.1%. Due to a weakening Canadian dollar in relation to the U.S. dollar, which decreased approximately 13% from the prior fiscal first quarter, the increase in revenue originating from Canada in the amount of approximately $555,000 or approximately 28.1% was offset by a weakening Canadian dollar for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  Transaction fees for the three months ended June 30, 2009 were approximately $1,781,000 compared to approximately $1,610,000 for the three months ended June 30, 2008, an increase of approximately $171,000 or approximately 10.6%; the amortized portion of one-time set-up fees recognized was approximately $43,000 for the three months ended June 30, 2009 compared to approximately $35,000 for the three months ended June 30, 2008, an increase of approximately $8,000 or approximately 22.9%; and monthly gateway fees for the three months ended June 30, 2009 were approximately $266,000 compared to approximately $244,000 for the three months ended June 30, 2008, an increase of approximately $22,000 or approximately 9.0%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $37,000 or approximately 9.1% from approximately $406,000 for the three months ended June 30, 2008 to approximately $443,000 for the three months ended June 30, 2009. The increase was primarily attributable to an increase in our running royalties provided by our existing licensees. The licensing revenue of approximately $443,000 consists of: (i) approximately $306,000, net of legal fees, representing the recognized current period portion of deferred revenue from one granted license; and (ii) approximately $137,000 related to aggregate licenses providing running royalties and other paid-up license fees.

CP/SL Segment

CP/SL segment revenue for the three months ended June 30, 2009 was approximately $624,000, a decrease of approximately 23.6% from CP/SL segment revenue of approximately $817,000 for the three months ended June 30, 2008. The decrease in CP/SL segment revenue was primarily attributable to a reduction in revenue from our secondary check collections business and software licensing royalties.

Revenue from our primary check collections business decreased approximately 7.7% from approximately $130,000 for the three months ended June 30, 2008 to approximately $120,000 for the three months ended June 30, 2009. Revenue from our secondary check collections business decreased approximately 13.0% from approximately $547,000 for the three months ended June 30, 2008 to approximately $476,000 for the three months ended June 30, 2009. The decrease in secondary check collections business is primarily attributable to reduction in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Revenue from royalties received from CheckFree Corporation pertaining to their marketing of the PEP+ reACH™ product was approximately $nil for the three months ended June 30, 2009, versus approximately $70,000 for the three months ended June 30, 2008.  During the three months ended June 30, 2009, CheckFree received no commissionable revenue pertaining to their marketing of the PEP+ reACH™ product. Consequently, we received no royalties and future royalties are dependent on CheckFree successfully marketing and earning revenue from the PEP+ reACH™ product. CheckFree is not contractually required to market the PEP+ reACH™ product and no assurances can be made that CheckFree will actively market the PEP+ reACH™ product in the future.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation.

Costs of revenue increased from approximately $1,513,000 for the three months ended June 30, 2008, to approximately $1,624,000 for the three months ended June 30, 2009, an increase of approximately $111,000 or approximately 7.3%. TPP segment cost of revenue was approximately $1,222,000 for the three months ended June 30, 2009 as compared to approximately $1,077,000 for the three months ended June 30, 2008, an increase in TPP segment costs of approximately $145,000 or approximately 13.5%.  This increase was primarily attributable to an increase in customer service representation staff levels in the TPP segment.  CP/SL segment cost of revenue was approximately $366,000 for the three months ended June 30, 2009 as compared to approximately $399,000 for the three months ended June 30, 2008, a decrease in CP/SL segment costs of approximately $33,000 or approximately 8.3%.

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

General and administrative expenses decreased to approximately $949,000 from approximately $1,065,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately $116,000 or approximately 10.9%. TPP segment expenses increased to approximately $174,000 from approximately $145,000 for the three months ended June 30, 2009 and 2008 respectively, an increase of approximately $29,000 or approximately 20.0%. CP/SL segment expenses decreased to approximately $113,000 from approximately $176,000 for the three months ended June 30, 2009 and 2008 respectively, a decrease of approximately $63,000 or approximately 35.8%. The decrease in CP/SL segment general and administrative expenses is primarily attributable to staff reductions and cost savings relating to the relocation of our Wichita, Kansas office during the third quarter of our prior fiscal year.

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

Sales and marketing increased to approximately $99,000 from approximately $82,000 for the three months ended June 30, 2009 and 2008, respectively, an increase of $17,000 or 20.7%. The increase is primarily attributable to an increase in TPP segment sales and marketing expenses of approximately $18,000 or approximately 24% from approximately $75,000 for the three months ended June 30, 2008 to approximately $93,000 for the three months ended June 30, 2009. The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improving and enhancing of the existing product and service lines.

Product development and enhancement expenses were approximately $99,000 for the three months ended June 30, 2009 as compared to approximately $72,000 for the three months ended June 30, 2008. The increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $27,000 or approximately 45% from approximately $60,000 for the three months ended June 30, 2008 to approximately $87,000 for the three months ended June 30, 2009. The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Amortization and Depreciation

Amortization and depreciation increased to approximately $198,000 from approximately $194,000 for the three months ended June 30, 2009 and 2008, respectively, an increase of approximately $4,000 or approximately 2.1%.

Interest income

Interest income decreased to approximately $11,000 from approximately $62,000 for the three months ended June 30, 2009 and 2008, respectively. The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments and a decrease in interest rates earned on cash investments.

Interest expense

Interest expense decreased to approximately $45,000 from approximately $105,000 for the three months ended June 30, 2009 and 2008, respectively. The decrease is primarily attributable to the reduction of the amount owing on the promissory notes relating to the acquisition of Beanstream. We made the first installment payment on the notes of approximately $2,844,000 during the first quarter of fiscal 2009 and the second and final installment payment on the notes of approximately $2,321,000 during the three months ended June 30, 2009.

Net income (loss)

Net income increased approximately $137,000 from a net loss of approximately $47,000 for the three months ended June 30, 2008 to net income of approximately $90,000 for the three months ended June 30, 2009.

Basic and diluted earnings per share were both approximately $0.00 for the three months ended June 30, 2009, as compared to basic and diluted loss per share of approximately $(0.00) for the three months ended June 30, 2008.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $2,931,000 in working capital as of June 30, 2009 compared to approximately $2,762,000 in working capital as of March 31, 2009. The increase in working capital was primarily attributable to cash provided by operating activities. Cash provided by operating activities was approximately $113,000 for the three months ended June 30, 2009, as compared to cash used in operating activities of approximately $225,000 for the three months ended June 30, 2008. The increase in cash provided by operating activities was primarily attributable to a decrease in cash used in discharging accounts payable and accrued liabilities of approximately $137,000 for the three months ended June 30, 2009 as compared to a decrease in cash used in discharging accounts payable and accrued liabilities of approximately $739,000 for the three months ended June 30, 2008. Cash used in investing activities was approximately $10,000 for the three months ended June 30, 2009 as compared to approximately $49,000 for the three months ended June 30, 2008, a  decrease in cash used in investing activities of approximately $39,000. The decrease in cash used in investing activities was primarily attributable to a reduction in acquisition of property and equipment of approximately $40,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Cash used in financing activities was approximately $2,372,000 for the three months ended June 30, 2009 as compared to approximately $2,892,000 for the three months ended June 30, 2008, a decrease in cash used in financing activities of approximately $520,000. The decrease in cash used in financing activities was primarily due to the difference in the payments on the promissory notes relating to the acquisition of Beanstream. During the three months ended June 30, 2009, we made the second and final payment of approximately $2,321,000 on the promissory notes as compared to the first payment of approximately $2,844,000 on the promissory notes made during the three months ended June 30, 2008, a difference in payments of approximately $523,000.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2009. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).

Contingencies

In addition to legal matters as previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2009 until June 30, 2009, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was carried out by management with the participation of the Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that such controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  As required by Exchange Act Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether changes occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In addition to the legal matters as previously reported in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).

ITEM 6.	EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 000-13959)).
3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 000-13959)).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*      filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

August 12, 2009