Form 10-Q
period 2009-09-30
LML PAYMENT SYSTEMS INC
filed 2009-11-13
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares of the registrant's Common Stock outstanding as of November 3, 2009, was 27,116,408.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)
	September 30, 2009	March 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$4,003,334	$6,138,530
Funds held for merchants (Note 6)	11,387,370	10,746,731
Restricted cash	175,000	175,000
Accounts receivable, less allowances of $29,949 and $31,785, respectively	648,751	801,087
Corporate taxes receivable	150,716	-
Prepaid expenses	451,363	295,702
Current portion of future income tax assets	1,439,435	838,575
Total current assets	18,255,969	18,995,625

Property and equipment, net	192,556	227,324
Patents, net	539,017	622,730
Restricted cash	147,287	125,030
Future income tax assets	4,382,010	4,429,578
Other assets	20,215	19,020
Goodwill	17,874,202	17,874,202
Other intangible assets, net	4,957,912	5,205,487

TOTAL ASSETS	$46,369,168	$47,498,996

LIABILITIES
Current Liabilities
Accounts payable	$735,706	$756,845
Accrued liabilities	820,393	814,094
Corporate taxes payable	-	283,794
Funds due to merchants (Note 6)	11,387,370	10,746,731
Obligations under capital lease	68,955	170,243
Promissory notes	-	2,100,920
Current portion of deferred revenue	1,449,487	1,361,046
Total current liabilities	14,461,911	16,233,673

Deferred revenue	2,712,056	3,330,630

TOTAL LIABILITIES	17,173,967	19,564,303
Commitments and Contingencies (Note 8)
SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 27,116,408 and 27,116,408 issued and outstanding, respectively	50,039,568	50,039,568

Contributed surplus	7,370,245	6,732,059
Deficit	(28,295,977)	(28,751,456)
Accumulated other comprehensive income (loss)	81,365	(85,478)
Total shareholders' equity	29,195,201	27,934,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,369,168	$47,498,996

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2009	2008	2009	2008

REVENUE	$3,251,645	$3,086,974	$6,487,204	$6,264,446
COST OF REVENUE (includes stock-based compensation (“s.b.c.”) expense of $37,464 for three months ended September 30, 2009 (three months ended September 30, 2008 - $37,788) and $74,114 for six months ended September 30, 2009 (six months ended September 30, 2008 - $75,601))	1,715,499	1,504,746	3,339,925	3,018,024
GROSS PROFIT (excludes amortization and depreciation expense)	1,536,146	1,582,228	3,147,279	3,246,422

OPERATING EXPENSES
General and administrative (includes s.b.c. expense of $268,535 for three months ended September 30, 2009 (three months ended September 30, 2008 - $289,642) and $538,359 for six months ended September 30, 2009 (six months ended September 30, 2008- $596,959))	1,076,785	1,183,351	2,025,297	2,248,115
Sales and marketing (includes s.b.c. expense of $765 for three months ended September 30, 2009 (three months ended September 30, 2008 - $765) and $1,513 for six months ended September 30, 2009 (six months ended September 30, 2008 - $1,521))	93,223	78,084	192,605	160,566
Product development and enhancement (includes s.b.c. expense of $12,233 for three months ended September 30, 2009 (three months ended September 30, 2008 - $12,233) and $24,200 for six months ended September 30, 2009 (six months ended September 30, 2008 - $24,333))	120,431	67,219	219,826	139,310
Amortization and depreciation	198,337	198,195	396,584	392,552
(Gain) on sale of assets	(1,656)	-	(3,830)	(864)

INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	49,026	55,379	316,797	306,743

Foreign exchange gain	96,171	163,805	124,363	98,968
Other income (expenses)	(50,641)	10,654	(50,641)	18,975
Interest income	4,797	81,532	16,264	143,969
Interest expense	(1,549)	(53,505)	(46,830)	(158,885)

INCOME BEFORE INCOME TAXES	97,804	257,865	359,953	409,770
Income tax expense (recovery)
Current	(171,889)	192,520	628	390,944
Future	(96,154)	-	(96,154)	-
	(268,043)	192,520	(95,526)	390,944

NET INCOME	365,847	65,345	455,479	18,826

DEFICIT, beginning of period	(28,661,824)	(34,253,141)	(28,751,456)	(34,206,622)

DEFICIT, end of period	$(28,295,977)	$(34,187,796)	$(28,295,977)	$(34,187,796)

EARNINGS PER SHARE, basic and diluted	$0.01	$0.00	$0.02	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,116,408	26,762,797	27,116,408	26,553,465
Diluted	27,123,476	26,762,797	27,122,488	26,553,465

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In U.S. Dollars)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2009	2008	2009	2008

Net income	$365,847	$65,345	$455,479	$18,826
Unrealized foreign exchange gain (loss) on translation of self- sustaining operations	73,010	(16,424)	166,843	13,550
Comprehensive income	$438,857	$48,921	$622,322	$32,376

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2009	2008	2009	2008

Operating Activities:
Net income	$365,847	$65,345	$455,479	$18,826
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	5,705	-	5,705	-
Amortization and depreciation	198,337	198,195	396,584	392,552
Gain on sale of assets	(1,656)	-	(3,830)	(864)
Stock-based compensation	318,997	340,428	638,186	698,414
Future income taxes	(96,154)	-	(96,154)	-
Foreign exchange (gain) loss	(230,612)	(101,825)	(279,463)	3,340

Changes in non-cash operating working capital
Restricted cash	-	-	-	125,000
Accounts receivable	292,525	53,049	217,150	135,609
Corporate taxes receivable	(150,716)	-	(150,716)	-
Prepaid expenses	(111,613)	(34,548)	(149,026)	(10,033)
Accounts payable and accrued liabilities	70,271	(94,659)	(66,446)	(833,586)
Corporate taxes payable	(403,066)	(630,432)	(320,682)	(572,993)
Deferred revenue	(270,415)	(373,937)	(546,402)	(759,499)
Net cash (used in) provided by operating activities	(12,550)	(578,384)	100,385	(803,234)

Investing Activities:
Acquisition of property and equipment	(1,912)	(36,057)	(14,520)	(89,403)
Proceeds from disposal of property and equipment	1,656	-	3,830	5,500
Development of patents	-	(46)	-	(1,652)
Net cash used in investing activities	(256)	(36,103)	(10,690)	(85,555)

Financing Activities:
Payments on capital leases	(50,743)	(49,124)	(101,330)	(93,396)
Payment on promissory notes	-	-	(2,321,460)	(2,843,974)
Share capital financing costs	-	-	-	(3,537)
Net cash used in financing activities	(50,743)	(49,124)	(2,422,790)	(2,940,907)

Effects of foreign exchange rate changes on cash and cash equivalents	86,778	(18,660)	197,899	15,329

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,229	(682,271)	(2,135,196)	(3,814,367)

Cash and cash equivalents, beginning of period	3,980,105	6,617,672	6,138,530	9,749,768

Cash and cash equivalents, end of period	$4,003,334	$5,935,401	$4,003,334	$5,935,401

Supplemental disclosure of cash flow information
Interest paid	$1,680	$5,399	$47,093	$406,590
Taxes paid	$369,287	$827,155	$435,138	$972,419

Non-cash investing and financing transactions not included in cash flows:

Issuance of common shares pursuant to earn-out provision	-	$1,971,125	-	$1,971,125

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.      Basis of Presentation

The consolidated balance sheet as of September 30, 2009, the consolidated statements of operations and deficit for the three and six months ended September 30, 2009 and 2008, the consolidated statements of cash flows for the three and six months ended September 30, 2009 and 2008 and the consolidated statements of comprehensive income for the three and six months ended September 30, 2009 and 2008, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2009, was derived from audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's consolidated audited annual financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's audited consolidated financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below.  All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”)
0858669 B.C. Ltd.

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

Consolidated Financial Statements and Non-Controlling Interests

In January 2009, the CICA issued CICA Handbook Section 1601, “Consolidated Financial Statements” and Section 1602, “Non-controlling interest”. Together these sections replace the former Section 1600, “Consolidated Financial Statements”.   Section 1601 establishes standards for the preparation of consolidated financial statements.  Section 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination and is equivalent to the corresponding provisions of International Financial Reporting Standard IAS 27, “Consolidated and Separate Financial Statements”.

The new standards result in measuring business acquisitions at the fair value of the acquired business and a prospectively applied shift from a parent corporation conceptual view of consolidation theory (which results in the parent corporation recording book values attributable to non-controlling interests) to an entity conceptual view (which results in the parent corporation recording fair values attributable to non-controlling interests).

These sections apply to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011 and are to be applied prospectively. Earlier adoption is permitted as of the beginning of a fiscal year. An entity adopting these Sections for a fiscal year beginning before January 1, 2011 also adopts Section 1582, “Business Combinations”.

The Corporation does not intend to early apply these sections.  The impact on the Corporation’s consolidated financial statements from the application of these sections will depend upon the nature of any future business acquisitions made by the Corporation after adoption.

Financial Instruments – Recognition and Measurement

On May 29, 2009, the AcSB issued an Exposure Draft that proposes to amend Section 3855, “Financial Instruments — Recognition and Measurement”, to converge with international standards.  The proposed amendment will have the following impact:

•
The amendment clarifies that if an entity reclassifies a financial asset out of the held-for-trading category, it must assess whether the financial asset contains an embedded derivative that is required to be separated from the host contract. This assessment is made on the basis of circumstances that existed on the later date of specified dates provided in the amendment.

•	If an embedded derivative cannot be measured reliably, the entity is prohibited from reclassifying the asset from held-for-trading.

•
When a financial asset or a group of similar financial assets (other than the loans and receivables category) has been written down as a result of an impairment loss, interest income is recognized thereafter using the rate of interest used in the measurement of the impairment loss.

•
An embedded call, put, surrender or prepayment option is closely related to the host debt instrument when its exercise price reimburses the lender for an amount up to the approximate present value of the lost interest. Calculation guidance to determine the lost interest is provided in the amendment.

The proposed amendment would be applicable for years ending on or after October 31, 2009 and would be applied prospectively.  The impact on the Corporation’s consolidated financial statements from the application of this amended section will depend upon the nature of the Corporation’s financial instruments at that time.

3.	Foreign currency translation

The Corporation’s functional (except as described below) and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651 “Foreign Currency Translation” (“Section 1651”) (which is consistent with the FASB issued authoritative guidance regarding foreign currency translation) using the exchange rate prevailing at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date.  Average rates for the period are used to translate the Corporation’s revenue and expenses. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

The functional currency of the Corporation’s Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with Section 1651 and the FASB issued authoritative guidance regarding foreign currency translation.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the period are used to translate Beanstream’s revenues and expenses.  Gains and losses arising on the translation of Beanstream’s financial statements are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income.

4.	Economic Dependence

During the three months ended September 30, 2009, revenue from the Corporation’s two largest customers amounted to approximately 17.1% of total revenue for one customer (2008 – 18.4%) and 10.1% for the second customer (2008 – 11.5%). Revenue from these customers amounted to approximately $557,431 for one customer (2008 - $569,149) and $329,205 for the second customer (2008 - $354,042).  The Corporation is economically dependent on revenue from these customers.

During the six months ended September 30, 2009, revenue from the Corporation’s two largest customers amounted to approximately 17.9% of total revenue for one customer (2008 – 18.1%) and 10.5% for the second customer (2008 – 11.4%). Revenue from these customers amounted to approximately $1,161,323 for one customer (2008 - $1,131,963) and $681,107 for the second customer (2008 - $716,864).  The Corporation is economically dependent on revenue from these customers.

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

Carrying value and fair value of financial assets and liabilities as at September 30, 2009 and March 31, 2009 are summarized as follows:

	September 30, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Held-for-Trading	$15,712,991	$15,712,991	$17,185,291	$17,185,291
Loans and receivables	648,751	648,751	801,087	801,087
Held-to-maturity	-	-	-	-
Available-for-sale	-	-	-	-
Other liabilities	12,943,469	12,943,469	14,418,590	14,418,590

Management reviewed all significant financial instruments held by the Corporation and determined that no material differences between fair value and carrying value existed as at the reporting date.

5.	Financial Instruments (continued)

(b)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $175,000 (March 31, 2009 - $175,000) against charge back losses.  Non-current restricted cash represents funds held by a third party processor as security for the Corporation’s merchant accounts.

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

As at September 30, 2009 and March 31, 2009, the Corporation is exposed to currency risk through its cash and restricted cash, accounts receivable, accounts payable, accrued liabilities, corporate taxes payable and promissory notes denominated in Canadian dollars:

	September 30, 2009	March 31, 2009

Cash and restricted cash	$63,890	$1,172,539
Accounts receivable	6,616	50,476
Accounts payable	126,175	132,570
Accrued liabilities	264,179	333,360
Promissory notes	-	2,100,920

Based on the above foreign currency exposure as at September 30, 2009 and March 31, 2009 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $31,985 and $134,384 respectively, in the Corporation’s foreign currency loss/gain.

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

5.	Financial Instruments (continued)

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at September 30, 2009, the balance of the Corporation’s allowance for doubtful accounts was $29,949 (March 31, 2009 - $31,785).  The Corporation has good credit history with its customers and the amounts due from them are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at September 30, 2009:

0-30 days	$584,886
31-60 days	65,501
61-90 days	4,622
Over 90 days due	23,691
$678,700

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection. At September 30, 2009, three customers accounted for 25%, 13% and 11% of the Corporation’s accounts receivable balance (March 31, 2009 – 27%, 17% and 12%).

e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they are due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

6.	Cash and cash equivalents and funds held for /due to merchants

Cash and cash equivalents

At September 30, 2009, the Corporation held $4,003,334 (March 31, 2009: $6,138,530) in cash and cash equivalents.  Included in this balance was $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use to the Corporation (March 31, 2009 - $1 million).

Funds held for/due to merchants

At September 30, 2009, the Corporation held funds due to merchants in the amount of $11,387,370 (March 31, 2009 - $10,746,731.) The funds held for/due to merchants were comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;

6.	Cash and cash equivalents and funds held for /due to merchants (continued)

•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and

•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

7.	Stock-based compensation

The Corporation accounts for all stock options issued based on their fair value as required by the CICA Section 3870 which corresponds to the FASB issued authoritative guidance regarding share-based payment.

During the three months ended September 30, 2009, the Corporation granted 75,000 stock options under the Corporation’s 2009 Stock Incentive Plan and 300,000 stock options under the 1996 Stock Option Plan (no stock options were granted during the three month period ended June 30, 2009). The weighted average grant date fair value for these stock options is $0.38 per stock option. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 2.30%;

Expected volatility of 77.93%;

Expected life of the stock options of 4 years; and

No dividend yields.

During the six months ended September 30, 2008, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option plan or its 1998 Stock Incentive Plan.

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

Financial information for each reportable segment for the three and six months ended September 30, 2009 and 2008 was as follows:

9.	Industry and geographic segments (continued)

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2009	Canada	U.S.	U.S.	Items		Total

Total Revenue	$2,217,184	$451,237	$583,224	$-		$3,251,645
Revenue: major customers	557,431	305,556	329,205	-		1,192,192
Cost of revenue	1,321,399	-	356,636	37,464	1	1,715,499
General and administrative	196,332	18,826	111,897	749,730	2	1,076,785
Sales and marketing	87,168	-	5,290	765	1	93,223
Product development and enhancement	108,198	-	-	12,233	1	120,431
Amortization and depreciation	14,277	41,956	12,982	129,122	3	198,337
(Gain) on sale of assets	-	-	(1,656)	-		(1,656)
Income (losses) from operations before income taxes	$389,077	$390,847	$99,290	$(781,410	) 4	$97,804

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$1,970,275	$434,152	$682,547	$-		$3,086,974
Revenue: major customers	569,149	305,556	354,042	-		1,228,747
Cost of revenue	1,056,395	-	410,563	37,788	1	1,504,746
General and administrative	167,530	6,566	179,557	829,698	2	1,183,351
Sales and marketing	70,394	-	6,925	765	1	78,084
Product development and enhancement	54,986	-	-	12,233	1	67,219
Amortization and depreciation	12,352	42,055	16,122	127,666	3	198,195
Income (losses) from operations before income taxes	$653,130	$397,057	$64,927	$(857,249	) 4	$257,865

Six Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2009	Canada	U.S.	U.S.	Items		Total

Total Revenue	$4,385,942	$894,018	$1,207,244	$-		$6,487,204
Revenue: major customers	1,161,323	611,112	681,107	-		2,453,542
Cost of revenue	2,543,576	-	722,235	74,114	1	3,339,925
General and administrative	370,692	40,727	224,631	1,389,247	2	2,025,297
Sales and marketing	180,532	-	10,560	1,513	1	192,605
Product development and enhancement	195,626	-	-	24,200	1	219,826
Amortization and depreciation	27,133	83,963	27,001	258,487	3	396,584
(Gain) on sale of assets	-	-	(1,656)	(2,174	) 5	(3,830)
Income (losses) from operations before income taxes	$910,849	$770,173	$225,380	$(1,546,449	) 4	$359,953

Six Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$3,924,771	$840,594	$1,499,081	$-		$6,264,446
Revenue: major customers	1,131,963	611,112	716,864	-		2,459,939
Cost of revenue	2,133,043	-	809,380	75,601	1	3,018,024
General and administrative	312,199	12,170	355,372	1,568,374	2	2,248,115
Sales and marketing	145,465	-	13,580	1,521	1	160,566
Product development and enhancement	114,977	-	-	24,333	1	139,310
Amortization and depreciation	20,888	84,086	32,897	254,681	3	392,552
(Gain) on sale of assets	-	-	(864)	-		(864)
Income (losses) from operations before income taxes	$1,239,277	$766,990	$278,664	$(1,875,161	) 4	$409,770

1	Represents stock-based compensation expense.
2	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents earnings (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Represents (gain) on sale of assets included in the unallocated corporate or centralized marketing general and administrative expenses.

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

(b)
On April 1, 2006, the Corporation adopted the FASB issued authoritative guidance regarding share-based payment which requires the expensing of all options issued, modified or settled based on the grant date fair value over the period during which an employee is required to provide service (vesting period).

The Corporation adopted the FASB issued authoritative guidance regarding share-based payment using the modified prospective approach, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after April 1, 2006, and to all awards for which the requisite service has not been rendered as at such date.  Since April 1, 2003, the Corporation has been following the fair value based approach prescribed by the guidance for stock option awards granted, modified or settled on or after such date.  As such, the application of the guidance on April 1, 2006 to all awards granted prior to its adoption did not have an impact on the financial statements.  In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of the guidance. The prospective adoption of this new U.S. GAAP policy creates no differences with the Corporation’s stock compensation expense reported under Canadian GAAP.

(c)	Income Taxes

In June, 2006, the FASB issued authoritative guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the recognition threshold and measurement of a tax position taken or expected to be taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. The guidance also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The guidance is effective for fiscal years beginning after December 15, 2006.

The Corporation adopted the provisions of the guidance on April 1, 2007. No cumulative effect adjustment to the April 1, 2007 balance of the Corporation’s deficit was required upon the implementation. As of the date of adoption there were no unrecognized tax benefits. Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Corporation’s consolidated financial statements.

(d)	Changes in U.S. GAAP

Recent accounting pronouncements affecting the Corporation’s financial reporting under U.S. GAAP are summarized below:

(i)
On July 1, 2009, the FASB established the new source of authoritative accounting principles, the FASB Accounting Standards Codification™ (the Codification). This new source of authoritative accounting principles recognized by the FASB is to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Accounting Standards Updates will not be authoritative in their own right as they will serve to update the Codification. This adoption did not impact the Corporation’s consolidated financial statements.

(ii)
In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Corporation has fully adopted this guidance in the first quarter of fiscal 2010.  Adoption of this guidance has not had a material impact on the consolidated financial statements and the accompanying notes.

10.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles (continued)

(iii)
In December 2007, the FASB issued authoritative guidance regarding business combinations. This guidance is broader in scope than previous guidance which applied only to business combinations in which control was obtained by transferring consideration. The new guidance applies to all transactions and other events in which one entity obtains control over one or more other businesses. The new guidance is effective for fiscal years beginning after December 15, 2008.  The Corporation has adopted the guidance as at April 1, 2009.  Adoption of this guidance has not had a material impact on the consolidated financial statements and the accompanying notes.

(iv)
In December 2007, the FASB issued authoritative guidance regarding non-controlling interest in consolidated financial statements. The new guidance changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary.  The new guidance establishes non-controlling interests as a component of the equity of a consolidated entity.

The underlying principle of the new guidance is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the former practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The new guidance also changes the presentation of net income to include and identify net income attributable to the non-controlling interest.  The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary.

This guidance is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  The Corporation has adopted the guidance as at April 1, 2009.  Adoption of this guidance has had no impact on the consolidated financial statements and the accompanying notes.

(v)
In March 2008, the FASB changed its authoritative guidance regarding disclosures about derivative instruments and hedging activities.  The changes in guidance require enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Corporation has adopted the guidance as at April 1, 2009.  Adoption of this guidance has had no impact on the consolidated financial statements and the accompanying notes.

(vi)
In April 2008, the FASB issued authoritative guidance regarding the determination of the useful life of intangible assets.  This guidance removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. The guidance also requires expanded disclosure related to the determination of intangible asset useful lives.  This guidance is effective for fiscal years beginning after December 15, 2008. The Corporation has adopted the guidance as at April 1, 2009.  Adoption of this guidance has not had a material impact on the consolidated financial statements and the accompanying notes.

(vii)
In April 2009, the FASB issued authoritative guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same, and provides additional guidance on when market level data should not be relied upon or should be adjusted in determining fair value.  This guidance is effective for interim periods and fiscal years ending after June 15, 2009. The Corporation has adopted the guidance as at June 30, 2009.  Adoption of this guidance has not had a material impact on the consolidated financial statements and the accompanying notes.

10.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles (continued)

(viii)
In April 2009, the FASB issued authoritative guidance regarding interim disclosures about fair value of financial instruments.  This guidance functions to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation has adopted the guidance as at June 30, 2009.  Adoption of this guidance has not had a material impact on the consolidated financial statements and the accompanying notes.

(ix)
In May 2009, the FASB issued authoritative guidance regarding subsequent events. The new statement provides additional guidance on what events that occur subsequent to the balance sheet date will be recognized and/or disclosed.  It also provides guidance on the date through which subsequent events have to be evaluated. This statement shall be effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Corporation has adopted the guidance as at June 30, 2009.  Adoption of this guidance has not had a material impact on the consolidated financial statements and the accompanying notes.  The Corporation evaluated its September 30, 2009 financial statements for subsequent events through November 13, 2009, the date the financial statements were issued.  The Corporation is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

(x)
In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Corporation beginning April 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Corporation believes adoption of this new guidance will not have a material impact on its financial statements.

(xi)
In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Corporation believes adoption of this new guidance will not have a material impact on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report on Form 10-Q to the “Corporation”, “LML”, “we”, “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries.  LML Payment Systems Inc.'s direct subsidiaries include Beanstream Internet Commerce Inc., LML Corp., Legacy Promotions Inc., 0858669 B.C. Ltd. and LHTW Properties Inc. LML Corp.'s subsidiaries are LML Patent Corp., LML Payment Systems Corp. and Beanstream Internet Commerce Corp. Unless otherwise specified herein, all references herein to dollars or “$” are to U.S. Dollars.

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

Overview

LML Payment Systems Inc. is a financial payment processor operating three separate lines of business:  transaction payment processing, intellectual property licensing and check processing/software licensing. Our transaction payment processing services consist predominantly of Internet-based services; while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  We believe that electronic transaction processing services, including Internet-based payment services, will continue to be used in greater frequency than traditional payment methods, such as checks and cash, and we are therefore focusing on these services. Accordingly, we expect that our transaction payment processing services will be our principal line of business for the foreseeable future, while our other lines of business (including the electronic check processing services that we have historically relied on for a significant source of revenue) will become less important to our overall service offerings and less significant to the  financial performance of our corporation.

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

CP/SL Segment

Our Check Processing/Software Licensing Operations  ("CP/SL") involve primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.  Our check processing services involve check return management such as traditional and electronic recovery services to retail clients.  When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.  Our check processing services are provided in the United States and are operated from our Wichita, Kansas location.

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

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Revenue

Total revenue for the three months ended September 30, 2009 was approximately $3,252,000, an increase of approximately $165,000 or approximately 5.3% from total revenue of approximately $3,087,000 for the three months ended September 30, 2008.  This increase is primarily attributable to an increase in TPP revenues for the period of approximately $247,000, offset by a decrease in CP/SL revenues of approximately $100,000.

During the three months ended September 30, 2009 revenue from and associated with our two largest customers amounted to approximately 27.3% of total revenue as compared to approximately 34.2% of total revenue for the three months ended September 30, 2008.  The decrease in the percentage of revenue from and associated with our two largest customers to total revenue is primarily attributable to our total revenue increasing approximately 5.3% from total revenue of the prior fiscal three month period resulting from an increase in our new customers.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees.  TPP segment revenue for the three months ended September 30, 2009 was approximately $2,217,000, an increase of approximately $247,000 or approximately 12.5% from TPP segment revenue of approximately $1,970,000 for the three months ended September 30, 2008.

TPP segment revenue originating in Canadian dollars was approximately $2,433,000CAD for the three months ended September 30, 2009 compared to $2,053,000CAD for the three months ended September 30, 2008, an increase of approximately $380,000CAD or approximately 18.5%. Due to a weakening Canadian dollar in relation to the U.S. dollar, which decreased approximately 5.1% from the prior fiscal second quarter, the increase in revenue originating from Canada was offset by a weakening Canadian dollar, when presented in U.S. dollars, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Transaction fees for the three months ended September 30, 2009 were approximately $1,816,000 compared to approximately $1,568,000 for the three months ended September 30, 2008, an increase of approximately $248,000 or approximately 15.8%.  The increase in transaction fees was primarily attributable to a 107.6% increase in new customer contracts during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  The amortized portion of one-time set-up fees recognized was approximately $32,000 for the three months ended September 30, 2009 compared to approximately $36,000 for the three months ended September 30, 2008, a decrease of approximately $4,000 or approximately 11.1%.   Monthly gateway fees for the three months ended September 30, 2009 were approximately $290,000 compared to approximately $254,000 for the three months ended September 30, 2008, an increase of approximately $36,000 or approximately 14.2%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $17,000 or approximately 3.9%, from approximately $434,000 for the three months ended September 30, 2008 to approximately $451,000 for the three months ended September 30, 2009. The increase in revenue from licensing our patented intellectual property was attributable to an increase of approximately $17,000 in licensing revenue related to aggregate licenses providing running royalties and other paid up license fees.

CP/SL Segment

CP/SL segment revenue for the three months ended September 30, 2009 was approximately $583,000, a decrease of approximately $100,000 or approximately 14.7% from CP/SL segment revenue of approximately $683,000 for the three months ended September 30, 2008. The decrease in CP/SL segment revenue was primarily attributable to a reduction in revenue from our primary and secondary check collections business.

Revenue from our primary check collections business decreased approximately 22.1% from approximately $122,000 for the three months ended September 30, 2008 to approximately $95,000 for the three months ended September 30, 2009. Revenue from our secondary check collections business decreased approximately 13.0% from approximately $530,000 for the three months ended September 30, 2008 to approximately $461,000 for the three months ended September 30, 2009. The decrease in primary and secondary check collections business is primarily attributable to a reduction in returned checks for primary collections business and a reduction in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation.

Cost of revenue increased from approximately $1,505,000 for the three months ended September 30, 2008, to approximately $1,715,000 for the three months ended September 30, 2009, an increase of approximately $210,000 or approximately 14.0%. The increase was primarily attributable to an increase in our TPP segment cost of revenue of approximately $265,000 or approximately 25.1% from approximately $1,056,000 for the three months ended September 30, 2008 to approximately $1,321,000 for the three months ended September 30, 2009. The increase in TPP segment cost of revenue was primarily attributable to an increase in our transaction processing interchange fees as well as an increase in staffing within our customer service support team.

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

General and administrative expenses decreased to approximately $1,077,000 from approximately $1,183,000 for the three months ended September 30, 2009 and 2008, respectively, a decrease of approximately $106,000 or approximately 9.0%. Included in general and administrative expenses are TPP segment expenses of approximately $196,000 for the three months ended September 30, 2009, an increase of approximately $28,000 compared to general and administrative expenses of approximately $168,000 for the three months ended September 30, 2008. CP/SL segment expenses decreased to approximately $112,000 from approximately $180,000 for the three months ended September 30, 2009 and 2008 respectively, a decrease of approximately $68,000 or approximately 37.8%. The decrease in CP/SL segment general and administrative expenses is primarily attributable to staff reductions and cost savings relating to the relocation of our Wichita, Kansas office during the third quarter of our prior fiscal year.  Also included in general and administrative expenses are stock-based compensation expenses of approximately $269,000 for the three months ended September 30, 2009 compared to stock-based compensation expenses of approximately $290,000 for the three months ended September 30, 2008, a decrease of approximately $21,000 or approximately 7.2%.

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

Sales and marketing increased to approximately $93,000 from approximately $78,000 for the three months ended September 30, 2009 and 2008, respectively, an increase of approximately 19.2%. The increase is primarily attributable to an increase of approximately $17,000 in TPP segment sales and marketing costs from approximately $70,000 for the three months ended September 30, 2008 to approximately $87,000 for the three months ended September 30, 2009.  The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $13,000.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improving and enhancing of the existing product and service lines.

Product development and enhancement expenses were approximately $120,000 for the three months ended September 30, 2009 as compared to $67,000 for the three months ended September 30, 2008. This increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $53,000 or approximately 96.4% from approximately $55,000 for the three months ended September 30, 2008 to approximately $108,000 for the three months ended September 30, 2009.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Amortization and Depreciation

Amortization and depreciation remained consistent at approximately $198,000 for the three months ended September 30, 2009 and 2008, respectively.  This result is due to the depreciable asset base being consistent over the two periods.

Interest income

Interest income decreased to approximately $5,000 from approximately $82,000 for the three months ended September 30, 2009 and 2008, respectively. The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments and a decrease in interest rates earned on cash investments.

Interest expense

Interest expense decreased to approximately $2,000 from approximately $54,000 for the three months ended September 30, 2009 and 2008, respectively.  The decrease is primarily attributable to the payment of the final installment of approximately $2,321,000 on the promissory notes relating to the acquisition of Beanstream which was made in the first quarter of fiscal 2009.

Income tax expense (recovery)

Income tax expense (recovery) decreased to a recovery of current and future income taxes of approximately ($268,000) compared to an income tax expense of approximately $193,000 for the three months ended September 30, 2009 and 2008, respectively, a decrease of income tax expense of approximately $461,000.  The decrease is primarily attributable to the expected recovery of taxes for the current fiscal quarter resulting from the implementation of certain tax planning strategies during the three months ended September 30, 2009.

Net income

Net income increased by approximately $301,000 from net income of approximately $65,000 for the three months ended September 30, 2008 to approximately $366,000 for the three months ended September 30, 2009.

Basic and diluted earnings per share were both approximately $0.01 for the three months ended September 30, 2009, as compared to approximately $0.00 for the three months ended September 30, 2008.

Results of Operations

Six months ended September 30, 2009 compared to six months ended September 30, 2008

Revenue

Total revenue for the six months ended September 30, 2009 was approximately $6,487,000, an increase of approximately $223,000 or approximately 3.6% from total revenue of approximately $6,264,000 for the six months ended September 30, 2008.  This increase is primarily attributable to the increase in our TPP segment revenue of approximately $461,000 or approximately 11.7%, from approximately $3,925,000 for the six months ended September 30, 2008 to approximately $4,386,000 for the six months ended September 30, 2009.

During the six months ended September 30, 2009 revenue from and associated with our two largest customers amounted to approximately 28.4% of total revenue as compared to approximately 31.6% of total revenue for the six months ended September 30, 2008.  The decrease in the percentage of revenue from and associated with our two largest customers to total revenue is primarily attributable to our total revenue increasing approximately 3.6% from total revenue of the prior fiscal six month period resulting from an increase in our new customers.  We are economically dependent on these customers and the temporary or permanent loss of these customers might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees. TPP segment revenue for the six months ended September 30, 2009 was approximately $4,386,000 as compared to TPP segment revenue of approximately $3,925,000 for the six months ended September 30, 2008, an increase of approximately $461,000 or approximately 11.7%.

TPP segment revenue originating in Canadian dollars was approximately $4,962,000CAD for the six months ended September 30, 2009 compared to $4,026,000CAD for the six months ended September 30, 2008, an increase of approximately $936,000CAD or approximately 23.2%. Due to a weakening Canadian dollar in relation to the U.S. dollar, which decreased approximately 9.3% from the prior fiscal six month period, the increase in revenue originating from Canada was offset by a weakening Canadian dollar, when presented in U.S. dollars, for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.

Transaction fees for the six months ended September 30, 2009 were approximately $3,596,000  compared to transaction fees of approximately $3,177,000 for the six months ended September 30, 2008, an increase of approximately $419,000.  The increase in transaction fees was primarily attributable to a 117% increase in new customer contracts during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.   The amortized portion of one-time set-up fees recognized was approximately $75,000 for the six months ended September 30, 2009 compared to one-time set-up fees for the six months ended September 30, 2008 of approximately $71,000, an increase of approximately $4,000.   Monthly gateway fees for the six months ended September 30, 2009 were approximately $556,000 compared to monthly gateway fees for the six months ended September 30, 2008 of approximately $498,000, an increase of approximately $58,000.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $53,000 or approximately 6.3%, from approximately $841,000 for the six months ended September 30, 2008 to approximately $894,000 for the six months ended September 30, 2009.  The increase in revenue from licensing our patented intellectual property was attributable to an increase of approximately $53,000 in licensing revenue related to aggregate licenses providing running royalties and other paid up license fees.

CP/SL Segment

CP/SL segment revenue for the six months ended September 30, 2009 was approximately $1,207,000, a decrease of approximately $292,000 or approximately 19.5% from CP/SL segment revenue of approximately $1,499,000 for the six months ended September 30, 2008.

Revenue from our primary check collections business decreased approximately $37,000 or approximately 14.7% from approximately $252,000 for the six months ended September 30, 2008 to approximately $215,000 for the six months ended September 30, 2009. Revenue from our secondary check collections business decreased approximately $141,000 or approximately 13.1% from approximately $1,077,000 for the six months ended September 30, 2008 to approximately $936,000 for the six months ended September 30, 2009. The decrease in secondary check collections business is primarily attributable to a reduction in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

No revenue from royalties was received from CheckFree pertaining to their marketing of the PEP+ reACH™ product for the six months ended September 30, 2009, versus approximately $43,000 for the six months ended September 30, 2008.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation.

Cost of revenue increased from approximately $3,018,000 for the six months ended September 30, 2008, to approximately $3,340,000 for the six months ended September 30, 2009, an increase of approximately $322,000 or approximately 10.7%. This increase was primarily attributable to an increase in TPP segment cost of revenue of approximately $411,000 or approximately 19.3%, from approximately $2,133,000 for the six months ended September 30, 2008 to approximately $2,544,000 for the six months ended September 30, 2009.   The increase in TPP segment cost of revenue was primarily attributable to an increase in our transaction processing interchange fees as well as an increase in staffing within our customer service support team.  CP/SL segment cost of revenue was approximately $722,000 for the six months ended September 30, 2009 as compared to approximately $809,000 for the six months ended September 30, 2008, a decrease in CP/SL segment cost of revenue of approximately $87,000 or approximately 10.8%.

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

General and administrative expenses decreased to approximately $2,025,000 from approximately $2,248,000 for the six months ended September 30, 2009 and 2008, respectively, a decrease of approximately $223,000 or approximately 9.9%. Included in general and administrative expenses for the six months ended September 30, 2009 are TPP segment expenses of approximately $371,000 as compared to approximately $312,000 for the six months ended September 30, 2008.  The increase in TPP segment general and administrative expenses was primarily attributable to an increase in accounting and legal fees, bank charges and interest expense of approximately $39,000 collectively.  CP/SL segment expenses decreased to approximately $225,000 from approximately $355,000 for the six months ended September 30, 2009 and 2008 respectively, a decrease of approximately $130,000 or approximately 36.6%. The decrease in CP/SL segment general and administrative expenses is primarily attributable to staff reductions and cost savings relating to the relocation of our Wichita, Kansas office during the third quarter of our prior fiscal year. Also included in general and administrative expenses are stock-based compensation expenses of approximately $538,000  for the six months ended September 30, 2009 compared to approximately $597,000 for the six months ended September 30, 2008, a decrease of approximately $59,000 or approximately 9.9%.

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

Sales and marketing increased to approximately $193,000 from approximately $161,000 for the six months ended September 30, 2009 and 2008, respectively, an increase of approximately $32,000 or approximately 19.9%. The increase is primarily attributable to an increase in our TPP segment sales and marketing expenses of approximately $36,000 from approximately $145,000 for the six months ended September 30, 2008 to approximately $181,000 for the six months ended September 30, 2009.  The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $29,000.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improving and enhancing of the existing product and service lines.

Product development and enhancement expenses were approximately $220,000 for the six months ended September 30, 2009 as compared to approximately $139,000 for the six months ended September 30, 2008. The increase is primarily attributable to an increase in our TPP segment product development and enhancement expenses of approximately $81,000 from approximately $115,000 for the six months ended September 30, 2008 to approximately $196,000 for the six months ended September 30, 2009.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.

Amortization and Depreciation

Amortization and depreciation increased to approximately $397,000 from approximately $393,000 for the six months ended September 30, 2009 and 2008, respectively, an increase of approximately $4,000.

Interest income

Interest income decreased to approximately $16,000 from approximately $144,000 for the six months ended September 30, 2009 and 2008, respectively. The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments and a decrease in interest rates earned on cash investments.

Interest expense

Interest expense decreased to approximately $47,000 from approximately $159,000 for the six months ended September 30, 2009 and 2008, respectively. The decrease is primarily attributable to the payment of the final installment of approximately $2,321,000 on the promissory notes relating to the acquisition of Beanstream which was made in the first quarter of fiscal 2009.

Income tax expense (recovery)

Income tax expense (recovery) decreased to a recovery of current and future income taxes of approximately ($96,000) compared to an income tax expense of approximately $391,000 for the six months ended September 30, 2009 and 2008, respectively, a decrease of income tax expense of approximately $487,000.  The decrease is primarily attributable to the decrease in current income tax expense for the current fiscal period resulting from the implementation of certain tax planning strategies during the six months ended September 30, 2009.

Net income

Net income increased approximately $436,000 from net income of approximately $19,000 for the six months ended September 30, 2008 to approximately $455,000 for the six months ended September 30, 2009.

Basic and diluted earnings per share were both approximately $0.02 for the six months ended September 30, 2009, as compared to basic and diluted earnings per share of approximately $0.00 for the six months ended September 30, 2008.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $3,794,000 in working capital as of September 30, 2009 compared to approximately $2,762,000 in working capital as of March 31, 2009, an increase of approximately $1,032,000. The increase in working capital was primarily attributable to an increase in the current portion of future income taxes of approximately $601,000 resulting from the implementation of tax planning strategies during the six months ended September 30, 2009.  Cash provided by operating activities was approximately $100,000 for the six months ended September 30, 2009, as compared to cash used in operating activities of approximately $803,000 for the six months ended September 30, 2008, an increase in cash provided by operating activities of approximately $903,000. The increase in cash provided by operating activities was primarily attributable to a decrease in cash used in discharging accounts payable and accrued liabilities of approximately $66,000 for the six months ended September 30, 2009 as compared to cash used in discharging accounts payable and accrued liabilities of approximately $834,000 for the six months ended September 30, 2008.  Cash used in investing activities was approximately $11,000 for the six months ended September 30, 2009 as compared to approximately $86,000 for the six months ended September 30, 2008, a decrease in cash used in investing activities of approximately $75,000. The decrease in cash used in investing activities was primarily attributable to a reduction in acquisition of property and equipment of approximately $74,000 for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.  Cash used in financing activities was approximately $2,423,000 for the six months ended September 30, 2009 as compared to approximately $2,941,000 for the six months ended September 30, 2008, a decrease in cash used in financing activities of approximately $518,000. The decrease in cash used in financing activities was primarily due to the difference in the payments on the promissory notes relating to the acquisition of Beanstream.  During the six months ended September 30, 2009 we made the second and final payment of approximately $2,321,000 on the promissory notes as compared to the first payment of approximately $2,844,000 on the promissory notes made during the six months ended September 30, 2008, a difference in payments of approximately $523,000.

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

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning April 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2009 until September 30, 2009, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (Exchange Act), our management, including our Chief Executive Officer (‘CEO”) and Chief Accounting Officer (“CAO”), carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our Corporation that are designed to ensure that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation our CEO and CAO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Control over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CAO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on our evaluation, during our most recent fiscal quarter there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.                      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Corporation’s Annual General Meeting of Shareholders was held August 6, 2009 (the “Meeting”).  There were 27,116,408 common shares of the Corporation entitled to vote at the Meeting, of which a total of 24,735,515 (91.2%) were represented at the Meeting either in person or by proxy.

The following summarizes the results of the voting regarding the proposals which were adopted at the Meeting:

1.
Proposal to elect Patrick H. Gaines, Gregory A. MacRae, David C. Cooke and Jacqueline Pace for terms expiring at the Annual General Meeting of Shareholders in 2010, as described in the Corporation’s Information Circular and Proxy Statement for the Meeting.

DIRECTORS	VOTES FOR	VOTES WITHHELD

Patrick H. Gaines	21,572,654	3,137,859
Greg A. MacRae	22,152,074	2,558,439
David C. Cooke	22,433,901	2,276,612
Jacqueline Pace	22,218,674	2,491,839

2.	Proposal to ratify the appointment of Grant Thornton LLP as the Corporation’s independent auditor until the Annual General Meeting of Shareholders in 2010.

VOTES FOR	VOTES AGAINST	INVALID	BROKER NON-VOTE

22,687,133	1,743,566	0	1

3.	Proposal to approve an ordinary resolution to adopt a 2009 Stock Incentive Plan for the Corporation.

VOTES FOR	VOTES AGAINST	INVALID	BROKER NON-VOTE

12,277,522	2,612,840	0	9,707,870

ITEM 6.                      EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 000-13959)).
3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 000-13959)).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*      filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

November 13, 2009