Form 10-Q
period 2009-12-31
LML PAYMENT SYSTEMS INC
filed 2010-02-12
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Large Accelerated Filed [  ]                                                                     Accelerated Filer [  ]                                                Non-Accelerated Filer  [   ]                                       Smaller Reporting Company  [X]
                                                                                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                Yes []No [X]

The number of shares of the registrant's Common Stock outstanding as of February 3, 2010, was 27,116,408.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)
	December 31, 2009	March 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$3,979,487	$6,138,530
Funds held in trust	718,093	-
Funds held for merchants (Note 8)	4,266,636	10,746,731
Restricted cash	175,000	175,000
Accounts receivable, less allowances of $30,474 and $31,785, respectively	756,967	801,087
Corporate taxes receivable	582,863	-
Prepaid expenses	301,257	295,702
Current portion of future income tax assets	1,852,894	838,575
Total current assets	12,633,197	18,995,625

Property and equipment, net	235,978	227,324
Patents, net	497,160	622,730
Restricted cash	250,048	125,030
Future income tax assets	3,370,685	4,429,578
Other assets	20,362	19,020
Goodwill	17,874,202	17,874,202
Other intangible assets, net	4,834,125	5,205,487

TOTAL ASSETS	$39,715,757	$47,498,996

LIABILITIES
Current Liabilities
Accounts payable	$748,215	$756,845
Accrued liabilities	765,071	814,094
Corporate taxes payable	-	283,794
Funds due to merchants (Note 8)	4,266,636	10,746,731
Obligations under capital lease	30,043	170,243
Promissory notes	-	2,100,920
Current portion of deferred revenue	1,312,366	1,361,046
Total current liabilities	7,122,331	16,233,673

Deferred revenue	2,466,031	3,330,630

TOTAL LIABILITIES	9,588,362	19,564,303
Commitments and Contingencies (Note 11)

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 27,116,408 and 27,116,408 issued and outstanding, respectively	50,039,568	50,039,568

Contributed surplus	7,663,735	6,732,059
Deficit	(27,680,447)	(28,751,456)
Accumulated other comprehensive income (loss)	104,539	(85,478)
Total shareholders' equity	30,127,395	27,934,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$39,715,757	$47,498,996

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended December 31		Nine months Ended December 31

	2009	2008	2009	2008

REVENUE	$4, 742,568	$3,037,241	$11,229,773	$9,301,687
COST OF REVENUE (includes stock-based compensation (“s.b.c.”) expense of $37,464 for three months ended December 31, 2009 (three months ended December 31, 2008 - $37,464) and $111,579 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $113,066))	2,329,810	1,560,708	5,670,576	4,580,407
GROSS PROFIT (excludes amortization and depreciation expense)	2,412,758	1,476,533	5,559,197	4,721,280

OPERATING EXPENSES
General and administrative (includes s.b.c. expense of $243,028 for three months ended December 31, 2009 (three months ended December 31, 2008 - $274,297) and $781,386 for nine months ended December 31, 2009 (nine months ended December 31, 2008- $871,255))	1,059,165	962,623	3,083,629	3,209,063
Sales and marketing (includes s.b.c. expense of $765 for three months ended December 31, 2009 (three months ended December 31, 2008 - $765) and $2,277 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $2,285))	103,481	77,149	296,084	237,715
Product development and enhancement (includes s.b.c. expense of $12,233 for three months ended December 31, 2009 (three months ended December 31, 2008 - $12,233) and $36,434 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $36,567))	122,759	58,279	342,585	197,589
Amortization and depreciation	200,346	197,102	596,930	589,654
(Gain) on sale of assets	-	-	(3,830)	(864)

INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	927,007	181,380	1,243,799	488,123

Foreign exchange gain	10,928	281,682	135,296	380,650
Other income (expenses)	-	10,833	(50,641)	29,808
Interest income	4,285	58,750	20,549	202,719
Interest expense	(846)	(45,269)	(47,676)	(204,154)

INCOME BEFORE INCOME TAXES	941,374	487,376	1,301,327	897,146
Income tax expense (recovery) (Note 10)
Current	(324,275)	206,074	(323,647)	597,018
Future	650,119	-	553,965	-
	325,844	206,074	230,318	597,018

NET INCOME	615,530	281,302	1,071,009	300,128

DEFICIT, beginning of period	(28,295,977)	(34,187,796)	(28,751,456)	(34,206,622)

DEFICIT, end of period	$(27,680,447)	$(33,906,494)	$(27,680,447)	$(33,906,494)

EARNINGS PER SHARE, basic and diluted	$0.02	$0.01	$0.04	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,116,408	27,116,408	27,116,408	26,741,795
Diluted	27,252,792	27,116,408	27,150,430	26,741,795

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine months Ended December 31

	2009	2008	2009	2008

Net income	$615,530	$281,302	$1,071,009	$300,128
Unrealized foreign exchange gain on translation of self- sustaining operations	23,174	782	190,017	14,332
Comprehensive income	$638,704	$282,084	$1,261,026	$314,460

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine months Ended December 31

	2009	2008	2009	2008

Operating Activities:
Net income	$615,530	$281,302	$1,071,009	$300,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on accounts receivable	-	-	5,705	-
Amortization and depreciation	200,346	197,102	596,930	589,654
Gain on sale of assets	-	-	(3,830)	(864)
Stock-based compensation	293,490	324,759	931,676	1,023,173
Future income taxes	650,119	-	553,965	-
Foreign exchange (gain) loss	(52,253)	(302,231)	(331,716)	(298,891)

Changes in non-cash operating working capital
Funds held in trust	(718,093)	-	(718,093)	-
Restricted cash	(100,000)	-	(100,000)	125,000
Accounts receivable	(145,436)	1,217	71,714	136,826
Corporate taxes receivable	(432,147)	-	(582,863)	-
Prepaid expenses	152,228	(21,094)	3,202	(31,127)
Accounts payable and accrued liabilities	(4,503)	31,649	(70,949)	(801,937)
Corporate taxes payable	(6,991)	55,872	(327,673)	(517,121)
Deferred revenue	(377,545)	(348,875)	(923,947)	(1,108,374)
Net cash provided by (used in) operating activities	74,745	219,701	175,130	(583,533)

Investing Activities:
Acquisition of property and equipment	(75,497)	(16,744)	(90,017)	(106,147)
Proceeds from disposal of property and equipment	-	-	3,830	5,500
Development of patents	-	-	-	(1,652)
Net cash used in investing activities	(75,497)	(16,744)	(86,187)	(102,299)

Financing Activities:
Payments on capital leases	(39,552)	(48,939)	(140,882)	(142,335)
Payment on promissory notes	-	-	(2,321,460)	(2,843,974)
Share capital financing costs	-	-	-	(3,537)
Net cash used in financing activities	(39,552)	(48,939)	(2,462,342)	(2,989,846)

Effects of foreign exchange rate changes on cash and cash equivalents	16,457	(54,565)	214,356	(39,236)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,847)	99,453	(2,159,043)	(3,714,914)

Cash and cash equivalents, beginning of period	4,003,334	5,935,401	6,138,530	9,749,768

Cash and cash equivalents, end of period	$3,979,487	$6,034,854	$3,979,487	$6,034,854

Supplemental disclosure of cash flow information
Interest paid	$846	$4,581	$47,939	$411,171
Taxes paid	-	$201,476	$435,138	$1,173,893

Non-cash investing and financing transactions not included in cash flows:

Issuance of common shares pursuant to earn-out provision	-	-	-	$1,971,125

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation

The consolidated balance sheet as of December 31, 2009, the consolidated statements of operations and deficit for the three and nine months ended December 31, 2009 and 2008, the consolidated statements of cash flows for the three and nine months ended December 31, 2009 and 2008 and the consolidated statements of comprehensive income for the three and nine months ended December 31, 2009 and 2008, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2009, was derived from audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's annual audited consolidated financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's annual audited consolidated financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below.  All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”)
0858669 B.C. Ltd.

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.
Beanstream Internet Commerce Corp.

2.	Significant Accounting Policies

All significant accounting policies remain unchanged from the Corporation’s audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959), except as noted below:

Revenue Recognition

In addition to recognizing revenue in accordance with the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3400, “Revenue” and with the corresponding U.S. Guidance SAB 104, “Revenue Recognition”, the Corporation has adopted the provisions of CICA’s Emerging Issues Committee Abstract of Issues Discussed, “Multiple Deliverable Revenue Arrangements” (“EIC 175”), issued on December 24, 2009, regarding revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.

Within the Intellectual Property Licensing (“IPL”) segment, when a subsidiary of the Corporation enters into licensing and settlement agreements with its licensees comprising multiple elements, the significant factors, inputs, assumptions and methods used in determining the total arrangement consideration include reviewing royalty rates from existing licenses, depth of usage, including transaction volumes, by the existing licensees of the IPL segment’s intellectual property and estimation of the expected usage by licensees of the IPL segment’s intellectual property.  Total arrangement consideration is allocated to each of the following deliverables using the relative selling price method:

2.	Significant Accounting Policies (continued)

•	Licenses – licenses are issued for the use of existing patents;
•	Release from litigation – the subsidiary of the Corporation releases the licensees from any claims or causes of action for patent infringement as of the effective date of the underlying agreement;
•
Covenant-not-to-sue provision – the subsidiary of the Corporation agrees to a covenant-not-to-sue provision for infringement of any patents for a specified period commencing on the effective date of the underlying agreement.

As the license and release elements are fully delivered as of the effective date of the underlying agreement, revenue related to these elements is recognized at that time, assuming (i) there is persuasive evidence of an arrangement, (ii) the fee is fixed or determinable and (iii) there are no concerns over collectability of the arrangement proceeds.  As the covenant-not-to-sue typically includes as-yet unidentified patents which may be acquired during the specified term (a when-and-if available deliverable), proceeds allocated to this element are recognized ratably over the specified period, assuming all other revenue recognition criteria have been met.

3.	Change in Accounting Policy

EIC 175 does not differ materially from the application required under the FASB issued authoritative guidance on revenue arrangements that include certain software-related elements. Under the new FASB guidance, for arrangements that include software elements, tangible products with software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and such software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, EIC 175 also does not differ materially from the application under the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. Under the new FASB guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.

During the quarter ended December 31, 2009, the Corporation early adopted the provisions of EIC 175 and retrospectively applied the guidance as at April 1, 2009. The effect of the retrospective adoption had no impact on amounts previously reported during the prior interim periods in the current fiscal year.

4.	Recent accounting pronouncements

Business Combinations

In December 2008, CICA issued Section 1582 – “Business Combinations”, which will replace Section 1581 – “Business Combinations”.  This section establishes revised standards for the accounting for a business combination which are aligned with International Financial Reporting Standards (“IFRS”) on business combinations.  The Section applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2011.  The Corporation has not yet determined what the impact of adopting this standard will have on the consolidated financial statements.

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

4.	Recent accounting pronouncements (continued)

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

Financial Instruments – Recognition and Measurement

On May 29, 2009, CICA’s Accounting Standards Board (“AcSB”) issued an Exposure Draft that proposes to amend CICA Handbook Section 3855, “Financial Instruments — Recognition and Measurement”, to converge with international standards.  The proposed amendment will have the following impact:

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

The amendment is applicable for years ending on or after October 31, 2009 and will be applied prospectively.  The adoption of this amendment did not have an impact on the Corporation’s consolidated financial statements.

5.	Foreign currency translation

Except as described below, the Corporation’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651 “Foreign Currency Translation” (“Section 1651”) (and the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding foreign currency translation) using the exchange rate prevailing at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date.  Average rates for the period are used to translate the Corporation’s revenue and expenses. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

6.	Economic dependence

During the three months ended December 31, 2009, revenue from the Corporation’s two largest customers amounted to approximately 22.7% of the Corporation’s total revenue for the first customer (2008 – NIL%) and 12.1% for the second customer (2008 – 19.3%). Revenue from these customers amounted to approximately $1,077,113 for the first customer (2008 - $NIL) and $574,690 for the second customer (2008 - $585,500).  The Corporation is economically dependent on revenue from the second customer as the revenue from the first customer is non-recurring.

During the nine months ended December 31, 2009, revenue from the Corporation’s largest customer amounted to approximately 15.5% of total revenue (2008 – 18.5%). Revenue from this customer amounted to approximately $1,736,013 (2008 - $1,717,463).  The Corporation is economically dependent on revenue from this customer.

7.	Financial instruments

(a)
The Corporation classifies its cash and cash equivalents, funds held in trust, funds held for merchants and restricted cash as held-for-trading. Accounts receivable are classified as loans and receivables. Accounts payable and certain accrued liabilities, funds due to merchants, and promissory notes are classified as other liabilities, all of which are measured at amortized cost (using the effective interest rate method).

Carrying value and fair value of financial assets and liabilities as at December 31, 2009 and March 31, 2009 are summarized as follows:

	December 31, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Held-for-Trading	$9,389,264	$9,389,264	$17,185,291	$17,185,291
Loans and receivables	756,967	756,967	801,087	801,087
Held-to-maturity	-	-	-	-
Available-for-sale	-	-	-	-
Other liabilities	5,779,922	5,779,922	14,418,590	14,418,590

Management reviewed all significant financial instruments held by the Corporation and determined that no material differences between fair value and carrying value existed as at the reporting date.

7.	Financial Instruments (continued)

(b)	Funds held in trust

During the three and nine month period ended December 31, 2009, $718,093 in cash was held in trust for a subsidiary of the Corporation by the Corporation’s legal firm.  This cash was received pursuant to a Settlement and License Agreement entered into by a subsidiary of the Corporation with one of the defendants in the patent infringement lawsuit originally filed on November 19, 2008 in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40220.   Subsequent to the three and nine months ended December 31, 2009, the cash was released from trust to the subsidiary of the Corporation.

(c)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $175,000 (March 31, 2009 - $175,000) against chargeback losses.  Non-current restricted cash represents funds held by a third party processor as security for the Corporation’s merchant accounts.

(d)	Market Risk

Currency Risk

The Corporation’s functional currency is the U.S. dollar except for the Corporation’s Beanstream subsidiary whose functional currency is the Canadian dollar.  The Corporation is exposed to foreign exchange risk from fluctuations in exchange rates between the U.S. dollar and the Canadian dollar.  Significant losses may occur due to significant balances of cash and cash equivalents and short-term investments held in Canadian dollars that may be affected negatively by an increase in the value of the U.S. dollar as compared to the Canadian dollar. The Corporation has not hedged its exposure to foreign currency fluctuations.

As at December 31, 2009 and March 31, 2009, the Corporation is exposed to currency risk through its cash and restricted cash, accounts receivable, accounts payable, accrued liabilities and promissory notes denominated in Canadian dollars as follows:

	December 31, 2009	March 31, 2009

Cash and restricted cash	$38,121	$1,172,539
Accounts receivable	-	50,476
Accounts payable	89,799	132,570
Accrued liabilities	282,518	333,360
Promissory notes	-	2,100,920

Based on the above foreign currency exposure as at December 31, 2009 and March 31, 2009 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $33,420 and $134,384 respectively, in the Corporation’s foreign currency loss/gain.

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

7.	Financial Instruments (continued)

(e)	Credit Risk

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at December 31, 2009, the balance of the Corporation’s allowance for doubtful accounts was $30,474 (March 31, 2009 - $31,785).  The Corporation has good credit history with its customers and the amounts due from them generally are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at December 31, 2009:

0-30 days	$668,478
31-60 days	81,755
61-90 days	5,973
Over 90 days due	31,235
$787,441

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection. At December 31, 2009, three customers accounted for 22%, 20% and 14% of the Corporation’s accounts receivable balance (March 31, 2009 – 16%, 26% and 3%).

(f)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they are due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

8.	Cash and cash equivalents and funds held for /due to merchants

Cash and cash equivalents

At December 31, 2009, the Corporation held $3,979,487 (March 31, 2009: $6,138,530) in cash and cash equivalents.  Included in this balance was $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use to the Corporation (March 31, 2009 - $1 million).

8.	Cash and cash equivalents and funds held for /due to merchants (continued)

Funds held for/due to merchants

At December 31, 2009, the Corporation held funds due to merchants in the amount of $4,266,636 (March 31, 2009 - $10,746,731.) The funds held for/due to merchants were comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to nine months;

•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and

•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

9.	Stock-based compensation

The Corporation accounts for all stock options issued based on their fair value as required by the CICA Section 3870 which does not differ materially from the application required under the FASB issued authoritative guidance regarding share-based payment.

During the three months ended December 31, 2009, the Corporation granted 125,000 stock options under the Corporation’s 2009 Stock Incentive Plan. The weighted average grant date fair value for these stock options is $0.44 per stock option. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 2.32%;

Expected volatility of 78.09%;

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

Expected life of the stock options of 4 years; and

No dividend yields.

During the nine months ended December 31, 2008, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option plan, its 1998 Stock Incentive Plan or its 2009 Stock Incentive Plan.

10.	Income Taxes

During the three and nine months ended December 31, 2009, the Corporation implemented certain tax planning strategies relating to its subsidiary, Beanstream. These strategies are expected to permit the recovery of income taxes previously paid on behalf of Beanstream. During the three months ended December 31, 2009, the Corporation recorded $324,275 in current income tax recovery. Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the three months ended December 31, 2009, we revised the value of the future tax assets pertaining to the Canadian non-capital loss carry-forwards as a result of newly available data and information. The Corporation decreased its future tax asset value resulting in a future income tax expense of $650,119 after application of the change in accounting estimate pertaining to the value of the Canadian non-capital loss carry-forwards available for future use. The change in accounting estimate has been applied prospectively from October 1, 2009.

11.	Commitments and Contingencies

All commitments and contingencies remain unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959), except as noted below:

During the three months ended December 31, 2009, a subsidiary of the Corporation entered into a Settlement and License Agreement (the “License Agreement”) with one of the defendants (the “Released Defendant”) in the patent infringement lawsuit originally filed on November 19, 2008 in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40220.  The subsidiary of the Corporation sought damages, injunctive and other relief for the alleged infringement of this patent. The License Agreement was effective December 29, 2009 and provided the Released Defendant with a fully paid-up license to the subsidiary of the Corporation’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the License Agreement, the Released Defendant paid the subsidiary of the Corporation compensation in the amount of $1,150,000 for releases, licenses, covenants and all other rights granted under the License Agreement.   Pursuant to a retention agreement with its legal firm, the subsidiary of the Corporation paid $288,175 in legal fees for the firm’s services in connection with the License Agreement.

The License Agreement contained a number of elements that have been recorded in these consolidated financial statements under the guidance of EIC-175, which does not differ materially from the application required under the FASB issued authoritative guidance on revenue arrangements with multiple deliverables.  Total arrangement consideration has been allocated to each of the following deliverables using the relative selling price method:

•	Licenses – the subsidiary of the Corporation has issued a licence for the use of existing patents. This revenue has been recognized in the period.
•
Release from litigation – the subsidiary of the Corporation has agreed to release the Released Defendant from any claims or causes of action for patent infringement as of the effective date.  This revenue has been recognized in the period.

•
Covenant-not-to-sue provision – the subsidiary of the Corporation has agreed to a covenant-not-to-sue provision for infringement of any patents for a specified period commencing on the effective date of the License Agreement. This revenue has been deferred and will be recognized ratably over the specified period.

12.	Industry and geographic segments

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

Intellectual Property Licensing (“IPL”) operations involve licensing the subsidiary of the Corporation’s intellectual property estate, which includes five U.S. patents describing electronic check processing methods.

Check Processing/Software Licensing (“CP/SL”) operations involve primary and secondary check collection including electronic check re-presentment (RCK) and software licensing.

Within these segments, performance is measured based on revenue, factoring in interest income and expenses and amortization and depreciation as well as income before income taxes from each segment. There are no transactions between segments. The Corporation does not generally allocate corporate or centralized marketing and general and administrative expenses to its business unit segments because these activities are managed separately from the business units.  Asset information by operating segment is not reported to or reviewed by the Corporation’s decision makers on an interim basis and therefore, the Corporation has not disclosed asset information for each operating segment.

Financial information for each reportable segment for the three and nine months ended December 31, 2009 and 2008 was as follows:

12.	Industry and geographic segments (continued)

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2009	Canada	U.S.	U.S.	Items		Total

Total revenue	$2,674,557	$1,534,333	$533,678	$-		$4,742,568
Revenue: major customers	574,690	1,382,669	278,368	-		2,235,727
Cost of revenue	1,488,974	446,637	356,735	37,464	1	2,329,810
General and administrative	258,457	(30,315)	136,969	694,054	2	1,059,165
Sales and marketing	97,323	-	5,393	765	1	103,481
Product development and enhancement	110,526	-	-	12,233	1	122,759
Amortization and depreciation	15,628	41,857	13,657	129,204	3	200,346
Income (losses) before income taxes	$659,262	$1,076,596	$19,881	$(814,365)	4	$941,374

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2008	Canada	U.S.	U.S.	Items		Total

Total revenue	$1,948,747	$431,354	$657,140	$-		$3,037,241
Revenue: major customers	585,500	305,556	337,490	-		1,228,546
Cost of revenue	1,090,901	287	432,056	37,464	1	1,560,708
General and administrative	145,262	1,921	111,825	703,615	2	962,623
Sales and marketing	70,928	-	5,456	765	1	77,149
Product development and enhancement	46,046	-	-	12,233	1	58,279
Amortization and depreciation	10,729	42,057	15,481	128,835	3	197,102
Income (losses) before income taxes	$698,119	$398,738	$82,409	$(691,890)	4	$487,376

Nine months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2009	Canada	U.S.	U.S.	Items		Total

Total revenue	$7,060,499	$2,428,351	$1,740,923	$-		$11,229,773
Revenue: major customers	1,736,013	1,993,781	959,475	-		4,689,269
Cost of revenue	4,032,550	447,477	1,078,970	111,579	1	5,670,576
General and administrative	629,149	9,579	361,600	2,083,301	2	3,083,629
Sales and marketing	277,855	-	15,952	2,277	1	296,084
Product development and enhancement	306,151	-	-	36,434	1	342,585
Amortization and depreciation	42,761	125,820	40,658	387,691	3	596,930
(Gain) on sale of assets	-	-	(1,656)	(2,174)	5	(3,830)
Income (losses) before income taxes	$1,570,111	$1,846,769	$245,261	$(2,360,814)	4	$1,301,327

Nine months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2008	Canada	U.S.	U.S.	Items		Total

Total revenue	$5,873,518	$1,271,948	$2,156,221	$-		$9,301,687
Revenue: major customers	1,717,463	916,668	1,054,354	-		3,688,485
Cost of revenue	3,223,944	1,962	1,241,435	113,066	1	4,580,407
General and administrative	457,461	12,416	467,197	2,271,989	2	3,209,063
Sales and marketing	216,394	-	19,036	2,285	1	237,715
Product development and enhancement	161,022	-	-	36,567	1	197,589
Amortization and depreciation	31,617	126,143	48,378	383,516	3	589,654
(Gain) on sale of assets	-	-	(864)	-	5	(864)
Income (losses) before income taxes	$1,937,396	$1,165,728	$361,073	$(2,567,051)	4	$897,146

1	Represents stock-based compensation expense.
2	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents earnings (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Represents (gain) on sale of assets included in the unallocated corporate or centralized marketing general and administrative expenses.

13.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles

These consolidated financial statements are prepared using Canadian GAAP, which does not differ materially from generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to the accounting policies and disclosures in these financial statements except as set out below:

(a)	Under U.S. GAAP, the Corporation could not effect the reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation’s common stock.

(b)	Income Taxes

In June 2006, the FASB issued authoritative guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the recognition threshold and measurement of a tax position taken or expected to be taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. The guidance also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The guidance is effective for fiscal years beginning after December 15, 2006.

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

(c)	Changes in U.S. GAAP

Recent accounting pronouncements affecting the Corporation’s financial reporting under U.S. GAAP are summarized below:

(i)
On July 1, 2009, the FASB established the new source of authoritative accounting principles, the FASB Accounting Standards Codification™ (the Codification). This new source of authoritative accounting principles recognized by the FASB is to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Accounting Standards Updates will not be authoritative in their own right as they will serve to update the Codification. This adoption did not impact the Corporation’s consolidated financial statements.

(ii)
In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Corporation has fully adopted this guidance in the first quarter of fiscal 2010.  Adoption of this guidance had no impact on the consolidated financial statements and the accompanying notes.

(iii)
In December 2007, the FASB issued authoritative guidance regarding business combinations. This guidance is broader in scope than previous guidance that applied only to business combinations in which control was obtained by transferring consideration. The new guidance applies to all transactions and other events in which one entity obtains control over one or more other businesses. The new guidance is effective for fiscal years beginning after December 15, 2008.  The Corporation has adopted the guidance as at April 1, 2009.  Adoption of this guidance did not have an impact on the consolidated financial statements and the accompanying notes.  The impact of this guidance will not be known until such time as the Corporation enters into a business combination, if ever.

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

13.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles (continued)

The underlying principle of the new guidance is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the previous FASB issued authoritative guidance of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The new guidance also changes the presentation of net income to include and identify net income attributable to the non-controlling interest.  The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary.

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

(viii)
In April 2009, the FASB issued authoritative guidance regarding interim disclosures about fair value of financial instruments.  This guidance functions to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation has adopted the guidance as at June 30, 2009.  Adoption of this guidance has had no material impact on the consolidated financial statements and the accompanying notes.

13.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles (continued)

(ix)
In May 2009, the FASB issued authoritative guidance regarding subsequent events. The new statement provides additional guidance on what events that occur subsequent to the balance sheet date will be recognized and/or disclosed.  It also provides guidance on the date through which subsequent events have to be evaluated. This statement shall be effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Corporation has adopted the guidance as at June 30, 2009.  Adoption of this guidance has not had a material impact on the consolidated financial statements and the accompanying notes.  The Corporation evaluated its December 31, 2009 financial statements for subsequent events through February 12, 2010, the date the financial statements were issued.  The Corporation is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

(x)
In October 2009, the FASB issued authoritative guidance on certain revenue arrangements that include software elements that is effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance, tangible products that contain software components and non-software components that function together to deliver the tangible product’s essential functionality and undelivered elements that relate to software that is essential to the functionality of the tangible product are not within the scope of the software revenue recognition guidance.  The Corporation has early adopted this guidance in the quarter ended December 31, 2009 and retrospectively applied the guidance as at April 1, 2009. The effect of early adoption did not have an impact on amounts previously reported during the prior interim periods in the 2010 fiscal year.

(xi)
In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements that is effective for fiscal years on or after June 15, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements including, but not limited to, significant judgments made in applying the guidance and how changes in the judgments or in the application of the guidance may significantly affect either the timing or amount of revenue recognition. The Corporation has early adopted this guidance in the quarter ended December 31, 2009 and retrospectively applied the guidance as at April 1, 2009. The effect of early adoption did not have an impact on amounts previously reported during the prior interim periods in the 2010 fiscal year.

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

IPL Segment

Our Intellectual Property Licensing Operations ("IPL") involve licensing our intellectual property estate, which includes five U.S. patents describing electronic check processing methods.  When we provide clients licenses to our intellectual property estate, we typically earn revenue from ongoing royalty fees and, in some cases, release fees for potential past infringement. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer portions of this revenue and recognize the revenue ratably over the license term.

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

Results of Operations

Three months ended December 31, 2009 compared to three months ended December 31, 2008

Revenue

Total revenue for the three months ended December 31, 2009 was approximately $4,743,000, an increase of approximately $1,706,000 or approximately 56.2% from total revenue of approximately $3,037,000 for the three months ended December 31, 2008.  This increase is primarily attributable to an increase in IPL revenues for the period of approximately $1,103,000 and partially attributable to an increase in TPP revenues of approximately $726,000.

During the three months ended December 31, 2009 revenue from and associated with our two largest customers amounted to approximately 34.8% of total revenue as compared to approximately 19.3% of total revenue for the three months ended December 31, 2008.  The increase in the percentage of revenue from and associated with our two largest customers to total revenue is primarily attributable to an increase in our IPL revenue associated with one customer, representing 22.7% of total revenue, during the three months ended December 31, 2009. We are economically dependent on revenue from one of these customers representing 12.1% of total revenue (2008 – 19.3%) as revenue from the other customer is non-recurring.  The temporary or permanent loss of this customer might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, transaction fees and software customization fees.  TPP segment revenue for the three months ended December 31, 2009 was approximately $2,675,000, an increase of approximately $726,000 or approximately 37.3% from TPP segment revenue of approximately $1,949,000 for the three months ended December 31, 2008. The increase in TPP segment revenue was primarily attributable to software customization fee revenue of approximately $214,000 recognized during the current period.

Transaction fees for the three months ended December 31, 2009 were approximately $2,042,000 compared to approximately $1,588,000 for the three months ended December 31, 2008, an increase of approximately $454,000 or approximately 28.5%.  The increase in transaction fees was primarily attributable to a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 12% from the prior fiscal third quarter. Since a significant amount of our TPP segment revenue originates in Canadian dollars, the conversion of this revenue to U.S. dollars was at an increased exchange rate when compared to the prior fiscal third quarter conversion. Transaction fees originating in Canadian dollars were approximately $2,159,000CAD for the three months ended December 31, 2009 compared to $1,926,000CAD for the three months ended December 31, 2008, an increase of approximately $233,000 or approximately 12.1%. The amortized portion of one-time set-up fees recognized was approximately $46,000 for the three months ended December 31, 2009 compared to approximately $35,000 for the three months ended December 31, 2008, an increase of approximately $11,000 or approximately 31.4%.   Monthly gateway fees for the three months ended December 31, 2009 were approximately $318,000 compared to approximately $243,000 for the three months ended December 31, 2008, an increase of approximately $75,000 or approximately 30.9%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $1,103,000 or approximately 256%, from approximately $431,000 for the three months ended December 31, 2008 to approximately $1,534,000 for the three months ended December 31, 2009. The increase in revenue from licensing our patented intellectual property was primarily attributable to the net licensing revenue recognized of approximately $1,077,000 from the License Agreement entered into during the three months ended December 31, 2009 and partially attributable to an increase of approximately $26,000 in licensing revenue related to aggregate licenses providing running royalties and other paid up license fees.

CP/SL Segment

CP/SL segment revenue for the three months ended December 31, 2009 was approximately $534,000, a decrease of approximately $123,000 or approximately 18.7% from CP/SL segment revenue of approximately $657,000 for the three months ended December 31, 2008. The decrease in CP/SL segment revenue was primarily attributable to a reduction in revenue from our primary and secondary check collections business.

Revenue from our primary check collections business decreased approximately 26.5% from approximately $117,000 for the three months ended December 31, 2008 to approximately $86,000 for the three months ended December 31, 2009. Revenue from our secondary check collections business decreased approximately 17.5% from approximately $509,000 for the three months ended December 31, 2008 to approximately $420,000 for the three months ended December 31, 2009. The decrease in primary and secondary check collections business is primarily attributable to a reduction of approximately 20.5% in returned checks for primary collections business and partially attributable to a reduction in collections of the principal amount and related fees of returned checks assigned for secondary recovery.  We believe as consumers continue to use checks less as a method of payment in favor of other methods of payment, particularly electronic forms of payments including debit and credit cards, the value of returned checks available for our primary and secondary check collections business may continue to decrease.  We anticipate developing plans to increase the volume of returned checks in addition to developing plans to decrease expenses associated with this segment.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments and partially of costs incurred by the IPL operating segment.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation. IPL segment costs of revenue are primarily legal retention fees and disbursement costs incurred in generating licensing revenue.

Cost of revenue increased from approximately $1,561,000 for the three months ended December 31, 2008, to approximately $2,330,000 for the three months ended December 31, 2009, an increase of approximately $769,000 or approximately 49.3%. The increase was primarily attributable to an increase in our TPP segment cost of revenue of approximately $398,000 or approximately 36.5% from approximately $1,091,000 for the three months ended December 31, 2008 to approximately $1,489,000 for the three months ended December 31, 2009 and an increase in IPL segment cost of revenue of approximately $447,000 from approximately $NIL for the three months ended December 31, 2008 to approximately $447,000 for the three months ended December 31, 2009. The increase in TPP segment cost of revenue was primarily attributable to a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 12% from the prior fiscal third quarter. Since a significant amount of our TPP segment cost of revenue originates in Canadian dollars, the conversion of these costs to U.S. dollars was at an increased exchange rate when compared to the prior fiscal third quarter conversion. TPP segment costs of revenue originating in Canadian dollars was approximately $1,574,000CAD for the three months ended December 31, 2009 compared to $1,323,000CAD for the three months ended December 31, 2008, an increase of approximately $251,000 or approximately 19%. The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the License Agreement during the three months ended December 31, 2009.

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

General and administrative expenses increased to approximately $1,059,000 from approximately $963,000 for the three months ended December 31, 2009 and 2008, respectively, an increase of approximately $96,000 or approximately 10%. Included in general and administrative expenses are TPP segment expenses of approximately $258,000 for the three months ended December 31, 2009, an increase of approximately $113,000 compared to general and administrative expenses of approximately $145,000 for the three months ended December 31, 2008. The increase in TPP segment general and administrative expenses is primarily attributable to the foreign exchange effect of a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 12% from the prior fiscal third quarter.  CP/SL segment expenses increased to approximately $137,000 from approximately $112,000 for the three months ended December 31, 2009 and 2008, respectively, an increase of approximately $25,000 or approximately 22.3%.

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

Sales and marketing expenses increased to approximately $103,000 from approximately $77,000 for the three months ended December 31, 2009 and 2008, respectively, an increase of approximately 33.8%. The increase is primarily attributable to an increase of approximately $26,000 in TPP segment sales and marketing expenses from approximately $71,000 for the three months ended December 31, 2008 to approximately $97,000 for the three months ended December 31, 2009.  The increase in TPP segment sales and marketing expenses is primarily attributable to the foreign exchange effect of a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 12% from the prior fiscal third quarter and partially attributable to an increase in wages and commissions of approximately $15,000 CAD.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improving and enhancing of the existing product and service lines.

Product development and enhancement expenses were approximately $123,000 for the three months ended December 31, 2009 as compared to $58,000 for the three months ended December 31, 2008. This increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $65,000 or approximately 141.3% from approximately $46,000 for the three months ended December 31, 2008 to approximately $111,000 for the three months ended December 31, 2009.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

Amortization and Depreciation

Amortization and depreciation increased to approximately $200,000 from approximately $197,000 for the three months ended December 31, 2009 and 2008, respectively, an increase of approximately $3,000 or approximately 1.5%.

Interest income

Interest income decreased to approximately $4,000 from approximately $59,000 for the three months ended December 31, 2009 and 2008, respectively. The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments and a decrease in interest rates earned on cash investments.

Interest expense

Interest expense decreased to approximately $1,000 from approximately $45,000 for the three months ended December 31, 2009 and 2008, respectively.  The decrease is primarily attributable to the payment of the final installment of approximately $2,321,000 on the promissory notes relating to the acquisition of Beanstream which was made in the first quarter of fiscal 2010.

Income tax expense (recovery)

Income tax expense (recovery) consists of a recovery of current income taxes of approximately $324,000 for the three months ended December 31, 2009 compared to an income tax expense of approximately $206,000 for the three months ended December 31, 2008, a decrease of current income tax expense of approximately $530,000.  The decrease is primarily attributable to the expected recovery of taxes for the current fiscal quarter resulting from the implementation of certain tax planning strategies during the three months ended September 30, 2009.  These strategies are intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Future income tax expense was approximately $650,000 for  the three months ended December 31, 2009 compared to $NIL for the three months ended December, 31, 2008, an increase in future income tax expense of approximately $650,000. The increase in future income tax expense was primarily attributable to a decrease in the future tax asset value as at December 31, 2009.

Net income

Net income increased by approximately $335,000 from net income of approximately $281,000 for the three months ended December 31, 2008 to approximately $616,000 for the three months ended December 31, 2009.

Basic and diluted earnings per share were both approximately $0.02 for the three months ended December 31, 2009, as compared to approximately $0.01 for the three months ended December 31, 2008.

Results of Operations

Nine months ended December 31, 2009 compared to nine months ended December 31, 2008

Revenue

Total revenue for the nine months ended December 31, 2009 was approximately $11,230,000, an increase of approximately $1,928,000 or approximately 20.7% from total revenue of approximately $9,302,000 for the nine months ended December 31, 2008.  This increase is primarily attributable to the increase in our TPP segment revenue of approximately $1,186,000 or approximately 20.2%, from approximately $5,874,000 for the nine months ended December 31, 2008 to approximately $7,060,000 for the nine months ended December 31, 2009 and an increase in our IPL segment revenue of approximately $1,156,000 or approximately 90.9% from approximately $1,272,000 to approximately $2,428,000.

During the nine months ended December 31, 2009 revenue from and associated with our largest customer amounted to approximately 15.5% of total revenue as compared to approximately 18.5% of total revenue for the nine months ended December 31, 2008.  The decrease in the percentage of revenue from and associated with our largest customer to total revenue is primarily attributable to our total revenue increasing approximately 20.7% from total revenue of the prior fiscal nine month period resulting from an increase in our TPP and IPL segment revenue.  We are economically dependent on revenue from this customer and the temporary or permanent loss of this customer might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, transaction fees and software customization fees. TPP segment revenue for the nine months ended December 31, 2009 was approximately $7,060,000 as compared to TPP segment revenue of approximately $5,874,000 for the nine months ended December 31, 2008, an increase of approximately $1,186,000 or approximately 20.2%.

Transaction fees for the nine months ended December 31, 2009 were approximately $5,638,000 compared to transaction fees of approximately $4,765,000 for the nine months ended December 31, 2008, an increase of approximately $873,000 or approximately 18.3%.  The amortized portion of one-time set-up fees recognized was approximately $121,000 for the nine months ended December 31, 2009 compared to one-time set-up fees for the nine months ended December 31, 2008 of approximately $106,000, an increase of approximately $15,000 or approximately 14.2%.    Monthly gateway fees for the nine months ended December 31, 2009 were approximately $874,000 compared to monthly gateway fees for the nine months ended December 31, 2008 of approximately $741,000, an increase of approximately $133,000 or approximately 17.9%. The increase in transaction fees, one-time set-up fees and monthly gateway fees was primarily attributable to a 13.7% increase in new customer contracts during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $1,156,000 or approximately 90.9%, from approximately $1,272,000 for the nine months ended December 31, 2008 to approximately $2,428,000 for the nine months ended December 31, 2009.  The increase in revenue from licensing our patented intellectual property was primarily attributable to the revenue recognized of approximately $1,077,000 from the License Agreement entered into during the nine months ended December 31, 2009 and partially attributable to an increase of approximately $79,000 in licensing revenue related to aggregate licenses providing running royalties and other paid up license fees.

CP/SL Segment

CP/SL segment revenue for the nine months ended December 31, 2009 was approximately $1,741,000, a decrease of approximately $415,000 or approximately 19.2% from CP/SL segment revenue of approximately $2,156,000 for the nine months ended December 31, 2008.

Revenue from our primary check collections business decreased approximately $67,000 or approximately 18.2% from approximately $368,000 for the nine months ended December 31, 2008 to approximately $301,000 for the nine months ended December 31, 2009. Revenue from our secondary check collections business decreased approximately $230,000 or approximately 14.5% from approximately $1,586,000 for the nine months ended December 31, 2008 to approximately $1,356,000 for the nine months ended December 31, 2009. The decrease in primary and secondary check collections business is primarily attributable to a reduction in returned checks for primary collections business and a reduction in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation.  IPL segment costs of revenue are primarily legal retention fees and disbursement costs incurred in generating licensing revenue.

Cost of revenue increased from approximately $4,580,000 for the nine months ended December 31, 2008, to approximately $5,671,000 for the nine months ended December 31, 2009, an increase of approximately $1,091,000 or approximately 23.8%. This increase was primarily attributable to an increase in TPP segment cost of revenue of approximately $809,000 or approximately 25.1%, from approximately $3,224,000 for the nine months ended December 31, 2008 to approximately $4,033,000 for the nine months ended December 31, 2009.   The increase in TPP segment cost of revenue was primarily attributable to an increase in our transaction costs which include interchange, assessments and other transaction fees and partially attributable to an increase in staffing within our customer service support team.  CP/SL segment cost of revenue was approximately $1,079,000 for the nine months ended December 31, 2009 as compared to approximately $1,241,000 for the nine months ended December 31, 2008, a decrease in CP/SL segment cost of revenue of approximately $162,000 or approximately 13.1%.  IPL segment cost of revenue was approximately $447,000 for the nine months ended December 31, 2009, as compared to approximately $2,000 for the nine months ended December 31, 2008, an increase in IPL segment cost of revenue of approximately $445,000.  The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the License Agreement during the nine months ended December 31, 2009.

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

General and administrative expenses decreased to approximately $3,084,000 from approximately $3,209,000 for the nine months ended December 31, 2009 and 2008, respectively, a decrease of approximately $125,000 or approximately 3.9%. Included in general and administrative expenses for the nine months ended December 31, 2009 are TPP segment expenses of approximately $629,000 as compared to approximately $457,000 for the nine months ended December 31, 2008.  The increase in TPP segment general and administrative expenses was primarily attributable to an increase in accounting and legal fees, bank charges and interest expense of approximately $127,000 collectively.  CP/SL segment expenses decreased to approximately $362,000 from approximately $467,000 for the nine months ended December 31, 2009 and 2008, respectively, a decrease of approximately $105,000 or approximately 22.5%. The decrease in CP/SL segment general and administrative expenses is primarily attributable to staff reductions and cost savings relating to the relocation of our Wichita, Kansas office during the third quarter of our prior fiscal year. Also included in general and administrative expenses are stock-based compensation expenses of approximately $781,000  for the nine months ended December 31, 2009 compared to approximately $871,000 for the nine months ended December 31, 2008, a decrease of approximately $90,000 or approximately 10.3%.

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

Sales and marketing expenses increased to approximately $296,000 from approximately $238,000 for the nine months ended December 31, 2009 and 2008, respectively, an increase of approximately $58,000 or approximately 24.4%. The increase is primarily attributable to an increase in our TPP segment sales and marketing expenses of approximately $62,000 from approximately $216,000 for the nine months ended December 31, 2008 to approximately $278,000 for the nine months ended December 31, 2009.  The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $54,000.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improving and enhancing of the existing product and service lines.

Product development and enhancement expenses were approximately $343,000 for the nine months ended December 31, 2009 as compared to approximately $198,000 for the nine months ended December 31, 2008. The increase is primarily attributable to an increase in our TPP segment product development and enhancement expenses of approximately $145,000, or approximately 90%, from approximately $161,000 for the nine months ended December 31, 2008 to approximately $306,000 for the nine months ended December 31, 2009.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008.

Amortization and Depreciation

Amortization and depreciation increased to approximately $597,000 from approximately $590,000 for the nine months ended December 31, 2009 and 2008, respectively, an increase of approximately $7,000 or approximately 1.2%.

Interest income

Interest income decreased to approximately $21,000 from approximately $203,000 for the nine months ended December 31, 2009 and 2008, respectively. The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments and a decrease in interest rates earned on cash investments.

Interest expense

Interest expense decreased to approximately $48,000 from approximately $204,000 for the nine months ended December 31, 2009 and 2008, respectively. The decrease is primarily attributable to the payment of the final installment of approximately $2,321,000 on the promissory notes relating to the acquisition of Beanstream which was made in the first quarter of fiscal 2010.

Income tax expense (recovery)

Income tax expense (recovery) consists of a recovery of current income taxes of approximately $324,000 for the nine months ended December 31, 2009 compared to an income tax expense of approximately $597,000 for the nine months ended December 31, 2008, a decrease of current income tax expense of approximately $921,000.  The decrease is primarily attributable to the expected recovery of taxes for the current fiscal period resulting from the implementation of certain tax planning strategies during the nine months ended December 31, 2009. These strategies are intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Future income tax expense was approximately $554,000 for  the nine months ended December 31, 2009 compared to $NIL for the nine months ended December 31, 2008, an increase in future income tax expense of approximately $554,000. The increase in future income tax expense was primarily attributable to a decrease in the future tax asset value as at December 31, 2009.

Net income

Net income increased approximately $771,000 from net income of approximately $300,000 for the nine months ended December 31, 2008 to approximately $1,071,000 for the nine months ended December 31, 2009.

Basic and diluted earnings per share were both approximately $0.04 for the nine months ended December 31, 2009, as compared to basic and diluted earnings per share of approximately $0.01 for the nine months ended December 31, 2008.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $5,511,000 in working capital as of December 31, 2009 compared to approximately $2,762,000 in working capital as of March 31, 2009, an increase of approximately $2,749,000. The increase in working capital was primarily attributable to an increase in the current portion of future income taxes of approximately $1,014,000 resulting from the implementation of tax planning strategies during the nine months ended December 31, 2009.  These strategies are intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Cash provided by operating activities was approximately $175,000 for the nine months ended December 31, 2009, as compared to cash used in operating activities of approximately $584,000 for the nine months ended December 31, 2008, an increase in cash generated by operating activities of approximately $759,000. The increase in cash provided by operating activities was primarily attributable to a decrease in cash used in discharging accounts payable and accrued liabilities of approximately $71,000 for the nine months ended December 31, 2009 as compared to cash used in discharging accounts payable and accrued liabilities of approximately $802,000 for the nine months ended December 31, 2008.  Cash used in investing activities was approximately $86,000 for the nine months ended December 31, 2009 as compared to approximately $102,000 for the nine months ended December 31, 2008, a decrease in cash used in investing activities of approximately $16,000. The decrease in cash used in investing activities was primarily attributable to a decrease in acquisition of property and equipment of approximately $16,000 for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008.  Cash used in financing activities was approximately $2,462,000 for the nine months ended December 31, 2009 as compared to approximately $2,990,000 for the nine months ended December 31, 2008, a decrease in cash used in financing activities of approximately $528,000. The decrease in cash used in financing activities was primarily due to the difference in the payments on the promissory notes relating to the acquisition of Beanstream.  During the nine months ended December 31, 2009 we made the second and final payment of approximately $2,321,000 on the promissory notes as compared to the first payment of approximately $2,844,000 on the promissory notes made during the nine months ended December 31, 2008, a difference in payments of approximately $523,000.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of December 31, 2009, the Corporation’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

In light of our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor (as demonstrated by our acquisition of Beanstream), our long-term plans may include the potential to strategically acquire complementary businesses, products or technologies and may also include instituting actions against other entities who we believe are infringing our intellectual property.  While we believe that existing cash and cash equivalent balances and potential cash flows from operations should satisfy our long-term cash requirements, we may nonetheless have to raise additional funds for these purposes, either through equity or debt financing, as appropriate.  There can be no assurance that such financing would be available on acceptable terms, if at all.

Recently Adopted Accounting Guidance

In December 2009, CICA’s EIC issued an Abstract of Issues Discussed, “Multiple Deliverable Revenue Arrangements”, which does not differ materially from the FASB authoritative guidance on revenue recognition issued in October 2009.  We have early adopted this guidance during the quarter ended December 31, 2009 and retrospectively applied the guidance as at April 1, 2009. Under the FASB's new guidance on arrangements that contain software components and non-software components that function together to deliver the tangible product’s essential functionality and undelivered elements that relate to software that is essential to the functionality of the tangible product are not within the scope of the software revenue recognition guidance. Additionally, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements, including, but not limited to significant judgments made in applying the guidance and how changes in judgments or in the application of the guidance may significantly affect either the timing or amount of revenue recognition. We have also early adopted both of the FASB's new guidance during the quarter ended December 31, 2009 and retrospectively applied the guidance as at April 1, 2009.  The effect of early adoption of this guidance did not impact any amounts previously reported during the prior interim periods in the 2010 fiscal year.

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2009. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).

Contingencies

LML Patent Corp., our indirect wholly-owned subsidiary, entered into a Settlement and License Agreement (the “License Agreement”) with one of the defendants (the “Released Defendant”) in the patent infringement lawsuit originally filed by LML Patent Corp. in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40220.    LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of this patent.  The License Agreement was effective December 29, 2009 and provided the Released Defendant with a fully paid-up license to LML Patent Corp’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the License Agreement, the Released Defendant paid LML Patent Corp. compensation in the amount of $1,150,000 for releases, licenses, covenants and all other rights granted under the License Agreement.  Pursuant to the License Agreement, the lawsuit against the Released Defendant was dismissed with prejudice on January 5, 2010.

In addition to legal matters described herein and as previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2009 until December 31, 2009, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).

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

LML Patent Corp., our indirect wholly-owned subsidiary, entered into a Settlement and License Agreement (the “License Agreement”) with RBS Citizens Bank N.A. (the “Released Defendant”), one of the defendants in the patent infringement lawsuit originally filed by LML Patent Corp. in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40220.   LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of this patent.  The License Agreement was effective December 29, 2009 and provided the Released Defendant with a fully paid-up license to LML Patent Corp.’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the License Agreement, the Released Defendant paid LML Patent Corp. compensation in the amount of $1,150,000 for releases, licenses, covenants and all other rights granted under the License Agreement.  Pursuant to the License Agreement, the lawsuit against the Released Defendant was dismissed with prejudice on January 5, 2010.

In addition to the legal matters described herein and as previously reported in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009 (file no. 000-13959).

ITEM 6.	EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 000-13959)).

3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 000-13959)).

10.1*†	Settlement and License Agreement between LML Patent Corp. and RBS Citizens Bank N.A. dated December 29, 2009.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*      filed herewith

†      Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

February 12, 2010