Form 10-Q/A
period 2009-12-31
LML PAYMENT SYSTEMS INC
filed 2010-06-17
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [X] (not applicable to registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

EXPLANATORY NOTE

On June 11, 2010, the Audit Committee of the board of directors of LML Payment Systems Inc. (the “Corporation,” sometimes referred to as “we”, “us” or “our”), upon the identification by and recommendation of our management, concluded that the previously issued financial statements contained in our quarterly report on Form 10-Q for the quarterly period ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2010 should no longer be relied upon because of errors in those financial statements, and that we would restate those financial statements to make the necessary accounting corrections.

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 is being filed to reflect restatements of the Corporation‘s Consolidated Balance Sheet as of December 31, 2009, and the related Consolidated Statements of Operations and Deficit, Comprehensive (Loss) Income and Cash Flows for the three and nine months ended December 31, 2009 (the “Consolidated Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 2 to the Consolidated Financial Statements. These restatements reflect adjustments to future income taxes as filed for the three and nine months ended December 31, 2009.   The Corporation is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures in order to reflect the effects of the restatement. The Corporation has also supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included as Exhibits 31.1, 31.2 and 32 to this Amendment.  No other information included in the original Form 10-Q (including any forward-looking statements contained therein) is amended hereby, and, except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the Form 10-Q for the quarter ended December 31, 2009 was initially filed with the SEC.

The restatement principally relates to an error in the calculation of the future income tax asset balances as at December 31, 2009. The miscalculation occurred from the failure to reduce the future tax asset amounts by the taxable income earned by the respective entities holding the future tax assets. See Note 2 to the Corporation’s unaudited Consolidated Financial Statements included in “Part I Financial Information — Item 1” of this report for additional information. Management determined that the adjustments necessary to properly state future income tax assets were material for the third quarter of fiscal 2010. Accordingly, management recommended to the Audit Committee that a restatement was required.

In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-Q/A under Item 4 of Part I, “Controls and Procedures.” Management identified material weaknesses in the Corporation’s internal control over financial reporting with respect to the calculation of future income tax expense for the three and nine months ended December 31, 2009. As a result of these material weaknesses, our Chief Executive Officer and Chief Accounting Officer concluded that our internal controls over financial reporting were ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2009 and through the date of this filing. As of the date of this Form 10-Q/A, our efforts to remediate the weakness in our internal control over financial reporting include the engagement of external resources and the implementation of new procedures with respect to the segregation of the calculation and review processes of the tax provision.  While we believe that these actions will remediate the material weakness control deficiencies we have identified and strengthen our internal control over financial reporting, our Chief Executive Officer and Chief Accounting Officer will not be able to determine whether these additional controls are operating effectively until they have assessed their effectiveness as part of their evaluation of our internal control over financial reporting for the first two interim periods following implementation.  We believe that, as a result of management’s utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q/A and, to the best of our knowledge, we believe that the Consolidated Financial Statements in this Form 10-Q/A fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation.

As previously disclosed in the Corporation’s Form 8-K filed with the SEC on June 11, 2010, the Corporation’s unaudited quarterly consolidated financial statements previously included in the original Form 10-Q should no longer be relied upon.

LML PAYMENT SYSTEMS INC.
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

In this Quarterly Report on Form 10-Q/A, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)
	December 31, 2009	March 31, 2009
	Restated (see Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$3,979,487	$6,138,530
Funds held in trust	718,093	-
Funds held for merchants (Note 9)	4,266,636	10,746,731
Restricted cash	175,000	175,000
Accounts receivable, less allowances of $30,474 and $31,785, respectively	756,967	801,087
Corporate taxes receivable	582,863	-
Prepaid expenses	301,257	295,702
Current portion of future income tax assets	1,766,611	838,575
Total current assets	12,546,914	18,995,625

Property and equipment, net	235,978	227,324
Patents, net	497,160	622,730
Restricted cash	250,048	125,030
Future income tax assets	2,445,347	4,429,578
Other assets	20,362	19,020
Goodwill	17,874,202	17,874,202
Other intangible assets, net	4,834,125	5,205,487

TOTAL ASSETS	$38,704,136	$47,498,996

LIABILITIES
Current Liabilities
Accounts payable	$748,215	$756,845
Accrued liabilities	765,071	814,094
Corporate taxes payable	-	283,794
Funds due to merchants (Note 9)	4,266,636	10,746,731
Obligations under capital lease	30,043	170,243
Promissory notes	-	2,100,920
Current portion of deferred revenue	1,312,366	1,361,046
Total current liabilities	7,122,331	16,233,673

Deferred revenue	2,466,031	3,330,630

TOTAL LIABILITIES	9,588,362	19,564,303
Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 27,116,408 and 27,116,408 issued and outstanding, respectively	50,039,568	50,039,568

Contributed surplus	7,663,735	6,732,059
Deficit	(28,692,068)	(28,751,456)
Accumulated other comprehensive income (loss)	104,539	(85,478)
Total shareholders' equity	29,115,774	27,934,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,704,136	$47,498,996

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended December 31		Nine months Ended December 31

	2009	2008	2009	2008
	Restated (see Note 2)		Restated (see Note 2)

REVENUE	$4, 742,568	$3,037,241	$11,229,773	$9,301,687
COST OF REVENUE (includes stock-based compensation (“s.b.c.”) expense of $37,464 for three months ended December 31, 2009 (three months ended December 31, 2008 - $37,464) and $111,579 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $113,066))	2,329,810	1,560,708	5,670,576	4,580,407
GROSS PROFIT (excludes amortization and depreciation expense)	2,412,758	1,476,533	5,559,197	4,721,280

OPERATING EXPENSES
General and administrative (includes s.b.c. expense of $243,028 for three months ended December 31, 2009 (three months ended December 31, 2008 - $274,297) and $781,386 for nine months ended December 31, 2009 (nine months ended December 31, 2008- $871,255))	1,059,165	962,623	3,083,629	3,209,063
Sales and marketing (includes s.b.c. expense of $765 for three months ended December 31, 2009 (three months ended December 31, 2008 - $765) and $2,277 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $2,285))	103,481	77,149	296,084	237,715
Product development and enhancement (includes s.b.c. expense of $12,233 for three months ended December 31, 2009 (three months ended December 31, 2008 - $12,233) and $36,434 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $36,567))	122,759	58,279	342,585	197,589
Amortization and depreciation	200,346	197,102	596,930	589,654
(Gain) on sale of assets	-	-	(3,830)	(864)

INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	927,007	181,380	1,243,799	488,123

Foreign exchange gain	10,928	281,682	135,296	380,650
Other income (expenses)	-	10,833	(50,641)	29,808
Interest income	4,285	58,750	20,549	202,719
Interest expense	(846)	(45,269)	(47,676)	(204,154)

INCOME BEFORE INCOME TAXES	941,374	487,376	1,301,327	897,146
Income tax expense (recovery) (Note 11)
Current	(324,275)	206,074	(323,647)	597,018
Future	1,661,740	-	1,565,586	-
	1,337,465	206,074	1,241,939	597,018

NET (LOSS) INCOME	(396,091)	281,302	59,388	300,128

DEFICIT, beginning of period	(28,295,977)	(34,187,796)	(28,751,456)	(34,206,622)

DEFICIT, end of period	$(28,692,068)	$(33,906,494)	$(28,692,068)	$(33,906,494)

(LOSS) EARNINGS PER SHARE, basic and diluted	$(0.02)	$0.01	$-	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,116,408	27,116,408	27,116,408	26,741,795
Diluted	27,252,792	27,116,408	27,150,430	26,741,795

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine months Ended December 31

	2009	2008	2009	2008
	Restated (see Note 2)		Restated (see Note 2)

Net (loss) income	$(396,091)	$281,302	$59,388	$300,128
Unrealized foreign exchange gain on translation of self- sustaining operations	23,174	782	190,017	14,332
Comprehensive (loss) income	$(372,917)	$282,084	$249,405	$314,460

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine months Ended December 31

	2009	2008	2009	2008
	Restated (see Note 2)		Restated (see Note 2)

Operating Activities:
Net (loss) income	$(396,091)	$281,302	$59,388	$300,128
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Provision for losses on accounts receivable	-	-	5,705	-
Amortization and depreciation	200,346	197,102	596,930	589,654
Gain on sale of assets	-	-	(3,830)	(864)
Stock-based compensation	293,490	324,759	931,676	1,023,173
Future income taxes	1,661,740	-	1,565,586	-
Foreign exchange (gain) loss	(52,253)	(302,231)	(331,716)	(298,891)

Changes in non-cash operating working capital
Funds held in trust	(718,093)	-	(718,093)	-
Restricted cash	(100,000)	-	(100,000)	125,000
Accounts receivable	(145,436)	1,217	71,714	136,826
Corporate taxes receivable	(432,147)	-	(582,863)	-
Prepaid expenses	152,228	(21,094)	3,202	(31,127)
Accounts payable and accrued liabilities	(4,503)	31,649	(70,949)	(801,937)
Corporate taxes payable	(6,991)	55,872	(327,673)	(517,121)
Deferred revenue	(377,545)	(348,875)	(923,947)	(1,108,374)
Net cash provided by (used in) operating activities	74,745	219,701	175,130	(583,533)

Investing Activities:
Acquisition of property and equipment	(75,497)	(16,744)	(90,017)	(106,147)
Proceeds from disposal of property and equipment	-	-	3,830	5,500
Development of patents	-	-	-	(1,652)
Net cash used in investing activities	(75,497)	(16,744)	(86,187)	(102,299)

Financing Activities:
Payments on capital leases	(39,552)	(48,939)	(140,882)	(142,335)
Payment on promissory notes	-	-	(2,321,460)	(2,843,974)
Share capital financing costs	-	-	-	(3,537)
Net cash used in financing activities	(39,552)	(48,939)	(2,462,342)	(2,989,846)

Effects of foreign exchange rate changes on cash and cash equivalents	16,457	(54,565)	214,356	(39,236)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,847)	99,453	(2,159,043)	(3,714,914)

Cash and cash equivalents, beginning of period	4,003,334	5,935,401	6,138,530	9,749,768

Cash and cash equivalents, end of period	$3,979,487	$6,034,854	$3,979,487	$6,034,854

Supplemental disclosure of cash flow information
Interest paid	$846	$4,581	$47,939	$411,171
Taxes paid	-	$201,476	$435,138	$1,173,893

Non-cash investing and financing transactions not included in cash flows:

Issuance of common shares pursuant to earn-out provision	-	-	-	$1,971,125

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

CANADA	UNITED STATES
Legacy Promotions Inc.	LHTW Properties Inc.
Beanstream Internet Commerce Inc. (“Beanstream”)	LML Corp.
0858669 B.C. Ltd.	LML Patent Corp.
LML Payment Systems Corp.
Beanstream Internet Commerce Corp.

2.	Restatement of Previously Reported Consolidated Financial Statements

The Corporation has restated its historical consolidated financial statements as of December 31, 2009, and for the three and nine month periods ended December 31, 2009.

The decision to restate these consolidated financial statements was made by the Corporation’s Audit Committee upon management’s recommendation following the identification of errors related to the Corporation’s calculation of future income tax expense. The general nature and scope of the related errors and adjustments are summarized as follows:

Errors in the recording of future income tax expense — The Corporation identified errors relating to the calculation of the future tax asset balance and corresponding future income tax expense. The Corporation failed to calculate the impact that certain tax planning strategies had on the portion of its future tax assets relating to Canadian non-capital loss carry-forwards. Furthermore, the Corporation also failed to reduce the value of its U.S. federal net operating loss carry-forwards for the effect of licensing revenue generated from its Intellectual Property Licensing (“IPL”) segment. These errors resulted in an overstatement of future tax assets of approximately $1.0 million as of December 31, 2009 and understatement of future income tax expense of approximately $1.0 million for the three and nine months ended December 31, 2009. The following tables present the adjustments due to the restatements of the Corporation’s previously issued unaudited consolidated balance sheet as of December 31, 2009, unaudited consolidated statements of operations for the three and nine month periods ended December 31, 2009, unaudited consolidated statements of comprehensive (loss) income for the three and nine month period ended December 31, 2009 and unaudited consolidated statements of cash flows for the three and nine month period ended December 31, 2009:

2.	Restatement of Previously Reported Consolidated Financial Statements (continued)

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2009
(In U.S. Dollars, except as noted below)
(Unaudited)
	Previously Reported		Net Change		Restated

Current Assets
Cash and cash equivalents	$3,979,487	$			$3,979,487
Funds held in trust	718,093				718,093
Funds held for merchants (Note 9)	4,266,636				4,266,636
Restricted cash	175,000				175,000
Accounts receivable, less allowances of $30,474 and $31,785, respectively	756,967				756,967
Corporate taxes receivable	582,863				582,863
Prepaid expenses	301,257				301,257
Current portion of future income tax assets	1,852,894			(86,283)	1,766,611
Total current assets	12,633,197			(86,283)	12,546,914

Property and equipment, net	235,978				235,978
Patents, net	497,160				497,160
Restricted cash	250,048				250,048
Future income tax assets	3,370,685			(925,338)	2,445,347
Other assets	20,362				20,362
Goodwill	17,874,202				17,874,202
Other intangible assets, net	4,834,125				4,834,125

TOTAL ASSETS	$39,715,757			$(1,011,621)	$38,704,136

LIABILITIES
Current Liabilities
Accounts payable	$748,215		$		$748,215
Accrued liabilities	765,071				765,071
Corporate taxes payable	-				-
Funds due to merchants (Note 9)	4,266,636				4,266,636
Obligations under capital lease	30,043				30,043
Promissory notes	-				-
Current portion of deferred revenue	1,312,366				1,312,366
Total current liabilities	7,122,331				7,122,331

Deferred revenue	2,466,031				2,466,031

TOTAL LIABILITIES	9,588,362				9,588,362
Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-				-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-				-

Common shares, no par value, 100,000,000 shares authorized, 27,116,408 and 27,116,408 issued and outstanding, respectively	50,039,568				50,039,568

Contributed surplus	7,663,735				7,663,735
Deficit	(27,680,447)			(1,011,621)	(28,692,068)
Accumulated other comprehensive income (loss)	104,539				104,539
Total shareholders' equity	30,127,395			(1,011,621)	29,115,774

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$39,715,757			$(1,011,621)	$38,704,136

2.	Restatement of Previously Reported Consolidated Financial Statements (continued)

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(In U.S. Dollars, except share data)
(Unaudited)

	Previously Reported		Net Change	Restated

REVENUE	$4, 742,568	$		$4, 742,568
COST OF REVENUE (includes stock-based compensation (“s.b.c.”) expense of $37,464 for three months ended December 31, 2009 (three months ended December 31, 2008 - $37,464) and $111,579 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $113,066))	2,329,810			2,329,810
GROSS PROFIT (excludes amortization and depreciation expense)	2,412,758			2,412,758

OPERATING EXPENSES
General and administrative (includes s.b.c. expense of $243,028 for three months ended December 31, 2009 (three months ended December 31, 2008 - $274,297) and $781,386 for nine months ended December 31, 2009 (nine months ended December 31, 2008- $871,255))	1,059,165			1,059,165
Sales and marketing (includes s.b.c. expense of $765 for three months ended December 31, 2009 (three months ended December 31, 2008 - $765) and $2,277 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $2,285))	103,481			103,481
Product development and enhancement (includes s.b.c. expense of $12,233 for three months ended December 31, 2009 (three months ended December 31, 2008 - $12,233) and $36,434 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $36,567))	122,759			122,759
Amortization and depreciation	200,346			200,346
(Gain) on sale of assets	-			-

INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	927,007			927,007

Foreign exchange gain	10,928			10,928
Other income (expenses)	-			-
Interest income	4,285			4,285
Interest expense	(846)			(846)

INCOME BEFORE INCOME TAXES	941,374			941,374
Income tax expense (recovery) (Note 11)
Current	(324,275)			(324,275)
Future	650,119		1,011,621	1,661,740
	325,844		1,011,621	1,337,465

NET (LOSS) INCOME	615,530		(1,011,621)	(396,091)

DEFICIT, beginning of period	(28,295,977)			(28,295,977)

DEFICIT, end of period	$(27,680,447)		$(1,011,621)	$(28,692,068)

(LOSS) EARNINGS PER SHARE, basic and diluted	$0.02		$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,116,408			27,116,408
Diluted	27,252,792			27,252,792

2.	Restatement of Previously Reported Consolidated Financial Statements (continued)

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(In U.S. Dollars, except share data)
(Unaudited)

	Previously Reported		Net Change	Restated

REVENUE	$11,229,773	$		$11,229,773
COST OF REVENUE (includes stock-based compensation (“s.b.c.”) expense of $37,464 for three months ended December 31, 2009 (three months ended December 31, 2008 - $37,464) and $111,579 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $113,066))	5,670,576			5,670,576
GROSS PROFIT (excludes amortization and depreciation expense)	5,559,197			5,559,197

OPERATING EXPENSES
General and administrative (includes s.b.c. expense of $243,028 for three months ended December 31, 2009 (three months ended December 31, 2008 - $274,297) and $781,386 for nine months ended December 31, 2009 (nine months ended December 31, 2008- $871,255))	3,083,629			3,083,629
Sales and marketing (includes s.b.c. expense of $765 for three months ended December 31, 2009 (three months ended December 31, 2008 - $765) and $2,277 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $2,285))	296,084			296,084
Product development and enhancement (includes s.b.c. expense of $12,233 for three months ended December 31, 2009 (three months ended December 31, 2008 - $12,233) and $36,434 for nine months ended December 31, 2009 (nine months ended December 31, 2008 - $36,567))	342,585			342,585
Amortization and depreciation	596,930			596,930
(Gain) on sale of assets	(3,830)			(3,830)

INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	1,243,799			1,243,799

Foreign exchange gain	135,296			135,296
Other income (expenses)	(50,641)			(50,641)
Interest income	20,549			20,549
Interest expense	(47,676)			(47,676)

INCOME BEFORE INCOME TAXES	1,301,327			1,301,327
Income tax expense (recovery) (Note 11)
Current	(323,647)			(323,647)
Future	553,965		1,011,621	1,565,586
	230,318		1,011,621	1,241,939

NET INCOME	1,071,009		(1,011,621)	59,388

DEFICIT, beginning of period	(28,751,456)			(28,751,456)

DEFICIT, end of period	$(27,680,447)		$(1,011,621)	$(28,692,068)

(LOSS) EARNINGS PER SHARE, basic and diluted	$0.04		$(0.04)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,116,408			27,116,408
Diluted	27,150,430			27,150,430

2.	Restatement of Previously Reported Consolidated Financial Statements (continued)

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31, 2009

	Previously Reported	Net Change	Restated

Net (loss) income	$615,530	$(1,011,621)	$(396,091)
Unrealized foreign exchange gain on translation of self- sustaining operations	23,174		23,174
Comprehensive (loss) income	$638,704	$(1,011,621)	$(372,917)

	Nine months Ended December 31, 2009

	Previously Reported	Net Change	Restated

Net income	$1,071,009	$(1,011,621)	$59,388
Unrealized foreign exchange gain on translation of self- sustaining operations	190,017		190,017
Comprehensive income	$1,261,026	$(1,011,621)	$249,405

2.	Restatement of Previously Reported Consolidated Financial Statements (continued)

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(In U.S. Dollars)
(Unaudited)

	Previously Reported	Net Change	Restated

Operating Activities:
Net loss income	$615,530	$(1,011,621)	$(396,091)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Provision for losses on accounts receivable	-		-
Amortization and depreciation	200,346		200,346
Gain on sale of assets	-		-
Stock-based compensation	293,490		293,490
Future income taxes	650,119	1,011,621	1,661,740
Foreign exchange (gain)	(52,253)		(52,253)

Changes in non-cash operating working capital
Funds held in trust	(718,093)		(718,093)
Restricted cash	(100,000)		(100,000)
Accounts receivable	(145,436)		(145,436)
Corporate taxes receivable	(432,147)		(432,147)
Prepaid expenses	152,228		152,228
Accounts payable and accrued liabilities	(4,503)		(4,503)
Corporate taxes payable	(6,991)		(6,991)
Deferred revenue	(377,545)		(377,545)
Net cash provided by (used in) operating activities	74,745		74,745

Investing Activities:
Acquisition of property and equipment	(75,497)		(75,497)
Proceeds from disposal of property and equipment	-		-
Development of patents	-		-
Net cash used in investing activities	(75,497)		(75,497)

Financing Activities:
Payments on capital leases	(39,552)		(39,552)
Payment on promissory notes	-		-
Share capital financing costs	-		-
Net cash used in financing activities	(39,552)		(39,552)

Effects of foreign exchange rate changes on cash and cash equivalents	16,457		16,457

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,847)		(23,847)

Cash and cash equivalents, beginning of period	4,003,334		4,003,334

Cash and cash equivalents, end of period	$3,979,487		$3,979,487

Supplemental disclosure of cash flow information
Interest paid	$846		$846
Taxes paid	-		-

Non-cash investing and financing transactions not included in cash flows:

Issuance of common shares pursuant to earn-out provision	-		-

2.	Restatement of Previously Reported Consolidated Financial Statements (continued)

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(In U.S. Dollars)
(Unaudited)

	Previously Reported	Net change	Restated

Operating Activities:
Net income	$1,071,009	$(1,011,621)	$59,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on accounts receivable	5,705		5,705
Amortization and depreciation	596,930		596,930
Gain on sale of assets	(3,830)		(3,830)
Stock-based compensation	931,676		931,676
Future income taxes	553,965	1,011,621	1,565,586
Foreign exchange (gain)	(331,716)		(331,716)

Changes in non-cash operating working capital
Funds held in trust	(718,093)		(718,093)
Restricted cash	(100,000)		(100,000)
Accounts receivable	71,714		71,714
Corporate taxes receivable	(582,863)		(582,863)
Prepaid expenses	3,202		3,202
Accounts payable and accrued liabilities	(70,949)		(70,949)
Corporate taxes payable	(327,673)		(327,673)
Deferred revenue	(923,947)		(923,947)
Net cash provided by (used in) operating activities	175,130		175,130

Investing Activities:
Acquisition of property and equipment	(90,017)		(90,017)
Proceeds from disposal of property and equipment	3,830		3,830
Development of patents	-		-
Net cash used in investing activities	(86,187)		(86,187)

Financing Activities:
Payments on capital leases	(140,882)		(140,882)
Payment on promissory notes	(2,321,460)		(2,321,460)
Share capital financing costs	-		-
Net cash used in financing activities	(2,462,342)		(2,462,342)

Effects of foreign exchange rate changes on cash and cash equivalents	214,356		214,356

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,159,043)		(2,159,043)

Cash and cash equivalents, beginning of period	6,138,530		6,138,530

Cash and cash equivalents, end of period	$3,979,487		$3,979,487

Supplemental disclosure of cash flow information
Interest paid	$47,939		$47,939
Taxes paid	$435,138		$435,138

Non-cash investing and financing transactions not included in cash flows:

Issuance of common shares pursuant to earn-out provision	-		-

3.	Significant Accounting Policies

All significant accounting policies remain unchanged from the Corporation’s audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 except as noted below:

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

Within the IPL segment, when a subsidiary of the Corporation enters into licensing and settlement agreements with its licensees comprising multiple elements, the significant factors, inputs, assumptions and methods used in determining the total arrangement consideration include reviewing royalty rates from existing licenses, depth of usage, including transaction volumes, by the existing licensees of the IPL segment’s intellectual property and estimation of the expected usage by licensees of the IPL segment’s intellectual property.  Total arrangement consideration is allocated to each of the following deliverables using the relative selling price method:

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

4.	Change in Accounting Policy

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

5.	Recent accounting pronouncements

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

5.	Recent accounting pronouncements (continued)

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

6.	Foreign currency translation

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

7.	Economic dependence

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

8.	Financial instruments

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

8.	Financial Instruments (continued)

As at December 31, 2009 and March 31, 2009, the Corporation is exposed to currency risk through its cash and restricted cash, accounts receivable, accounts payable, accrued liabilities and promissory notes denominated in Canadian dollars as follows:

	December 31, 2009	March 31, 2009

Cash and restricted cash	$38,121	$1,172,539
Accounts receivable	-	50,476
Accounts payable	89,799	132,570
Accrued liabilities	282,518	333,360
Promissory notes		2,100,920

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

Pursuant to their respective terms, accounts receivable are aged as follows at December 31, 2009:

0-30 days	$668,478
31-60 days	81,755
61-90 days	5,973
Over 90 days due	31,235
$787,441

8.	Financial Instruments (continued)

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

9.	Cash and cash equivalents and funds held for /due to merchants

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

Funds held for/due to merchants

At December 31, 2009, the Corporation held funds due to merchants in the amount of $4,266,636 (March 31, 2009 - $10,746,731.) The funds held for/due to merchants were comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to nine months;

•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and

•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

10.	Stock-based compensation

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

11.	Income Taxes (Restated)

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the three and nine months ended December 31, 2009, the Corporation implemented certain tax planning strategies relating to its subsidiary, Beanstream. These strategies are expected to permit the recovery of income taxes previously paid on behalf of Beanstream. During the three months ended December 31, 2009, the Corporation recorded $324,275 in current income tax recovery and a corresponding charge of $1,011,621 to future income tax expense relating to the impact of the implementation of the tax planning strategies as well as the effect of licensing revenue generated from the Corporation’s IPL segment.   Also during the three months ended December 31, 2009, we revised the value of the future tax assets pertaining to the Canadian non-capital loss carry-forwards as a result of newly available data and information. The Corporation decreased its future tax asset value resulting in a future income tax expense of $650,119 after application of the change in accounting estimate pertaining to the value of the Canadian non-capital loss carry-forwards available for future use. The change in accounting estimate has been applied prospectively from October 1, 2009.

12.	Commitments and Contingencies

All commitments and contingencies remain unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 except as noted below:

12.	Commitments and Contingencies (continued)

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

13.	Industry and geographic segments

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

IPL operations involve licensing the subsidiary of the Corporation’s intellectual property estate, which includes five U.S. patents describing electronic check processing methods.

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

Financial information for each reportable segment for the three and nine months ended December 31, 2009 and 2008 was as follows:

13.	Industry and geographic segments (continued)

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2009	Canada	U.S.	U.S.	Items		Total

Total revenue	$2,674,557	$1,534,333	$533,678	$-		$4,742,568
Revenue: major customers	574,690	1,382,669	278,368	-		2,235,727
Cost of revenue	1,488,974	446,637	356,735	37,464	1	2,329,810
General and administrative	258,457	(30,315)	136,969	694,054	2	1,059,165
Sales and marketing	97,323	-	5,393	765	1	103,481
Product development and enhancement	110,526	-	-	12,233	1	122,759
Amortization and depreciation	15,628	41,857	13,657	129,204	3	200,346
Income (losses) before income taxes	$659,262	$1,076,596	$19,881	$(814,365)	4	$941,374

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2008	Canada	U.S.	U.S.	Items		Total

Total revenue	$1,948,747	$431,354	$657,140	$-		$3,037,241
Revenue: major customers	585,500	305,556	337,490	-		1,228,546
Cost of revenue	1,090,901	287	432,056	37,464	1	1,560,708
General and administrative	145,262	1,921	111,825	703,615	2	962,623
Sales and marketing	70,928	-	5,456	765	1	77,149
Product development and enhancement	46,046	-	-	12,233	1	58,279
Amortization and depreciation	10,729	42,057	15,481	128,835	3	197,102
Income (losses) before income taxes	$698,119	$398,738	$82,409	$(691,890)	4	$487,376

Nine months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2009	Canada	U.S.	U.S.	Items		Total

Total revenue	$7,060,499	$2,428,351	$1,740,923	$-		$11,229,773
Revenue: major customers	1,736,013	1,993,781	959,475	-		4,689,269
Cost of revenue	4,032,550	447,477	1,078,970	111,579	1	5,670,576
General and administrative	629,149	9,579	361,600	2,083,301	2	3,083,629
Sales and marketing	277,855	-	15,952	2,277	1	296,084
Product development and enhancement	306,151	-	-	36,434	1	342,585
Amortization and depreciation	42,761	125,820	40,658	387,691	3	596,930
(Gain) on sale of assets	-	-	(1,656)	(2,174)	5	(3,830)
Income (losses) before income taxes	$1,570,111	$1,846,769	$245,261	$(2,360,814)	4	$1,301,327

Nine months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2008	Canada	U.S.	U.S.	Items		Total

Total revenue	$5,873,518	$1,271,948	$2,156,221	$-		$9,301,687
Revenue: major customers	1,717,463	916,668	1,054,354	-		3,688,485
Cost of revenue	3,223,944	1,962	1,241,435	113,066	1	4,580,407
General and administrative	457,461	12,416	467,197	2,271,989	2	3,209,063
Sales and marketing	216,394	-	19,036	2,285	1	237,715
Product development and enhancement	161,022	-	-	36,567	1	197,589
Amortization and depreciation	31,617	126,143	48,378	383,516	3	589,654
(Gain) on sale of assets	-	-	(864)	-	5	(864)
Income (losses) before income taxes	$1,937,396	$1,165,728	$361,073	$(2,567,051)	4	$897,146

1	Represents stock-based compensation expense.
2	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents earnings (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Represents (gain) on sale of assets included in the unallocated corporate or centralized marketing general and administrative expenses.

14.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles

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

14.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles (continued)

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

14.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles (continued)

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

Restatement of Previously Reported Consolidated Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial statements for the quarter ended December 31, 2009.  See Note 2 to the consolidated financial statements in Item 1 of Part I, “Notes to Consolidated Financial Statements” of this report for additional information.

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

Income tax expense (recovery)

Income tax expense (recovery) consists of a recovery of current income taxes of approximately $324,000 for the three months ended December 31, 2009 compared to an income tax expense of approximately $206,000 for the three months ended December 31, 2008, a decrease of current income tax expense of approximately $530,000.  The decrease is primarily attributable to the expected recovery of taxes for the current fiscal quarter resulting from the implementation of certain tax planning strategies during the three months ended September 30, 2009.  These strategies are intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Future income tax expense was approximately $1,662,000 for  the three months ended December 31, 2009 compared to $NIL for the three months ended December, 31, 2008, an increase in future income tax expense of approximately $1,662,000. The increase in future income tax expense was primarily attributable to a decrease in the future tax asset value as at December 31, 2009.

Net (loss) income

Net loss increased by approximately $677,000 from net income of approximately $281,000 for the three months ended December 31, 2008 to a net loss of approximately $396,000 for the three months ended December 31, 2009.  The increase in net loss was primarily attributable to an increase in income tax expense of approximately $1,131,000.

Basic and diluted loss per share were both approximately $0.02 for the three months ended December 31, 2009, as compared to basic and diluted earnings per share of approximately $0.01 for the three months ended December 31, 2008.

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

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP/SL operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation. IPL segment costs of revenue are primarily legal retention fees and legal disbursement costs incurred in generating licensing revenue.

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

Income tax expense (recovery)

Income tax expense (recovery) consists of a recovery of current income taxes of approximately $324,000 for the nine months ended December 31, 2009 compared to an income tax expense of approximately $597,000 for the nine months ended December 31, 2008, a decrease of current income tax expense of approximately $921,000.  The decrease is primarily attributable to the expected recovery of taxes for the current fiscal period resulting from the implementation of certain tax planning strategies during the nine months ended December 31, 2009. These strategies are intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Future income tax expense was approximately $1,566,000 for  the nine months ended December 31, 2009 compared to $NIL for the nine months ended December 31, 2008, an increase in future income tax expense of approximately $1,566,000. The increase in future income tax expense was primarily attributable to a decrease in the future tax asset value as at December 31, 2009.

Net income

Net income decreased approximately $241,000 from net income of approximately $300,000 for the nine months ended December 31, 2008 to approximately $59,000 for the nine months ended December 31, 2009. The decrease in net income was primarily attributable to an increase in income tax expense of approximately $645,000.

Basic and diluted earnings per share were both approximately $0.00 for the nine months ended December 31, 2009, as compared to basic and diluted earnings per share of approximately $0.01 for the nine months ended December 31, 2008.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $5,425,000 in working capital as of December 31, 2009 compared to approximately $2,762,000 in working capital as of March 31, 2009, an increase of approximately $2,663,000. The increase in working capital was primarily attributable to an increase in the current portion of future income taxes of approximately $928,000 resulting from the implementation of tax planning strategies during the nine months ended December 31, 2009.  These strategies are intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Cash provided by operating activities was approximately $175,000 for the nine months ended December 31, 2009, as compared to cash used in operating activities of approximately $584,000 for the nine months ended December 31, 2008, an increase in cash generated by operating activities of approximately $759,000. The increase in cash provided by operating activities was primarily attributable to a decrease in cash used in discharging accounts payable and accrued liabilities of approximately $71,000 for the nine months ended December 31, 2009 as compared to cash used in discharging accounts payable and accrued liabilities of approximately $802,000 for the nine months ended December 31, 2008.  Cash used in investing activities was approximately $86,000 for the nine months ended December 31, 2009 as compared to approximately $102,000 for the nine months ended December 31, 2008, a decrease in cash used in investing activities of approximately $16,000. The decrease in cash used in investing activities was primarily attributable to a decrease in acquisition of property and equipment of approximately $16,000 for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008.  Cash used in financing activities was approximately $2,462,000 for the nine months ended December 31, 2009 as compared to approximately $2,990,000 for the nine months ended December 31, 2008, a decrease in cash used in financing activities of approximately $528,000. The decrease in cash used in financing activities was primarily due to the difference in the payments on the promissory notes relating to the acquisition of Beanstream.  During the nine months ended December 31, 2009 we made the second and final payment of approximately $2,321,000 on the promissory notes as compared to the first payment of approximately $2,844,000 on the promissory notes made during the nine months ended December 31, 2008, a difference in payments of approximately $523,000.

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

Recently Adopted Accounting Guidance

In December 2009, CICA’s EIC issued an Abstract of Issues Discussed, “Multiple Deliverable Revenue Arrangements”, which does not differ materially from the FASB authoritative guidance on revenue recognition issued in October 2009.  We have early adopted this guidance during the quarter ended December 31, 2009 and retrospectively applied the guidance as at April 1, 2009. Under the FASB’s new guidance on arrangements that contain software components and non-software components that function together to deliver the tangible product’s essential functionality and undelivered elements that relate to software that is essential to the functionality of the tangible product are not within the scope of the software revenue recognition guidance. Additionally, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements, including, but not limited to significant judgments made in applying the guidance and how changes in judgments or in the application of the guidance may significantly affect either the timing or amount of revenue recognition. We have also early adopted both of the FASB’s new guidance during the quarter ended December 31, 2009 and retrospectively applied the guidance as at April 1, 2009.  The effect of early adoption of this guidance did not impact any amounts previously reported during the prior interim periods in the 2010 fiscal year.

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

Material Weaknesses in Internal Controls

In completing the financial statements for the fiscal year ended March 31, 2010, management identified a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to calculate our future tax asset value and offsetting future income tax expense as at the completion of our fiscal third quarter ended December 31, 2009. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on their evaluation our CEO and CAO concluded that, due to the aforementioned material weakness in internal controls as of the end of the period covered by this report, our disclosure controls and procedures were  not effectively designed to provide reasonable assurance that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Since the discovery of the material weaknesses we have performed a detailed review of our procedures involved in the calculation and review of future tax asset values and offsetting future income tax expenses of the tax provision.  Our efforts to remediate the weakness in our internal control over financial reporting include the engagement of external resources and the implementation of new procedures with respect to the segregation of the calculation and review processes of the tax provision.    While we believe that these actions will remediate the material weakness control deficiencies we have identified and strengthen our internal control over financial reporting, our CEO and CAO will not be able to determine whether these additional controls are operating effectively until they have assessed their effectiveness as part of their evaluation of our internal control over financial reporting for the first two interim periods following implementation.    As we improve our internal control over financial reporting and implement the remediation measures described above, we may supplement or modify such remediation measures with additional remediation measures.  However, we cannot provide assurance that either we or our independent auditors will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Changes in Internal Control over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CAO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on our evaluation, during our fiscal quarter ended December 31, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, subsequent to December 31, 2009, we took the remedial actions described above to materially improve our procedures relating to the calculation and review of future tax asset values and offsetting future income tax expenses of the tax provision.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

LML Patent Corp., our indirect wholly-owned subsidiary, entered into a Settlement and License Agreement (the “License Agreement”) with RBS Citizens Bank N.A. (the “Released Defendant”), one of the defendants in the patent infringement lawsuit originally filed by LML Patent Corp. in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40220.   LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of this patent (the “Patent Litigation”).  The License Agreement was effective December 29, 2009 and provided the Released Defendant with a fully paid-up license to LML Patent Corp.’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the License Agreement, the Released Defendant paid LML Patent Corp. compensation in the amount of $1,150,000 for releases, licenses, covenants and all other rights granted under the License Agreement.  Pursuant to the License Agreement, the lawsuit against the Released Defendant was dismissed with prejudice on January 5, 2010.

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

10.1†
Settlement and License Agreement between LML Patent Corp. and RBS Citizens Bank N.A. dated December 29, 2009 (filed as an exhibit to our original Form 10-Q for the quarter ended December 31, 2009, as filed with the SEC on February 12, 2010).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*      filed with this Quarterly Report on Form 10-Q/A

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

June 17, 2010