Form 10-K
period 2010-03-31
LML PAYMENT SYSTEMS INC
filed 2010-06-24
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

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

Large Accelerated Filed [  ]                                                                     Accelerated Filer [  ]                                  Non-Accelerated Filer  [   ]      Smaller Reporting Company  [X]
                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]   No [X]

As of September 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant held by non-affiliates based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ Capital Market was approximately $13.8 million.

As of May 28, 2010, the Registrant had 27,241,408 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2010 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant’s fiscal year ended March 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.
2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

Unless the context otherwise requires, references in this report on Form 10-K to the “Company”,  “LML,” “we,” “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.’s subsidiaries are Beanstream Internet Commerce, Inc,. LML Corp., Legacy Promotions Inc., 0858669 B.C. Ltd. and LHTW Properties, Inc.  LML Corp.’s subsidiaries are LML Patent Corp., LML Payment Systems Corp. and Beanstream Internet Commerce Corp.   Unless otherwise specified herein, all references herein to “$” are to United States (“U.S.”) Dollars.  From time to time the Company has made and may continue to make written or oral “forward-looking statements” including those contained in this Annual Report on Form 10-K. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified below in Item 1A – “Risk Factors”.

Overview

We are a leading provider of electronic payment, and risk management and authentication services primarily to businesses and organizations that use the Internet to receive or send payments.

We link merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  We have partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable our customers to safely and reliably conduct e-Commerce.  We provide our electronic payment, authentication and risk management services to over 8,500 businesses and organizations in Canada and the United States.

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

Our headquarters are located at Suite 1680, 1140 West Pender Street, Vancouver, British Columbia, Canada and we have office locations in Victoria, British Columbia, Canada and Wichita, Kansas and Marshall, Texas in the United States.

e-Commerce Market

The United States Department of Commerce reported that online retail sales in the United States grew by an estimated 8.9% to $144.1 billion in 2009 compared to 2008, despite an estimated 7.3% decline in total retail sales over the same period.  In addition, estimates released by the Department of Commerce on May 18, 2010 for the first quarter of 2010 show online retail sales increased 14% from the first quarter of 2009 while overall retail sales increased 6.3% in the same period.   It was also reported that online retail sales now comprise approximately 4% of total retail sales.

According to the Forrester Research’s most recent five-year forecast of online retail sales, e-commerce spending in the United States is still projected to grow at a compound annual growth rate of 10% to reach $250 billion in 2014.  Forrester Research also estimated that e-commerce will represent 8% of all retail sales in the U.S. by 2014.

We believe that the electronic payments and e-Commerce markets will continue to grow as more and more businesses decide to sell products or make payments electronically over the Internet.

Products and Services

Our transaction payment customers range in size from small, sole proprietorships to large corporations.  However, most of our transaction payment processing business comes from services we provide to small to medium size firms.  We support this market in three separate ways: first by providing services that can be integrated to a customer’s website or financial platform through software plug-ins and application programming interfaces (API’s); second, by providing hosted services where we can provide a turn-key e-Commerce website for a merchant; and third, by having our transaction payment services integrated directly into third party software solutions.  In each instance, our products and services are designed to provide this market segment with bundled payment, risk management, authentication, shopping cart products and reporting forms that allow our customers to sell goods and services and receive payment in an efficient and secure manner.

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

We obtain new business as a result of our relationships with channel partners and our own internal marketing efforts.  These channel partners can be payment processors, financial institutions, independent sales organizations or software application vendors who, in many cases, may provide a value-added service to our merchants.  We typically pay either a referral fee or commission or residual fee for each merchant referred to us by our channel partners.  We rely on the success of our channel partners for new sales.  We currently have more than 500 channel partners.

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

Certain unique aspects of our intellectual property are protected by patents.  Currently, our intellectual property estate includes U.S. patent nos. 5,484,988, 6,164,528, 6,283,366, 6,354,491, and RE40,220, all of which describe methods and systems for processing checks electronically.  Moreover, our patent estate addresses, among other issues, the electronic submission and approval of transactions through a centralized database and authorization system, electronic debiting of consumer bank accounts and electronic crediting of designated merchant accounts in real-time or off-line modes using the facilities of the ACH Network or any competing network.

We rely upon a combination of patent, trademark, copyright, trade secret law and contractual provisions to establish and protect our proprietary rights in our trademarks, software and inventions.  Our success will depend, in part, on our ability to protect and enforce intellectual property protection for the technology contained in our patents and trademarks.  To protect and maximize the value of our patent estate, we have in the past and expect to in the future file patent litigation against third parties that we believe are infringing our patents.  In addition, we intend to continue to file additional patent applications to expand our intellectual property estate, seeking coverage of our developments in our business areas.  There can be no assurance that these protections will be adequate to deter misappropriation of our technologies or independent third-party development of similar technologies.

Although we do not believe that our technology, products or services infringe the patent rights of others, we have in the past been accused of infringing the patent rights of others.  There can be no assurance that infringement claims will not be made against us in the future or that the validity or enforceability of any patent issued to us will be sustained if judicially tested or reexamined by the United States Patent and Trademark Office.  The cost of both prosecuting a claim of infringement against others and defending a patent infringement claim may be substantial and there can be no assurance that we will have the resources necessary to successfully prosecute or defend a patent infringement claim.  See “Item 3 – Legal Proceedings.”

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

Employees

There exists competition for personnel in the financial payment processing industry.  We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.  There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future.  As of May 28, 2010, we had 54 full-time employees including 6 employees in sales and marketing and 9 employees in administration and finance.  We also employ consultants to perform services for us from time to time.

Business Concentration

During the fiscal year ended March 31, 2010, revenue from and associated with our largest customer amounted to approximately 16% of total revenue.  In fiscal 2010, Disney Interactive was our largest customer.  We are economically dependent on revenue from this customer.   See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to our Consolidated Financial Statements included in this report.

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

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact our revenue and profitability

The global electronic payments industry depends heavily upon the overall level of consumer, business and government spending. The industry also relies in part on the number and size of consumer transactions. A sustained deterioration in the general economic conditions in Canada, the United States or globally may adversely affect our financial performance by reducing the number of as well as the average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits.

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

We have incurred losses for four of the last five fiscal years. As of March 31, 2010, our accumulated deficit was approximately $28,877,282. We believe that our planned growth and profitability will depend in large part on our ability to expand our client base. Accordingly, we intend to invest in marketing, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

We have had in the past and may have in the future, a small number of customers that have accounted for a significant portion of our revenue.  During the fiscal year ended March 31, 2010, revenue from and associated with our largest customer amounted to approximately 16% of total revenue.  Our revenue could materially decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer.

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

We may be unable to successfully assert patent infringement claims against others and could incur significant costs with respect to asserting such claims.  The failure to successfully assert our patent infringement claims could have a material adverse effect upon our business and our financial results.

We are currently asserting and have in the past asserted patent infringement claims against others.  The cost of prosecuting a patent infringement claim against others is complex, carries a high degree of uncertainly and is expensive.  While we believe our patents to be valid, we face the risk that our patents could ultimately be determined to be invalid or otherwise not infringed by a court, jury or the United States Patent and Trademark Office (“USPTO”).  In addition, one of our patents currently is, and others in the future could be, subject to a re-examination request made by a third party with the USPTO, a request that if granted would commence a proceeding that could ultimately result in such patent being determined to be invalid (see “Item 3 – Legal Proceedings”).   Furthermore, all patents have an expiration date and our patent nos. 5,484,988, 6,164,528, 6,283,366, 6,354,491 and RE40,220, regarding electronic check processing, expire on January 16, 2013.  Failure to prevail in a patent infringement claim against others, or having any of our patents being determined to be invalid prior to their expiration, would have a material adverse impact on our business and our financial results and our stock price.

We may also be unable to successfully defend patent infringement claims brought against us by others which could cause us to incur significant costs.  We have successfully defended patent infringement claims in the past, are currently defending patent infringement claims, and may have to defend patent infringement claims in the future, brought against us by others regarding our technology, products or services.  An unfavorable resolution of these infringement claims could result in our being restricted from delivering the related product or service or result in an unfavorable monetary settlement or damage awards that could have a material adverse effect upon our business and our financial results.

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

Our security measures may not prevent security breaches, service interruptions and fraud schemes and the failure to do so may disrupt our business, damage our reputation and expose us to risk of loss or litigation and possible monetary damages that would materially adversely affect our business, results of operation and financial condition.

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

If our internal controls over financial reporting are not effective, current and potential stockholders could lose confidence in our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting and our management is required to assess and issue a report concerning our internal control over financial reporting.  Management had previously concluded that we maintained effective internal control over financial reporting as of the end of our fiscal third quarter ended December 31, 2009, as reported by us in our quarterly report on Form 10-Q for the quarterly period ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2010 (the “Original Form 10-Q”).  In completing the financial statements for our fiscal year ended March 31, 2010, our management identified a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to calculate our future tax asset value and corresponding future income tax expense as at the completion of our fiscal third quarter ended December 31, 2009.  Upon discovering such material weakness, we filed an amended Form 10-Q/A with respect to such third fiscal quarter (which was filed with the SEC on June 17, 2010) in which we disclosed such material weakness and concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of our fiscal quarter ended December 31, 2009.  In addition, as described in “Part II—Item 9A(T). Controls and Procedures” of this report, our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) have also concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of our fiscal year ended March 31, 2010.

Since the discovery of the material weakness, we have undertaken efforts to remediate the weakness in our internal control over financial reporting (see “Part II—Item 9A(T). Controls and Procedures”).  While we believe that these actions will remediate the material weakness control deficiencies we have identified and strengthen our internal control over financial reporting, our CEO and CAO will not be able to determine whether these additional controls are operating effectively until they have assessed their effectiveness as part of their evaluation of our internal control over financial reporting for the first two interim periods following implementation.  As we improve our internal control over financial reporting and implement the remediation measures described above, we may supplement or modify such remediation measures with additional remediation measures.  However, we cannot provide assurance that either we or our independent auditors will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Any failure to maintain or implement required new or improved controls, any difficulties we encounter in implementation and any failure to maintain the adequacy of our internal controls on an ongoing basis could cause us to not be able to conclude on an ongoing basis that we have effective internal controls and could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies.  If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be harmed.

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

During the previous fiscal year, we conducted an analysis of our ability to realize our future income tax assets. As a result of this analysis, we reduced the valuation allowance from prior years relating to our future tax assets resulting in an income tax benefit of approximately $5,268,000 for 2009, whereas we did not record an income tax benefit for 2008.  However, if we fail to achieve future taxable income assumed in the calculation of our future tax assets or if we fail to implement feasible and prudent tax planning strategies, we may be required to offset future tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation could have a material adverse impact on our profitability and results of operations. If we do not achieve sufficient Canadian and U.S. taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire.

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

It is also possible that continued growth in the number of Internet users and the use of the Internet generally, may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect on the Internet and correspondingly on our business. These factors would adversely affect usage of the Internet and lower demand for our products and services.

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

As of May 28, 2010, we leased office space containing approximately 14,000 square feet of floor space for our operations.  Our principal facilities include:

Location	Approximate Square Feet	Lease Expiration Date	Description

Wichita, Kansas	5,785	November, 2013	CP/SL Segment Operations
Vancouver, British Columbia	3,400	September, 2013	Administration
Victoria, British Columbia	4,411	September, 2012	Data Center/TPP Segment Operations
Marshall, Texas	400	December, 2010	IPL Segment Operations

We consider our current facilities to be adequate for our current needs and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of our operations.

ITEM 3.	Legal Proceedings

On March 6, 2007, we received notification that we had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including a subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.  On September 8, 2008, the complaint was dismissed with prejudice and on October 8, 2008 the plaintiffs appealed this decision.  On November  4, 2009 oral arguments were heard by the Fifth Circuit of appeals.  While we have not received a ruling, we believe it is likely the dismissal will be affirmed.   We believe that these allegations are without merit and do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

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

On June 4, 2009, we filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States.  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 and we are seeking damages and injunctive and other relief for the alleged infringement of this patent.

On December 29, 2009, LML Patent Corp., our indirectly wholly-owned subsidiary, entered into a Settlement and License Agreement (the “License Agreement”) with RBS Citizens Bank N.A. (the “Released Defendant”), one of the defendants in the patent infringement lawsuit originally filed on November 19, 2008 by LML Patent Corp. in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220.   LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of this patent (the “Patent Litigation”).  The License Agreement was effective December 29, 2009 and provided the Released Defendant with a fully paid-up license to LML Patent Corp.’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the License Agreement, the Released Defendant paid LML Patent Corp. compensation in the amount of $1,150,000 for releases, licenses, covenants and all other rights granted under the License Agreement.  Pursuant to the License Agreement, the lawsuit against the Released Defendant was dismissed with prejudice on January 5, 2010.

Subsequent to the fiscal year ended March 31, 2010, on June 2, 2010, LML Patent Corp., our indirect wholly-owned subsidiary, also entered into a Settlement and License Agreement (the “PNC License Agreement”) with PNC Financial Services Group Inc., PNC Bank N.A. and PNC Bank N.A. as successor in interest to National City Bank (collectively “PNC”), one of the defendants in the patent infringement lawsuit originally filed by LML Patent Corp. in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220.   LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of this patent (the “Patent Litigation”).  The PNC License Agreement was effective June 2, 2010 and provided PNC with a fully paid-up license to LML Patent Corp.’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the PNC License Agreement, PNC paid LML Patent Corp. compensation in the amount of $1,375,000 for releases, licenses, covenants and all other rights granted under the PNC License Agreement.  Pursuant to the PNC License Agreement, the lawsuit against PNC was dismissed with prejudice on June 7, 2010.

On May 13, 2010, four of the defendants in the Patent Litigation submitted a request for inter partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding  U.S. Patent RE40,220.  The USPTO is evaluating the inter partes re-examination request and will make a determination as to whether it will order a re-examination.  An inter partes re-examination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  In inter partes re-examination, a person challenges the patent by submitting a “request” to the USPTO.  The request must supply prior art references and make proposed rejections of claims.  The request is assigned to a patent Examiner in the Central Re-examination Unit of the Patent Office.  The Examiner decides whether the request raises a “substantial new question of patentability”, and if so, begins an inter partes re-examination proceeding.

In the event the re-examination is granted, the Examiner will typically issue a non-final office action rejecting one or more of the claims.  We may file a response, which can amend the claims to avoid prior art, and, under certain circumstances, add new claims.  Within one month of the service date of our response, the Third Party Requester may file comments.  The Examiner will then consider the filings and issue an “Action Closing Prosecution”.  The Action Closing Prosecution is not final and it may be appealed by either party.  We may respond to the Action Closing Prosecution and if we do so, the Third Party Requester may again file comments.  A “Right of Appeal Notice” typically follows.  The “Right of Appeal Notice” is a final but appealable office action.  From there, either party may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”).  Whether the Examiner will decide to order a re-examination and, if so, the results of such proceeding (including any appeals that may be made) are indeterminable at this time.  While we believe that our patents are valid and will vigorously defend the validity of our patents in any re-examination proceeding, we cannot give any assurances as to the ultimate outcome of the pending request for re-examination or of any future requests that may be made by other third parties, and any re-examination proceeding that results in any of our patents being found invalid could have a material adverse effect on us.

Other than as described herein, we are not currently involved in any material legal proceedings. However, we are party from time to time to additional ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on the results of our operations, financial position or liquidity.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market For Registrant's Common Equity, Related Stockholder Security Matters and Issuer Purchases of Equity Securities

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

Fiscal Year Ended March 31:		High	Low

2010	1Q	$1.01	$0.45
	2Q	0.87	0.47
	3Q	1.59	0.74
	4Q	3.10	1.28

2009	1Q	$3.11	$2.35
	2Q	2.95	0.65
	3Q	1.37	0.44
	4Q	.87	0.30

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

Holders of Common Stock

As of May 28, 2010, there were approximately 390 record holders of our common stock, with approximately 27,241,408 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2010 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan, the 1998 Stock Incentive Plan and the 2009 Stock Incentive Plan:

	(A)	(B)	(C)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders(1)	3,640,000	$3.11	7,117,000(2)

Equity compensation plans not approved by security holders(3)	400,000	$3.40	N/A

______________________________

(1)	These plans consist of: (i) the 1996 Stock Option Plan, (ii) the 1998 Stock Incentive Plan and (iii) the 2009 Stock Incentive Plan

(2)
Represents the 1,317,000 shares that remain available for grant under the 1996 Stock Option Plan and 5,800,000 shares that remain available for grant under the 2009 Stock incentive Plan.  The 10-year term of the 1998 Stock Incentive Plan has expired and, accordingly, no additional options or other equity awards may be granted under that plan (however, outstanding awards under the 1998 Stock Incentive Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan).

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

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between March 31, 2005 and March 31, 2010 with the cumulative return of (i) the NASDAQ Stock Market Index (US) and (ii) the NASDAQ Computer and Data Processing Index (US and Foreign), over the same period. This graph assumes the investment of $100 on March 31, 2005 in our common stock, the NASDAQ Stock Market Index (US) and the NASDAQ Computer and Data Processing Index (US and Foreign), and assumes the reinvestment of dividends, if any.

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

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.  We have derived the statement of operations data for the fiscal years ended March 31, 2008, 2009 and 2010 and the balance sheet data as at March 31, 2009 and 2010 from the audited financial statements included elsewhere in this report.  The statement of operations data for the fiscal years ended March 31, 2006 and 2007 and the balance sheet data as at March 31, 2006, 2007 and 2008 were derived from audited financial statements that are not included in this report.  Historical results are not necessarily indicative of results to be expected for future periods.

Table of Selected Financial Data1
Year Ended March 31
(Presented under Canadian and U.S. GAAP)
 (Amounts in thousands, except per share data)

	2010	2009	2008	2007	2006

Statement of operations data:
Revenue	$14,826	$12,379	$11,328	$6,554	$5,458
Net (loss) income 2	(126)	5,455	(2,221)	(1,073)	(4,647)
Net (loss) income per share – basic	-	.20	(.10)	(.05)	(.23)
Net (loss) income per share – diluted	-	.20	(.10)	(.05)	(.23)
Weighted average number of common shares outstanding – basic	27,116	26,834	21,869	20,206	20,164
Weighted average number of common shares outstanding – diluted	27,116	26,834	21,869	20,206	20,164
Balance sheet data:
Current assets	$14,619	$18,996	$16,826	$11,148	$4,753
Total assets	40,561	47,499	39,642	13,679	6,078
Current liabilities	9,019	16,234	13,185	2,860	1,725
Long-term debt, less current portion	10	-	2,613	727	-

1	The financial information set forth in this table for the fiscal years ended March 31, 2006, 2007, 2008, 2009 and 2010 includes our accounts on a consolidated basis.

2
Net (loss) income for the fiscal years ended March 31, 2010, 2009, 2008, 2007 and 2006 include stock-based compensation expenses of approximately $1,238,000, $1,341,000, $1,287,000, $877,000,  and $904,000,  respectively, resulting from fair value accounting for all stock options issued during the year.

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

TPP Segment

Our Transaction Payment Processing Operations (“TPP”) involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 8,500 customers primarily in Canada.

IPL Segment

Our Intellectual Property Licensing Operations ("IPL") involve licensing our intellectual property estate, which includes five U.S. patents describing electronic check processing methods.  When we provide clients licenses to our intellectual property estate, we typically earn revenue or other income from ongoing royalty fees and, in some cases, release fees for potential past infringement. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer portions of this revenue and recognize the revenue ratably over the license term.  See “Item 1. – Business.”

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

General Market Conditions

We operate in a highly competitive business environment that has many risks. Critical risk factors that affect or may affect us and the financial payment processing industry include changes in the level of spending by and transactions being processed for our customers and the ongoing credit worthiness and financial solvency of our customers.  We believe that a prolonged global recession could affect consumer confidence and spending patterns which we believe could have a negative impact on the business of our customers and ultimately have a material adverse effect on our results of operations and financial condition. A full discussion of each of these risk factors (in addition to several other risk factors) is disclosed in Item 1A.

Results of Operations

Fiscal year 2010 compared to Fiscal year 2009

Revenue

Total revenue for fiscal year 2010 was approximately $14,826,000, an increase of approximately 19.8% from total revenue of approximately $12,379,000 for fiscal year 2009.  This increase is primarily attributable to the increase in our TPP segment revenue of approximately $1,790,000 from approximately $7,849,000 for fiscal year 2009 to approximately $9,639,000 for fiscal year 2010 and an increase in our IPL segment revenue of approximately $1,168,000 from approximately $1,704,000 for fiscal year 2009 to approximately $2,872,000 for fiscal year 2010.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees. Transaction fees for fiscal year 2010 were approximately $7,754,000 compared to transaction fees of approximately $6,380,000 for fiscal year 2009, an increase of approximately $1,374,000 or approximately 21.5%; the amortized portion of one-time set-up fees recognized was approximately $173,000 for fiscal year 2010 compared to one-time set-up fees of approximately $142,000 for fiscal year 2009, an increase of approximately $31,000 or approximately 21.8%; and monthly gateway fees for fiscal year 2010 were approximately $1,212,000 compared to monthly gateway fees for fiscal year 2009 of approximately $982,000, an increase of approximately $230,000 or approximately 23.4%. The increase in transaction fees, one-time set-up fees and monthly gateway fees was primarily attributable to an 11.1% increase in new customer contracts during fiscal year 2010 as compared to fiscal year 2009.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $1,168,000 or approximately 68.5% from approximately $1,704,000 for fiscal year 2009 to approximately $2,872,000 for fiscal year 2010.   The increase in revenue from licensing our patented intellectual property was primarily attributable to the revenue recognized of approximately $1,077,000 from the License Agreement entered into during the third quarter of our fiscal year 2010 and partially attributable to an increase of approximately $91,000 in licensing revenue relating to aggregate licenses providing running royalties and other paid up license fees.

CP/SL Segment

CP/SL segment revenue for fiscal year 2010 was approximately $2,315,000, a decrease of approximately 18.1% from CP/SL segment revenue of approximately $2,826,000 for fiscal year 2009. The decrease in CP/SL segment revenue was primarily attributable to a reduction in revenue from our primary and secondary check collections business.

Revenue from our primary check collections business decreased approximately 16.6% from approximately $494,000 for fiscal year 2009 to approximately $412,000 for fiscal year 2010. Revenue from our secondary check collections business decreased approximately 14.4% from approximately $2,103,000 for fiscal year 2009 to approximately $1,800,000 for fiscal year 2010. The decrease in primary and secondary check collections business is primarily attributable to a reduction of approximately 26.8% in returned checks for primary collections business and partially attributable to a reduction in collections of the principal amount and related fees of returned checks assigned for secondary recovery.  We believe as consumers continue to use checks less as a method of payment in favor of other methods of payment, particularly electronic forms of payments including debit and credit cards, the value of returned checks available for our primary and secondary check collections business may continue to decrease.  We anticipate developing plans to increase the volume of returned checks in addition to developing plans to decrease expenses associated with this segment.

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

Cost of revenue increased from approximately $6,058,000 for fiscal year 2009 to approximately $7,656,000 for fiscal year 2010, an increase of approximately $1,598,000 or approximately 26.4%. This increase was primarily attributable to an increase in TPP segment cost of revenue of approximately $1,347,000 or approximately 31.5%, from approximately $4,278,000 for fiscal year 2009 to approximately $5,625,000 for fiscal year 2010. The increase in TPP segment cost of revenue was primarily attributable to an increase of approximately 3% in our transaction costs which include interchange, assessments and other transaction fees and partially attributable to an increase in staffing within our customer service support team.   CP/SL segment cost of revenue was approximately $1,435,000 for fiscal year 2010 as compared to approximately $1,628,000 for fiscal year 2009, a decrease in CP/SL segment cost of revenue of approximately $193,000 or approximately 11.9%.  IPL segment costs of revenue was approximately $448,000 for fiscal year 2010 as compared to approximately $2,000 for fiscal year 2009, an increase in IPL segment cost of revenue of approximately $446,000. The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the License Agreement during fiscal year 2010. In fiscal year 2010, cost of revenue was approximately $1,624,000 in the first quarter, approximately $1,715,000 in the second quarter, approximately $2,330,000 in the third quarter and approximately $1,987,000 in the fourth quarter.

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

General and administrative expenses decreased to approximately $4,338,000 from approximately $4,341,000 for fiscal years 2010 and 2009 respectively, a decrease of approximately $3,000. Included in general and administrative expenses for fiscal year 2010 are TPP segment expenses of approximately $912,000 as compared to approximately $643,000 for fiscal year 2009. The increase in TPP segment general and administrative expenses was primarily attributable to an increase in accounting and legal fees, bank charges and interest expense of approximately $142,000 collectively. CP/SL segment expenses decreased to approximately $552,000 from approximately $639,000 for fiscal year 2010 and 2009 respectively, a decrease of approximately $87,000 or approximately 13.6%. The decrease in CP/SL segment general and administrative expenses is primarily attributable to staff reductions and cost savings relating to the relocation of our Wichita, Kansas office during the third quarter of our prior fiscal year. Also included in general and administrative expenses are stock-based compensation expenses of approximately $1,038,000 for fiscal year 2010 compared to approximately $1,140,000 for fiscal year 2009, a decrease of approximately $102,000 or approximately 8.9%.

Sales and Marketing

Sales and marketing expenses consist primarily of costs related to sales and marketing activities. These expenses include salaries, sales commissions, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expense increased to approximately $417,000 from approximately $323,000 for fiscal year 2010 and 2009 respectively, an increase of approximately $94,000 or approximately 29.1%. The increase is primarily attributable to an increase in our TPP segment sales and marketing expenses of approximately $97,000 from approximately $294,000 for fiscal year 2009 to approximately $391,000 for fiscal year 2010. The increase in TPP segment sales and marketing expenses is primarily attributable to increases in staffing levels throughout fiscal 2010, resulting in an increase in wages and commissions of approximately $84,000.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $468,000 for fiscal year 2010 as compared to approximately $272,000 for fiscal year 2009, an increase of approximately $196,000 or approximately 72.1%. The increase is primarily attributable to an increase in our TPP segment product development and enhancement expenses of approximately $195,000 from approximately $224,000 for fiscal year 2009 to approximately $419,000 for fiscal year 2010. The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the fiscal year 2010 as compared to the fiscal year 2009.  The increase in staff was required to support the development of a customized online order-management system as well as supporting new and existing product and  service lines.

Amortization and depreciation

Amortization of intangibles was approximately $663,000 for fiscal year 2010, as compared to approximately $661,000 for fiscal year 2009. Depreciation expense for capital assets increased to approximately $138,000 for fiscal year 2010 from approximately $124,000 for fiscal year 2009, an increase of approximately $14,000 or approximately 11.3%. The increase is primarily attributable to an increase in depreciable assets for fiscal year 2010 as compared to fiscal year 2009.

Gain/(Loss) on disposal/abandonment of property and equipment

Gain on disposal/abandonment of property and equipment for fiscal year 2010 was approximately $4,000 compared to approximately $1,000 for fiscal year 2009.

Foreign exchange gain (loss)

Foreign exchange gain decreased approximately $355,000 or approximately 80% from approximately $444,000 for fiscal year 2009 to approximately $89,000 for fiscal year 2010. The decrease in foreign exchange gain was primarily attributable to a weakening U.S. dollar in relation to the Canadian dollar. The U.S. dollar weakened by approximately 24.4% from the prior fiscal year end date, March 31, 2009 to the current fiscal year end date March 31, 2010. As our TPP segment’s functional currency is the Canadian dollar, net assets originating in U.S. dollars have exposure with a weakening U.S. dollar and resulted in foreign exchange losses of approximately $257,000. In addition, the final payment of the Canadian dollar denominated two-year promissory notes resulted in a realized foreign exchange loss of approximately $178,000 as compared to an unrealized foreign exchange gain of approximately $371,000 for fiscal year 2009.   These fiscal year 2010 exchange losses of approximately $257,000 and approximately $178,000 were offset with foreign exchange gains of approximately $532,000 resulting from the conversion to U.S. dollars of our future income tax assets originating in Canadian dollars.

Other (expenses) income, net

During the fiscal year 2010, we had net other expenses of approximately $57,000 compared to net other income of approximately $11,000 for the fiscal year 2009.  Net other expenses for fiscal year 2010 consist primarily of a $46,000 cost relating to a financial institution fee paid in relation to the execution of tax planning strategies during our second quarter of our fiscal year 2010.  Net other income for fiscal year 2009 consists primarily of approximately $43,000, net of legal fees, attributable to the recognized current period portion of deferred other income from a certain standstill agreement contained in one of the licenses we entered into in April, 2006 offset by approximately $35,000 in costs relating to the early termination of one of our operating leases.

Interest income

Interest income for fiscal year 2010 decreased to approximately $25,000 from approximately $226,000 for fiscal year 2009.  The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments and a decrease in interest rates earned on cash investments.

Interest expense

Interest expense decreased to approximately $48,000 in fiscal year 2010 compared to approximately $248,000 in fiscal year 2009, a decrease of approximately $200,000 or approximately 80.6%. The decrease in interest expense was primarily attributable to a decrease of approximately $186,000 from approximately $229,000 in interest accrued on the two-year promissory notes issued in the Beanstream acquisition for fiscal year 2009 to approximately $43,000 for fiscal year 2010. During the first quarter of our fiscal year 2010 we made the final installment payment of approximately $2,321,000 on the two –year promissory notes.

Income Taxes

Income tax expense (recovery) consists of a recovery of current income taxes of approximately $826,000 for the fiscal year 2010 compared to an income tax expense of approximately $847,000 for the fiscal year 2009, a decrease of current income tax expense of approximately $1,673,000.  The decrease is primarily attributable to the expected recovery of taxes for the current fiscal period resulting from the implementation of certain tax planning strategies during the fiscal year 2010. These strategies are intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Future income tax expense was approximately $2,113,000 for  the fiscal year 2010 compared to future income tax recovery of $5,268,000 for the fiscal year 2009, an increase in future income tax expense of approximately $7,381,000. The increase in future income tax expense was primarily attributable to an approximate $6,547,000 reversal in the valuation allowance related to our future income tax assets which was recorded in the fourth quarter of the fiscal year 2009.

As of March 31, 2010, we had U.S. net operating loss carry-forwards of approximately $7,677,000 and Canadian non-capital loss carry-forwards of approximately $3,301,000. Of the U.S. net operating loss amounts, approximately $3,190,000 represents tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If we are not able to use these loss carry-forwards, the U.S. and Canadian loss carry-forwards will expire in 2011 through 2030.

Net (Loss) Income

Net loss was approximately $126,000 for fiscal year 2010 compared to net income of approximately $5,455,000 for fiscal year 2009, a decrease in net income of approximately $5,581,000.  The decrease in net income is primarily attributable to a decrease in income tax recovery of approximately $5,707,000 from fiscal year 2009 to fiscal year 2010 resulting from an approximate $6,547,000 reversal in the valuation allowance related to our future income tax assets which was recorded in the fourth quarter of the 2009 fiscal year.  Loss per both basic and diluted share was approximately $0.00 for fiscal year 2010 as compared to earnings per share of approximately $0.20 for fiscal year 2009, a decrease in earnings per both basic and diluted share of approximately $0.20.

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

Cost of revenue increased from approximately $4,808,000 for fiscal year 2008 to approximately $6,058,000 for fiscal year 2009, an increase of approximately $1,250,000 or approximately 26%. This increase was primarily attributable to our inclusion of twelve months worth of TPP segment cost of revenue totaling approximately $4,278,000 for fiscal year 2009 as compared to the inclusion of nine months worth of TPP segment cost of revenue totaling approximately $3,002,000 for fiscal year 2008 resulting from our acquisition of Beanstream on June 30, 2007. CP/SL segment cost of revenue was approximately $1,628,000 for fiscal year 2009 as compared to approximately $1,764,000 for fiscal year 2008, a decrease in CP/SL segment cost of revenue of approximately $136,000 or approximately 7.7%.  In fiscal year 2009, cost of revenue was approximately $1,515,000 in the first quarter, approximately $1,505,000 in the second quarter, approximately $1,560,000 in the third quarter and approximately $1,478,000 in the fourth quarter.

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

General and administrative expenses decreased to approximately $4,341,000 from approximately $5,660,000 for fiscal years 2009 and 2008, respectively, a decrease of approximately $1,319,000 or approximately 23.3%. Included in general and administrative expenses for fiscal year 2009 are TPP segment expenses of approximately $643,000 as compared to approximately $337,000 for fiscal year 2008. The increase in TPP segment general and administrative expenses was primarily attributable to our inclusion of twelve months worth of TPP segment expenses for fiscal year 2009 as compared to the inclusion of nine months worth of TPP segment expenses for fiscal year 2008 resulting from our acquisition of Beanstream on June 30, 2007. CP/SL segment expenses decreased to approximately $639,000 from approximately $2,146,000 for fiscal year 2009 and 2008 respectively, a decrease of approximately $1,507,000 or approximately 70.2%. This expected decrease in CP/SL segment general and administrative expenses is primarily attributable to our repositioning of this segment, and in particular the consolidation of our four data centers into two which was completed during the fourth quarter of our fiscal year 2008. Also included in general and administrative expenses are stock-based compensation expenses of approximately $1,140,000 for fiscal year 2009 compared to approximately $1,218,000 for fiscal year 2008, a decrease of approximately $78,000 or approximately 6.4%.

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

Amortization and depreciation

Amortization of intangibles was approximately $661,000 for fiscal year 2009, as compared to approximately $537,000 for fiscal year 2008. The increase in amortization of intangibles of approximately $124,000 was primarily attributable to twelve months worth of amortization of acquired intangible assets for fiscal year 2009 versus nine months worth for fiscal 2008 resulting from our acquisition of Beanstream on June 30, 2007. Depreciation expense for capital assets decreased to approximately $124,000 for fiscal year 2009 from approximately $368,000 for fiscal year 2008, a decrease of approximately $244,000 resulting primarily from the disposal and abandonment of the two IBM mainframes during the fourth quarter of our fiscal 2008.

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

Net Income (Loss)

Net income was approximately $5,455,000 for fiscal year 2009 compared to a net loss of approximately $2,221,000 for fiscal year 2008, an increase in net income of approximately $7,676,000.  The increase in net income is primarily attributable to an approximately $6,547,000 reversal in the valuation allowance related to our future income tax assets which was recorded in the fourth quarter of the 2009 fiscal year.  Net earnings per both basic and diluted share was approximately $0.20 for fiscal year 2009, as compared to a net loss per basic and diluted share of approximately ($0.10) for fiscal year 2008, an increase in net earnings per basic and diluted share of approximately $0.30.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $5,600,000 in working capital as of March 31, 2010 compared to approximately $2,762,000 in working capital as of March 31, 2009. The increase in working capital was primarily attributable to an increase in corporate taxes receivable of approximately $1,073,000 and an increase in the current portion of future income taxes of approximately $442,000 resulting from the implementation of tax planning strategies during the fiscal year 2010.  These strategies are intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Cash provided by operating activities increased approximately $1,438,000 from cash used in operating activities of approximately $303,000 for fiscal year 2009 to cash provided by operating activities of approximately $1,135,000 for fiscal year 2010. The increase in cash provided by operating activities was primarily attributable to increases in accounts payable and accrued liabilities balances as at March 31, 2010. Cash used in investing activities was approximately $76,000 for fiscal year 2010 as compared to approximately $119,000 for fiscal 2009, a decrease in cash used in investing activities of approximately $43,000. The decrease in cash used in investing activities was primarily attributable to a decrease in acquisition of property and equipment of approximately $46,000 for fiscal year 2010 as compared to fiscal year 2009.  Cash used in financing activities was approximately $2,405,000 for fiscal year 2010 as compared to approximately $3,038,000 for fiscal year 2009, a decrease in cash used in financing activities of approximately $633,000. The decrease in cash used in financing activities was primarily due to the difference in the payments on the promissory notes relating to the acquisition of Beanstream.  During fiscal year 2010 we made the second and final payment of approximately $2,321,000 on the promissory notes as compared to the first payment of approximately $2,844,000 on the promissory notes made during fiscal year 2009, a difference in payments of approximately $523,000.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of March 31, 2010, the Corporation’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

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

Contingencies

On March 6, 2007, we received notification that we had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including a subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.  On September 8, 2008, the complaint was dismissed with prejudice and on October 8, 2008 the plaintiffs appealed this decision.    On November  4, 2009 oral arguments were heard by the Fifth Circuit of appeals.  While we have not received a ruling, we believe it is likely the dismissal will be affirmed.   We believe that these allegations are without merit and do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

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

On June 4, 2009, we filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States.  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 and we are seeking damages and injunctive and other relief for the alleged infringement of this patent.

On December 29, 2009, LML Patent Corp., our indirectly wholly-owned subsidiary, entered into a Settlement and License Agreement (the “License Agreement”) with one of the defendants (the “Released Defendant”) in the patent infringement lawsuit originally filed on November 19, 2008 by LML Patent Corp. in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40220.    LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of this patent.  The License Agreement was effective December 29, 2009 and provided the Released Defendant with a fully paid-up license to LML Patent Corp’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the License Agreement, the Released Defendant paid LML Patent Corp. compensation in the amount of $1,150,000 for releases, licenses, covenants and all other rights granted under the License Agreement.  Pursuant to the License Agreement, the lawsuit against the Released Defendant was dismissed with prejudice on January 5, 2010.

Subsequent to the fiscal year ended March 31, 2010, on June 2, 2010, LML Patent Corp., our indirect wholly-owned subsidiary, also entered into a Settlement and License Agreement (the “PNC License Agreement”) with PNC Financial Services Group Inc., PNC Bank N.A. and PNC Bank N.A. as successor in interest to National City Bank (collectively “PNC”), one of the defendants in the patent infringement lawsuit originally filed by LML Patent Corp. in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220.   LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of this patent (the “Patent Litigation”).  The PNC License Agreement was effective June 2, 2010 and provided PNC with a fully paid-up license to LML Patent Corp.’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the PNC License Agreement, PNC paid LML Patent Corp. compensation in the amount of $1,375,000 for releases, licenses, covenants and all other rights granted under the PNC License Agreement.  Pursuant to the PNC License Agreement, the lawsuit against PNC was dismissed with prejudice on June 7, 2010.

On May 13, 2010, four of the defendants in the Patent Litigation submitted a request for inter partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding  U.S. Patent RE40,220.  The USPTO is evaluating the inter partes reexamination request and will make a determination as to whether it will order a re-examination.  An inter partes re-examination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  In inter partes re-examination, a person challenges the patent by submitting a “request” to the USPTO.  The request must supply prior art references and make proposed rejections of claims.  The request is assigned to a patent Examiner in the Central Re-examination Unit of the Patent Office.  The Examiner decides whether the request raises a “substantial new question of patentability”, and if so, begins an inter partes re-examination proceeding.

In the event the re-examination is granted, the Examiner will typically issue a non-final office action rejecting one or more of the claims.  We may file a response, which can amend the claims to avoid prior art, and, under certain circumstances, add new claims.  Within one month of the service date of our response, the Third Party Requester may file comments.  The Examiner will then consider the filings and issue an “Action Closing Prosecution”.  The Action Closing Prosecution is not final and may be appealed by either party.  We may respond to the Action Closing Prosecution and if we do so, the Third Party Requester may again file comments.  A “Right of Appeal Notice” typically follows.  The “Right of Appeal Notice” is a final but appealable office action.  From there, either party may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”).  Whether the Examiner will decide to order a re-examination and, if so, the results of such proceeding (including any appeals that may be made) are indeterminable at this time.  While we believe that our patents are valid and will vigorously defend the validity of our patents in any re-examination proceeding, we cannot give any assurances as to the ultimate outcome of the pending request for re-examination or of any future requests that may be made by other third parties, and any re-examination proceeding that results in any of our patents being found invalid could have a material adverse effect on us.

Contractual Obligations

In our fiscal year ended March 31, 2010, we entered into a lease agreement with Ikon Financial Services to finance an equipment purchase of $11,269. Lease payments are due monthly under the lease term of sixty (60) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Also in our fiscal year ended March 31, 2010, we entered into a lease agreement with Dell Financial Services Canada to finance an equipment purchase of $17,470. Lease payments are due monthly under the lease term of twelve (12) months. Title to the equipment will transfer to the Corporation at the expiration of the lease.

In our fiscal year ended March 31, 2007, we entered into a lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling $1,139,106. Lease payments were due on the last day of each month under the lease term of thirty-six (36) months. Title to the equipment transferred to us at the expiration of the lease. Accordingly these amounts were recorded as a capital lease. During the fourth quarter of our fiscal year ended March 31, 2008, we consolidated our four data centers, which were running two distinct processing platforms, into two data centers with a single processing platform. Consequently, we disposed and abandoned the two IBM Mainframes for a net loss of approximately $726,000 and incurred other costs relating to the consolidation of the data centers of approximately $247,000. We sold two components of the IBM Mainframe and remained obligated on the balance of approximately $174,000 as at March 31, 2009, which was satisfied with monthly payments over the remaining ten (10) months of the lease agreement. As at March 31, 2010, we have no further obligation on the lease agreement with IBM Credit LLC.

The following table summarizes our significant contractual obligations and commitments as of March 31, 2010:

	Payments due by:
	(in thousands)

		Less than	1 to 3	4 to 5	More than
	Total	1 year	years	years	5 years

Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	21	11	5	5	-
Operating Lease Obligations	826	226	486	114	-
Purchase Obligations	199	170	29	-	-
Total	$1,046	$407	$520	$119	$-

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

IPL Segment

Within the Intellectual Property Licensing (“IPL”) segment, revenue arrangements typically include the following elements:

•	Licenses – licenses are issued for the use of existing patents;
•	Release from litigation –we release the licensees from any claims or causes of action for patent infringement as of the effective date of the underlying agreement; and
•	Covenant-not-to-sue provision –we agree to a covenant-not-to-sue provision for infringement of any patents for a specified period commencing on the effective date of the underlying agreement.

When we enter into intellectual property licensing and settlement agreements comprising multiple elements, the significant factors, inputs, assumptions and methods used to determine the estimated selling price of each element present in the arrangement include:

•	Royalty rates from existing licenses;
•	Actual usage, including transaction volumes by the existing licensees; and
•	Expected usage by the customer.

Total arrangement consideration is then allocated to each of the deliverables using the relative selling price method.

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

Goodwill, Purchased Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill and indefinite-life intangibles annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative estimates of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative estimates could result in smaller or no impairment charges, higher net income and higher asset values. As of March 31, 2010, we had recorded goodwill in connection with our acquisition of Beanstream with a carrying value of approximately $17,874,000. Significant judgments could be required to evaluate goodwill for impairment in the future including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. We evaluate the goodwill related to the Beanstream acquisition on an annual basis as of March 31 or when indicators of impairment may exist.

We also evaluate the other intangible assets related to the Beanstream acquisition on an annual basis as of March 31 or when indicators of impairment may exist. As of March 31, 2010, we had recorded other intangible assets in connection with our acquisition of Beanstream, with a carrying value of approximately $4,710,000, consisting of partner relationships, merchant contracts, existing technology and trade names. The value of the partner relationships as well as the merchant contracts were derived by considering, among other factors, the expected income and discounted cash flows to be generated from such contracts and relationships. The value of the existing technology was derived by considering, among other factors, the expected income and discounted cash flows to be generated, taking into account risks related to the characteristics and applications of the technology and assessments of the life cycle state of the technology. The value of the trade name was derived by considering, among other factors, expected income and discounted cash flows to be generated, also taking into account the expected period in which we intend to utilize the trade name.

Stock-Based Compensation

We issue stock options to our employees and directors under the terms of our 1996 Stock Option Plan and our 2009 Stock Incentive Plan.  We also have a 1998 Stock Incentive Plan, however, the 10-year term of our 1998 Stock Incentive Plan has expired and, accordingly, the shares that had remained available for grant pursuant to additional options or other equity awards may no longer be granted under that plan (although, outstanding awards under the 1998 Stock Incentive Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan).

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

Future Income Taxes and Valuation Allowance

Future income taxes reflect the net tax effects of temporary differences between the carrying amount of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We assess the likelihood that our future tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance.  We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.  Based on various factors, including our taxable income for the past year and estimates of future profitability, we recorded a partial valuation allowance against our net future tax assets.  If we fail to achieve future taxable income assumed in the calculation of our future tax assets or if we fail to implement feasible and prudent tax planning strategies, we may be required to offset future tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation could have a material adverse impact on our profitability and results of operations. If we do not achieve sufficient Canadian and U.S. taxable income in future years to utilize all or some of our net operating loss carry-forwards, they will expire. See Note 13 to our Consolidated Financial Statements included elsewhere in this report.

Foreign Currency Translation

Our functional (except as described below) and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651 “Foreign Currency Translation” (which is consistent with the FASB issued authoritative guidance regarding foreign currency translation) using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

The functional currency of our Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with CICA 1651, (which is consistent with the FASB issued authoritative guidance regarding foreign currency translation).  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the year are used to translate Beanstream’s revenues and expenses.  The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

Future Change in Accounting Policies

International Financial Reporting Standards

The Canadian Institute of Chartered Accountants has announced that public companies will be required to transition from Canadian Generally Accepted Accounting Principles (GAAP) to International Financial Accounting Standards (IFRS). For us, this will take place with our fiscal period commencing April 1, 2011. This transition will require the restatement for comparative purposes of amounts reported by us for all interim and annual periods beginning on or after April 1, 2010.

We continue our process of transition from current Canadian GAAP to IFRS. We have a project team assigned to plan for and achieve a smooth transition to IFRS. Progress reporting to the Audit Committee of the Board of Directors on the status of the IFRS implementation continues to take place.

The transition plan consists of the following three phases:  (i) initial scoping and diagnostic phase; (ii) detailed analysis and design phase; and (iii) the implementation phase.

Initial scoping and diagnostic phase:

We have completed the initial scoping and diagnostic phase which included the review and identification of major differences between current Canadian GAAP and IFRS as well as an initial evaluation of IFRS 1 transition exemptions.

Detailed analysis and design phase:

We are currently working on the second phase of our conversion plan which entails a detailed analysis of all relevant accounting differences between IFRS and GAAP, as identified in the initial scoping and diagnostic phase, which will be impacted by the conversion to IFRS.  The analysis includes a review of the changes required to the current accounting policies as well as any policy alternatives.  The implications of these changes on business processes, information systems and internal control over financial reporting are also analyzed.  We are also in the process of preparing draft financial statements and related note disclosure in accordance with IAS 1 – “Presentation of Financial Statements”.  Training is provided on a continuous basis to key employees.  To date, we have completed a portion of the detailed analysis of the significant areas and we expect to complete the balance by the end of the second quarter of fiscal 2011.

Implementation phase:

The final phase of our IFRS changeover plan will entail the implementation of the changes identified in the second phase as well as the approval of IFRS financial statements.  Training will continue to be provided on a ongoing basis to key employees.  The final phase will be completed during the third and fourth quarters of fiscal 2011.

Based on the progress to date, the following are some of the significant accounting policy changes that have been identified as having a potential impact on our financial statements.  We are in the process of reviewing other accounting policies and will disclose additional information when available.

•
IAS 1 “Presentation of Financial Statements”, which will require classification changes to the Statement of Earnings by using either the Function of Expense Method or the Nature of Expense Method, as well as additional disclosure requirements.  We have yet to conclude on which method of presentation we will follow.

•	IAS 17 “Leases”, which may require changes to the basis of the expense recognition over the lease term.
•
IAS 36 “Impairment of Assets”, which will require the impairment of assets to be applied to the Cash Generating Units (CGU), the lowest level at which separately independent cash inflows can be identified.  Assets will be assessed using a one-step test, where the carrying value of an asset or group of assets will be compared directly to its recoverable amount on a discounted cash flow basis.

We are currently evaluating the implications of these changes on business processes, information systems, internal control over financial reporting and disclosure controls and procedures.

As we prepare for our transition, we continue to monitor ongoing changes to IFRS and adjust our transition and implementation plans accordingly.  Our transition remains in line with our implementation schedule and we are on track to meet the timelines essential to changeover.

New Accounting Guidance

Notes 2 and 18 in the accompanying consolidated financial statements in this report contains a discussion of new accounting pronouncements and the potential impact to our consolidated results of operations and financial position.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as such term is defined in Item 303(a) (4) of Regulation S-K.

Summary Quarterly Financial Data (Unaudited)

The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2010 and March 31, 2009 (in thousands, except share data):

	Year Ended March 31, 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$3,235	$3,252	$4,743	$3,596
Net income (loss)	90	366	(396)	(186)
Basic net earnings per common share	0.01	0.01	(0.02)	0.00
Diluted net earnings per common share	0.01	0.01	(0.02)	0.00

	Year Ended March 31, 2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$3,177	$3,087	$3,037	$3,078
Net income (loss)	(47)	65	281	5,156
Basic net earnings (loss) per common share	(0.00)	0.00	0.01	0.19
Diluted net earnings (loss) per common share	(0.00)	0.00	0.01	0.19

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2010, our marketable securities were recorded at a fair value of approximately $2,414,000 with an overall weighted average return of .50% and an overall weighted average life of less than three months. Any exposure to price risk would have an immaterial effect on the recorded value of the marketable securities.

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since we had no long-term debt as of March 31, 2010.  To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

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

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     Not applicable

ITEM 9A(T).	Controls and Procedures

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

Material Weakness in Internal Controls

In completing the financial statements for the fiscal year ended March 31, 2010, management identified a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to calculate our future tax asset value and corresponding future income tax expense as at the completion of our fiscal third quarter ended December 31, 2009 or at the completion of the fiscal year ended March 31, 2010. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on their evaluation, our CEO and CAO concluded that, due to the aforementioned material weakness in internal controls as of the end of the period covered by this report, our disclosure controls and procedures were  not effectively designed to provide reasonable assurance that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Since the discovery of the material weakness we have performed a detailed review of our procedures involved in the calculation and review of future tax asset values and corresponding future income tax expenses of the tax provision.  Our efforts to remediate the weakness in our internal control over financial reporting include the engagement of external resources and the implementation of new procedures with respect to the segregation of the calculation and review processes of the tax provision.    While we believe that these actions will remediate the material weakness control deficiency we have identified and strengthen our internal control over financial reporting, our CEO and CAO will not be able to determine whether these additional controls are operating effectively until they have assessed their effectiveness as part of their evaluation of our internal control over financial reporting for the first two interim periods following implementation.    As we improve our internal control over financial reporting and implement the remediation measures described above, we may supplement or modify such remediation measures with additional remediation measures.  However, we cannot provide assurance that either we or our independent auditors will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Changes in Internal Control over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CAO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on our evaluation, during our most recent fiscal quarter there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, subsequent to March 31, 2010, we took the remedial actions described above to materially improve our procedures relating to the calculation and review of future tax asset values and corresponding future income tax expenses of the tax provision.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting  as of March 31, 2010 based on the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management concluded that the material weakness in internal control over financial reporting, identified in connection with the restatement of our consolidated financial statements for the quarterly period ended December 31, 2009, namely, that we did not have adequately designed procedures to calculate our future tax asset value and corresponding future income tax expense, continued to exist as at the completion of the fiscal year ended March 31, 2010.

This material weakness resulted in accounting errors which caused us to restate our consolidated financial statements as of December 31, 2009.

Based on their assessment, including consideration of the aforementioned material weakness, and the criteria discussed above, management has concluded that our internal control over financial reporting was not effective at a reasonable assurance level as of March 31, 2010.

Management’s Remediation Initiatives

As of the date of this filing we have performed a detailed review of our procedures involved in the calculation and review of future tax asset values and corresponding future income tax expenses of the tax provision.  Our efforts to remediate the weakness in our internal control over financial reporting include the engagement of external resources and the implementation of new procedures with respect to the segregation of the calculation and review processes of the tax provision.    While we believe that these actions will remediate the material weakness control deficiency we have identified and strengthen our internal control over financial reporting, our CEO and CAO will not be able to determine whether these additional controls are operating effectively until they have assessed their effectiveness as part of their evaluation of our internal control over financial reporting for the first two interim periods following implementation.  As we improve our internal control over financial reporting and implement the remediation measures described above, we may supplement or modify such remediation measures with additional remediation measures.  However, we cannot provide assurance that either we or our independent auditors will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information on our directors, executive officers, and audit committee, compliance with Section 16(a) of the Exchange Act and our code of ethics applicable to our Chief Executive Officer and Chief Accounting Officer will be contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2010, and is incorporated herein by reference.

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

There were no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors implemented during fiscal 2010.

ITEM 11.	Executive Compensation

Information on compensation of our directors and executive officers will be contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2010, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Security Matters

Information on the securities ownership of certain beneficial owners and our management will be contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2010, and is incorporated herein by reference.

Information required by Item 201(d) of Regulation S-K is set forth under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information on certain relationships, related transactions and director independence will be contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2010, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal 2010, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

Page	Description

F-1	Grant Thornton LLP, Report of Independent Registered Chartered Accounting Firm

F-2	Consolidated Balance Sheets at March 31, 2010 and 2009

F-3 F-4
Consolidated Statements of Operations for each of the three years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended March 31, 2010, 2009 and 2008

F-5	Consolidated Statements of Shareholders' Equity for each of the three years ended March 31, 2010, 2009 and 2008

F-6	Consolidated Statements of Cash Flows for each of the three years ended March 31, 2010, 2009 and 2008

F-7	Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits:

Exhibit Number	Description of Document

2.1
Arrangement Agreement dated as of April 30, 2007, between LML Payment Systems Inc. and Beanstream Internet Commerce Inc. and the schedules thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K dated April 30, 2007 of LML (file No. 000-13959)).

2.2
Amending Agreement between LML Payment Systems Inc. and Beanstream Internet Commerce Inc. dated as of May 24, 2007 (incorporated by reference to Exhibit 99.2 to the Form 8-K dated June 4, 2007 of LML (file No. 000-13959)).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 000-13959)).

3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 000-13959)).

10.1
Securities Purchase Agreement dated as of March 26, 2008, between LML Payment Systems Inc. and Millennium Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 26, 2008 of LML (file 000-13959)).

10.2
Registration Rights Agreement dated as of March 26, 2008, between LML Payment Systems Inc. and Millennium Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated March 26, 2008 of LML (file 000-13959)).

10.3
Warrant dated as of March 26, 2008, between LML Payment Systems Inc. and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K dated March 26, 2008 of LML (file 000-13959)).

10.4†
Employment agreement between LML Payment Systems Inc. and Patrick H. Gaines dated March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 31, 2008 of LML (file 000-13959)).

10.5†
Employment agreement between LML Payment Systems Inc. and Richard R. Schulz dated March 31, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K dated March 31, 2008 of LML (file 000-13959)).

10.6†
Employment agreement between LML Payment Systems Inc. and Carolyn L.  Gaines dated March 31, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K dated March 31, 2008 of LML (file 000-13959)).

10.7†
Employment agreement between LML Payment Systems Inc. and Craig Thomson dated February 5, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 5, 2009 of LML (file 000-13959)).

10.8†	Employment agreement between LML Payment Systems Inc. and Chris Koide dated February 5, 2009 (incorporated by reference to Exhibit 10.2 to the Form 8-K dated February 5, 2009 of LML (file 000-13959)).

10.9†
Amending agreement to the employment agreement between LML Payment Systems Inc. and Patrick H. Gaines dated February 5, 2009 (incorporated by reference to Exhibit 10.3 to the Form 8-K dated February 5, 2009 of LML (file 000-13959)).

10.10†
Amending agreement to the employment agreement between LML Payment Systems Inc. and Richard R. Schulz dated February 5, 2009 (incorporated by reference to Exhibit 10.4 to the Form 8-K dated February 5, 2009 of LML (file 000-13959)).

10.11†
1996 Stock Option Plan and amendments to 1996 Stock Option Plan dated August 31, 1998, September 30, 1999 and September 18, 2000 (incorporated by reference to Appendix A to the Schedule 14A of LML dated August 8, 2007 (file 000-13959)).

(b)	Exhibits (continued)

10.12†	1998 Stock Incentive Plan and amendment to 1998 Stock Incentive Plan dated September 18, 2000 (incorporated by reference to Appendix B to the Schedule 14A of LML dated August 8, 2007 (file 0-13959)).

10.13†	2009 Stock Incentive Plan dated June 17, 2009 (incorporated by reference to Appendix A to the Schedule 14A of LML dated August 6, 2010 (file 000-13959)).

10.14††
Settlement and License Agreement between LML Patent Corp and RBS Citizens Bank N.A. dated December 29, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ending December 31, 2009, as filed with the SEC on February 12, 2010 (File No. 000-13959)).

10.15*
Settlement and License Agreement effective as of June 2, 2010 among LML Patent Corp. and PNC Financial Services Group Inc., PNC Bank N.A. and PNC Bank N.A. as successor in interest for National City Bank (collectively, “PNC”).

21*	Subsidiaries of LML

23.1*	Consent of Grant Thornton LLP

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

_______
* filed herewith

† Management contract or compensatory plan or arrangement

†† Confidential Treatment has been granted.

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Patrick H. Gaines
Patrick H. Gaines
Chairman of the Board and Chief Executive Officer

Date: June 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

	Title	Date

/s/ Patrick H. Gaines	Chairman of the Board, Chief Executive Officer and Director	June 24, 2010
Patrick H. Gaines	(Principal Executive Officer)

/s/ A. Craig Thomson	President	June 24, 2010
A. Craig Thomson

/s/ Richard R. Schulz	Controller and Chief Accounting Officer	June 24, 2010
Richard R. Schulz	(Principal Financial and Accounting Officer)

/s/ David C. Cooke	Director	June 24, 2010
David C. Cooke

/s/ Jacqueline Pace	Director	June 24, 2010
Jacqueline Pace

/s/ Greg A. MacRae	Director	June 24, 2010
Greg A. MacRae

REPORT OF THE INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

To the Shareholders of
LML Payment Systems Inc.

We have audited the accompanying consolidated balance sheets of LML Payment Systems Inc. and subsidiaries (together, the “Corporation”) as of March 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2010.  These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LML Payment Systems Inc. and subsidiaries as of March 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America.  Information relating to the nature and effect of such differences is presented in Note 18 to the consolidated financial statements.

Vancouver, Canada	/s/ GRANT THORNTON LLP
June 17 , 2010	Chartered Accountants

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of the Corporation’s financial statements, such as the change described in Note 2(r) to the financial statements relating to multiple deliverable revenue arrangements.  Our report to the shareholders dated June 17, 2010 is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

Vancouver, Canada	/s/ GRANT THORNTON LLP
June 17 , 2010	Chartered Accountants

LML PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	March 31,

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 6)	$5,069,763	$6,138,530
Funds held for merchants (Note 6)	5,804,752	10,746,731
Restricted cash (Note 5(b))	175,000	175,000
Accounts receivable, less allowance of $31,463 (2009: $31,785)	799,584	801,087
Corporate taxes receivable	1,072,930	-
Prepaid expenses	416,507	295,702
Current portion of future income tax assets (Note 13)	1,280,860	838,575
Total current assets	14,619,396	18,995,625

PROPERTY AND EQUIPMENT, net (Notes 7 and 10)	219,580	227,324

PATENTS (Note 8)	455,304	622,730

RESTRICTED CASH (Note 5(b))	255,247	125,030

FUTURE INCOME TAX ASSETS (Note 13)	2,406,473	4,429,578

GOODWILL (Note 9)	17,874,202	17,874,202

INTANGIBLE ASSETS (Note 9)	4,710,337	5,205,487

OTHER ASSETS	20,641	19,020

Total assets	$40,561,180	$47,498,996

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$836,274	$756,845
Accrued liabilities	1,040,443	814,094
Corporate taxes payable	-	283,794
Funds due to merchants (Note 6)	5,804,752	10,746,731
Current portion of obligations under capital lease (Note 10)	11,195	170,243
Current portion of promissory notes (Note 3)	-	2,100,920
Current portion of deferred revenue	1,325,983	1,361,046
Total current liabilities	9,018,647	16,233,673

OBLIGATIONS UNDER CAPITAL LEASE (Note 10)	9,840	-

DEFERRED REVENUE	2,155,162	3,330,630

Total liabilities	11,183,649	19,564,303

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY

CAPITAL STOCK
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 27,241,408 issued and outstanding (2009: 27,116,408)	50,152,385	50,039,568

CONTRIBUTED SURPLUS (Note 11(b))	7,952,343	6,732,059
DEFICIT	(28,877,282)	(28,751,456)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	150,085	(85,478)
Total shareholders’ equity	29,377,531	27,934,693

Total liabilities and shareholders’ equity	$40,561,180	$47,498,996

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In U.S. Dollars, except share data)

	Years ended March 31,

	2010	2009	2008

REVENUE (Note 4)	$14,825,667	$12,378,848	$11,327,878

COSTS OF REVENUE (includes stock-based compensation expense of $148,228 (2009 - $149,716; 2008 - $42,449))	7,655,551	6,057,817	4,807,946
GROSS PROFIT (excludes amortization and depreciation expense)	7,170,116	6,321,031	6,519,932

OPERATING EXPENSES
General and administrative (includes stock-based compensation expense of $1,038,447 (2009 - $1,139,589; 2008 - $1,217,984))	4,337,914	4,341,159	5,659,694
Sales and marketing (includes stock-based compensation expense of $3,025 (2009 - $3,033; 2008 - $2,975))	416,617	323,103	227,935
Product development and enhancement (includes stock-based compensation expense of $48,401 (2009 - $48,534; 2008 - $23,802))	467,686	272,499	177,704
Amortization of property and equipment	138,271	124,441	367,809
Amortization of intangible assets	662,576	660,893	537,679
(Gain) Loss on disposal/abandonment of property and equipment	(3,830)	(864)	726,325
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	1,150,882	599,800	(1,177,214)

Foreign exchange gain (loss)	89,455	444,050	(229,661)
Other (expense) income , net	(57,044)	10,898	(246,918)
Interest income	25,036	226,472	406,063
Interest expense	(47,771)	(247,536)	(358,756)
INCOME (LOSS) BEFORE INCOME TAXES	1,160,558	1,033,684	(1,606,486)

Income tax expense (recovery) (Note 13)
Current	(826,246)	846,671	614,342
Future	2,112,630	(5,268,153)	-
	1,286,384	(4,421,482)	614,342

NET (LOSS) INCOME	$(125,826)	$5,455,166	$(2,220,828)

(LOSS) EARNINGS PER SHARE, basic and diluted	$-	$0.20	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, (Note 11(a))
Basic	27,116,408	26,834,165	21,869,404
Diluted	27,116,408	26,834,165	21,869,404

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In U.S. Dollars)

	Years ended March 31,

	2010	2009	2008

Net (loss) income	$(125,826)	$5,455,166	$(2,220,828)

Unrealized foreign exchange gain (loss) on translation of self-sustaining operations	235,563	(66,432)	(19,046)
Comprehensive income (loss)	$109,737	$5,388,734	$(2,239,874)

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)

				Accumulated
				Other
	Common		Contributed	Comprehensive
	Shares	Amount	Surplus	Income (Loss)	Deficit	Total
Balance as at March 31, 2007	20,207,094	$32,774,368	$3,443,292	$-	$(31,985,794)	$4,231,866

Net loss	-	-	-	-	(2,220,828)	(2,220,828)
Change in cumulative translation adjustment	-	-	-	(19,046)	-	(19,046)
Exercise of stock options	26,250	77,437	-	-	-	77,437
Acquisition (Note 3)	1,963,555	8,538,737	-	-	-	8,538,737
Finders fee on Acquisition (Note 3)	144,933	640,604	-	-	-	640,604
Private Placement (Note 11(e))	4,000,000	7,200,000	-	-	-	7,200,000
Financial advisor fee	-	-	649,500	-	-	649,500
Share issuance cost	-	(1,159,166)	-	-	-	(1,159,166)
Stock-based compensation (Note 11(c))	-	-	1,287,210	-	-	1,287,210
Stock-based compensation – future income taxes	-	-	11,185	-	-	11,185
Balance as at March 31, 2008	26,341,832	48,071,980	5,391,187	(19,046)	(34,206,622)	19,237,499

Net income	-	-	-	-	5,455,166	5,455,166
Change in cumulative translation adjustment	-	-	-	(66,432)	-	(66,432)
Acquisition (Note 9)	774,576	1,971,125	-	-	-	1,971,125
Share issuance cost	-	(3,537)	-	-	-	(3,537)
Stock-based compensation (Note 11(c))	-	-	1,340,872	-	-	1,340,872
Balance as at March 31, 2009	27,116,408	50,039,568	6,732,059	(85,478)	(28,751,456)	27,934,693

Net income	-	-	-	-	(125,826)	(125,826)
Change in cumulative translation adjustment	-	-	-	235,563	-	235,563
Exercise of stock options	125,000	95,000	-	-	-	95,000
Reallocation of contributed surplus on exercise of options	-	17,817	(17,817)	-	-	-
Stock-based compensation (Note 11(c))	-	-	1,238,101	-	-	1,238,101

Balance as at March 31, 2010	27,241,408	$50,152,385	$7,952,343	$150,085	$(28,877,282)	$29,377,531

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)

	Years ended March 31,

	2010	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(125,826)	$5,455,166	$(2,220,828)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Provisions for losses on accounts receivable	5,705	17,461	10,942
Amortization of property and equipment	138,271	124,441	367,809
Amortization of intangible assets	662,576	660,893	537,679
(Gain) loss on disposal/abandonment of property and equipment	(3,830)	(864)	726,325
Stock-based compensation	1,238,101	1,340,872	1,287,210
Stock-based compensation – future income taxes	-	-	11,185
Future income taxes	2,112,630	(5,268,153)	-
Foreign exchange (gain) loss	(353,935)	(370,692)	177,847

Changes in non-cash operating working capital
Restricted cash	(100,000)	75,000	-
Accounts receivable	50,004	(214,903)	(130,694)
Corporate taxes receivable	(1,072,930)	-	-
Prepaid expenses	(110,661)	(28,405)	214,414
Other assets	-	-	(8,360)
Accounts payable and accrued liabilities	255,012	(536,940)	323,496
Corporate taxes payable	(334,296)	(204,471)	582,538
Deferred revenue	(1,225,382)	(1,352,311)	(1,339,390)
Net cash provided by (used in) operating activities	1,135,439	(302,906)	540,173

INVESTING ACTIVITIES:
Other assets	-	2,785	-
Acquisition of Beanstream, net of cash acquired (Note 3)	-	-	(7,286,834)
Proceeds from disposal of property and equipment	3,830	5,500	107,900
Acquisition of property and equipment	(80,223)	(126,076)	(144,241)
Development of patents	-	(1,652)	(10,804)
Net cash used in investing activities	(76,393)	(119,443)	(7,333,979)

FINANCING ACTIVITIES:
Payments on capital leases	(178,423)	(190,746)	(575,234)
Payment of promissory note	(2,321,460)	(2,843,974)	-
Proceeds from exercise of stock options	95,000	-	77,438
Proceeds from private placement of common shares	-	-	7,200,000
Share capital financing costs	-	(3,537)	(509,666)
Net cash (used in) provided by financing activities	(2,404,883)	(3,038,257)	6,192,538

Effects of foreign exchange rate changes on cash and cash equivalents	277,070	(150,632)	188,028

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,068,767)	(3,611,238)	(413,240)

Cash and cash equivalents, beginning of year	6,138,530	9,749,768	10,163,008

Cash and cash equivalents, end of year	$5,069,763	$6,138,530	$9,749,768
Cash and cash equivalents consist of:
Cash	$2,655,681	$558,571	$8,348,906
Money market fund	109,787	109,524	107,233
Commercial paper	2,304,295	5,470,435	1,293,629
	$5,069,763	$6,138,530	$9,749,768
Supplemental disclosure of cash flow information:
Interest paid	$48,034	$414,603	$61,640
Taxes paid	$435,138	$1,240,310	$44,120

Non-cash investing and financing transactions not included in cash flows:
Property and equipment acquired through capital leases	$28,574	$-	$-

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

1.	NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2(a), is a financial payment processor providing electronic payment and risk management  and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.  The Corporation links merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  The Corporation has partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable its customers to safely and reliably conduct e-Commerce.  The Corporation provides its electronic payment, authentication and risk management services to over 8,500 businesses and organizations in Canada and the United States of America (“U.S.”).  The Corporation also provides check processing solutions including primary and secondary check collection including electronic check re-presentment (RCK) to retailers in the U.S.

The Corporation also provides licenses to its intellectual property. The Corporation’s intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,354,491, No. 6,283,366, No. 6,164,528, No. 5,484,988, and No. RE40,220, all of which describe electronic check processing methods.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). Except as disclosed in Note 18, these principles do not differ materially from generally accepted accounting principles in the U.S. (“U.S. GAAP”).

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA
Legacy Promotions Inc.
Beanstream Internet Commerce Inc. (“Beanstream”) *
0858669 B.C. Ltd.

UNITED STATES
LHTW Properties Inc.
LML Corp.
LML Patent Corp.
LML Payment Systems Corp.
Beanstream Internet Commerce Corp.

* Effective June 30, 2007, the Corporation completed the acquisition of Beanstream. The consolidated balance sheets as of March 31, 2010 and 2009, and the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of shareholders’ equity and the consolidated statements of cash flows for the years ended March 31, 2010, 2009 and 2008 include the accounts of Beanstream since its acquisition by the Corporation on June 30, 2007.

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

The Corporation incurs costs to research and develop its proprietary software products to be sold, licensed or otherwise marketed.  Costs incurred in the research phase are expensed as incurred.  Costs incurred in the development phase are expensed as incurred unless a project meets the criteria under Canadian GAAP for deferral and amortization, in which case the development costs are deferred and amortized over the estimated useful life of the software product developed.  Amortization commences when development of the software is complete and the product is available for sale to customers.  During the fiscal years ended March 31, 2010 and 2009, the Corporation did not defer any development costs.

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

The Corporation’s revenue is derived from three separate lines of business:  (i) transaction payment processing; (ii) intellectual property licensing and (iii) check processing and software licensing.  Prior to the fiscal year ended March 31, 2010, revenue was recognized in accordance with Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3400, “Revenue” (“CICA 3400”) and with the corresponding FASB issued authoritative guidance on revenue recognition. In addition to these revenue recognition policies, effective fiscal year March 31, 2010, for revenue  arrangements with multiple deliverables that are outside the scope of the FASB issued authoritative guidance on software revenue recognition, the Corporation has adopted the provisions of CICA’s Emerging Issues Committee Abstract of Issues Discussed, “Multiple Deliverable Revenue Arrangements” (“EIC 175”), issued on December 24, 2009.

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Within the Intellectual Property Licensing (“IPL”) segment, revenue arrangements typically include the following elements:

•	Licenses – licenses are issued for the use of existing patents;
•	Release from litigation – the Corporation releases the licensees from any claims or causes of action for patent infringement as of the effective date of the underlying agreement;
•
Covenant-not-to-sue provision – the Corporation agrees to a covenant-not-to-sue provision for infringement of any patents for a specified period commencing on the effective date of the underlying agreement.

When the Corporation enters into intellectual property licensing and settlement agreements comprising multiple elements, the significant factors, inputs, assumptions and methods used to determine the estimated selling price of each element present in the arrangement include:

•	Royalty rates from existing licenses;

•	Actual usage, including transaction volumes, by the existing licensees; and

•	Expected usage by the customer.

Total arrangement consideration is then allocated to each of the deliverables using the relative selling price method.

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

(n)	(Loss) Earnings Per Common Share

Basic (loss) earnings per common share is calculated based on net (loss) income divided by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share includes the dilutive effect of stock options granted using the treasury stock method.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)	Stock-based Compensation Plans

The Corporation has three stock-based compensation plans, described more fully in Note 11. The Corporation applies the fair value recognition provisions of CICA Handbook Section 3870 “Stock-based compensation and other stock-based payments” (“Section 3870”) which does not differ materially from the application required under the FASB issued authoritative guidance regarding share-based payment. Under these standards, share-based payment transactions with employees are required to be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.  The Corporation recognizes stock-based compensation costs over the requisite service period during which an employee is required to provide service in exchange for the award, which generally is the vesting period with the offsetting credit to contributed surplus.  Upon the exercise of these options, any amounts originally credited to contributed surplus are credited to capital stock.  The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized.  Forfeiture estimates are revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates.

Any consideration paid on the exercise of stock options or purchase of stock is credited to share capital.

(p)	Foreign currency translation

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(r)	Change in accounting policies

Revenue recognition

During the fiscal year ended March 31, 2010, the Corporation early adopted the provisions of EIC 175 and applied the guidance retrospectively to April 1, 2009.

EIC 175 does not differ materially from the FASB’s newly issued authoritative guidance on multiple-deliverable revenue arrangements. Under the new FASB guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   Under the previous revenue recognition guidance, some of the revenue related to the IPL segment may have been deferred.

EIC 175 had no impact on the Corporation’s treatment of multiple element arrangements that include software elements essential to the functionality of tangible products included in the arrangement.  Recently issued FASB authoritative guidance confirmed that such software elements are outside the scope of the software revenue recognition guidance.

Financial Instruments – Recognition and Measurement

In 2009 CICA’s Accounting Standards Board (“AcSB”) approved certain amendments to CICA Handbook Section 3855, “Financial Instruments — Recognition and Measurement”, to converge with international standards.  The amendments addressed the following matters:

•
The amendments clarify that if an entity reclassifies a financial asset out of the held-for-trading category, it must assess whether the financial asset contains an embedded derivative that is required to be separated from the host contract. This assessment is made on the basis of circumstances that existed on the later date of specified dates provided in the amendment.

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

These amendments are required to be applied prospectively to fiscal years ending on or after October 31, 2009.  The adoption of these amendments had no impact on the Corporation’s consolidated financial statements.

Financial Instruments – Disclosures

In June 2009, the Canadian Accounting Standards Board issued an amendment to CICA Section 3862, “Financial Instruments – Disclosures” in order to harmonize Section 3862 with International Financial Reporting Standard No. 7 – Financial Instruments Disclosures (“IFRS 7”).  The purpose was to establish a framework for measuring fair value and expand disclosures about fair value measurements.  According to amended Section 3862, an entity shall classify fair value measurements using a fair value hierarchy that reflects the significance of the inputs used in making the measurements.  The fair value hierarchy shall have the following levels:  (a) quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1); (b) inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices) (Level 2); and (c) inputs for the asset or liability that are not based on observable market data (unobservable inputs) (Level 3).  These standards apply to interim and annual consolidated financial statements relating to fiscal years ending after September 30, 2009.  The disclosures required as a result of these amendments are included in Note 5.

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Fair Value of Financial Assets and Financial Liabilities

Effective January 1, 2009, the Corporation adopted EIC Abstract 173, “Credit Risk and Fair Value of Financial Assets and Financial Liabilities”.  This abstract requires that credit risk be taken into account in determining the fair value of financial assets and financial liabilities, including derivative instruments.  The adoption of this abstract did not result in a material impact on the Corporation’s  consolidated financial statements.

(s)	Recent accounting pronouncements

Business Combinations

In December 2008, the CICA issued Section 1582 – “Business Combinations”, which will replace Section 1581 – “Business Combinations”.  This section establishes revised standards for the accounting for a business combination which are aligned with International Financial Reporting Standards (“IFRS”) on business combinations.  The Section applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2011.  The Corporation will not be adopting this standard because, effective April 1, 2011, it will be required to adopt IFRS.

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

Implementing IFRS will have an impact on accounting, financial reporting and supporting IT systems and processes.  It may also have an impact on taxes, contractual commitments involving clauses based on generally accepted accounting principles, long-term employee compensation plans and performance metrics.  Accordingly, when the Corporation executes its IFRS implementation plan, it will have to include measures to provide extensive training to key finance personnel, to review contracts and agreements and to increase the level of awareness and knowledge amongst management, the Board of Directors and Audit Committee.  Additional resources will be engaged to ensure the timely conversion to IFRS. As at March 31, 2010, the Corporation has completed an IFRS diagnostic, is in the process of finalizing the elections under IFRS 1 “First Time Adoption to IFRS”, is in the process of determining accounting policies choices and procedures, IT and data systems, internal control over financial reporting, and training of its employees impacted in the IFRS conversion. The Corporation is planning to have an IFRS compliant opening balance sheet in place shortly after the first quarter of fiscal 2011.

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

The Corporation will not be adopting these standards because, effective April 1, 2011, it will be required to adopt IFRS.

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

In accordance with CICA Section 1581, “Business Combinations” (“CICA 1581”) which corresponds to the FASB issued authoritative guidance on business combinations as applicable to the Corporation, the Corporation has applied the purchase method and has consolidated the results of operations of Beanstream commencing July 1, 2007.

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

	Number of Shares	U.S. ($)

Cash	-	7,153,759
Promissory Notes 1	-	4,693,073
Common Shares 2	1,963,555	8,538,737
Finders Fee Common Shares	144,933	640,604
Transaction Costs	-	1,102,578

Purchase Price		22,128,751

1
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

2
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

The purchase price was allocated as follows:

Cash	$3,989,336
Funds held for merchants	2,812,117
Accounts receivable, net	258,223
Prepaid expenses	79,124
Restricted cash	158,520
Accounts payable and accrued liabilities	(1,052,378)
Funds due to merchants	(2,812,117)
Amounts due to former shareholders of Beanstream 1	(3,350,552)
Book value of deferred revenue (recorded as goodwill2)	(82,273)

Net working capital acquired 1	-

Property and equipment	71,401

Net identifiable assets	71,401
Goodwill 2	15,985,350
Intangible assets	6,072,000
$22,128,751

1
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

2	The goodwill is not deductible for tax purposes.

On the statement of cash flows, the acquisition of Beanstream, net of cash acquired, is shown as a net cash outflow of $7,286,834 calculated as follows:

Cash consideration paid	$(7,153,759)
Beanstream cash acquired	6,801,453
Funds held for merchants (Note 6)	(2,812,117)
Amounts due to former shareholders of Beanstream	(3,229,078)
Transaction costs incurred 1	(893,333)
Acquisition of Beanstream, net of cash acquired	$(7,286,834)

1	In addition to the $893,333 transaction costs paid, the Corporation incurred transaction costs of $209,245 that were incurred and paid prior to March 31, 2007.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3.	ACQUISITION OF BEANSTREAM (continued)

Pro forma Information (Unaudited)

The following pro forma consolidated financial summary is presented as if the acquisition of Beanstream was completed as of April 1, 2007.  The pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which could have actually been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.

Year Ended March 31, 2008

REVENUE	$12,962,645

COSTS OF REVENUE	5,649,699
GROSS PROFIT	7,312,946

OPERATING EXPENSES
General and administrative	5,777,830
Sales and marketing	271,545
Product development and enhancement	222,993
Amortization and depreciation	1,038,750

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	1,828

Foreign exchange loss	(229,661)
Other (expense) income, net	(246,918)
(Loss) gain on disposal/abandonment of property and equipment	(726,325)
Interest income	372,252
Interest expense	(449,822)

LOSS BEFORE INCOME TAXES	(1,278,646)

Income taxes	784,704

NET LOSS	$(2,063,350)

LOSS PER SHARE, basic and diluted	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	22,388,183
Diluted	22,388,183

4.	ECONOMIC DEPENDENCE

During the fiscal year ended March 31, 2010, revenue from the Corporation’s largest customer amounted to approximately 15.8% of total revenue (2009 – 18.9%; 2008 – 15.1%). Revenue from the Corporation’s largest customer amounted to approximately $2,335,078 (2009 – $2,337,761; 2008 - $1,715,753).  The Corporation is economically dependent on revenue from this customer.

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

CICA Handbook Section 3862, “Financial Instruments – Disclosures”, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair values.  The Corporation’s held-for-trading financial instruments at March 31, 2010 and 2009 are classified as “Level One – Quoted prices in active markets” and consist of cash and cash equivalents, funds held for merchants and restricted cash.

     Carrying value and fair value of financial assets and liabilities as at March 31, 2010 and 2009 are summarized as follows:

	March 31, 2010		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Held-for-Trading	$11,304,762	$11,304,762	$17,185,291	$17,185,291
Loans and receivables	799,584	799,584	801,087	801,087
Held-to-maturity	-	-	-	-
Available-for-sale	-	-	-	-
Other liabilities	7,681,469	7,681,469	14,418,590	14,418,590

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

As at March 31, 2010 and March 31, 2009, the Corporation is exposed to currency risk through its cash and restricted cash, accounts receivable, accounts payable, accrued liabilities, and promissory notes denominated in Canadian dollars as follows:

	March 31, 2010	March 31, 2009

Cash and restricted cash	CDN$4,905	CDN$1,172,539
Accounts receivable	6,147	50,476
Accounts payable	93,041	132,570
Accrued liabilities	320,259	333,360
Promissory notes	-	2,100,920

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

5.	FINANCIAL INSTRUMENTS (continued)

Based on the above foreign currency exposure as at March 31, 2010 and March 31, 2009 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $40,225 and $134,384 respectively, in the Corporation’s foreign currency loss/gain.

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at March 31, 2010, the balance of the Corporation’s allowance for doubtful accounts was $31,463 (March 31, 2009 - $31,785).  The Corporation has good credit history with its customers and the amounts due from them are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at March 31, 2010:

0-30 days	$675,562
31-60 days	112,843
61-90 days	17,804
Over 90 days due	24,838
$831,047

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection. At March 31, 2010, three customers accounted for 25%, 19% and 4% of the Corporation’s accounts receivable balance (March 31, 2009 – 26%, 16% and - %).

(e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they are due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Contractual Obligations
Accounts payable and accrued liabilities	$1,876,717	$1,876,717	$-	$-	$-
Funds due to merchants	5,804,752	5,804,752	-	-	-
Capital lease obligations	21,035	11,195	4,920	4,920	-
Operating lease obligations	826,322	225,939	486,485	113,898	-
Purchase obligations	198,740	169,940	28,800	-	-
Total	$8,727,566	$8,088,543	$520,205	$118,818	$-

6.	CASH AND CASH EQUIVALENTS AND FUNDS HELD FOR/DUE MERCHANTS

Cash and cash equivalents

At March 31, 2010, the Corporation held $5,069,763 (March 31, 2009: $6,138,530) in cash and cash equivalents.  Included in this balance is $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use to the Corporation.

Funds held for/due to merchants

At March 31, 2010, the Corporation was holding funds due to merchants in the amount of $5,804,752 (2009 – $10,746,731).    The funds held for/due to merchants are comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;
•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and
•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

7.	PROPERTY AND EQUIPMENT

	2010

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$1,573,735	$1,512,148	$61,587
Computer software	1,321,428	1,232,253	89,175
Furniture and fixtures	293,768	291,717	2,051
Leasehold improvements	260,692	259,423	1,269
Office equipment	744,269	678,886	65,383
Website & trademarks	38,186	38,071	115
Total cost	$4,232,078	$4,012,498	$219,580

	2009

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$1,502,769	$1,431,452	$71,317
Computer software	1,237,098	1,158,332	78,766
Furniture and fixtures	293,768	290,660	3,108
Leasehold improvements	260,143	258,667	1,476
Office equipment	715,886	643,730	72,156
Website & trademarks	38,186	37,685	501
Total cost	$4,047,850	$3,820,526	$227,324

Depreciation expense on property and equipment totaled $138,270 in 2010, $124,441 in 2009 and $367,809 in 2008. Property and equipment include $29,770 of assets that are financed under capital leases for the year ended March 31, 2010 and $7,367 of an asset that is financed under a capital lease for the years ended March 31, 2009 and 2008. Accumulated amortization on these assets totals $1,849, $3,806 and $2,333 for the years ended March 31, 2010, 2009 and 2008, respectively.  Amortization of assets under capital lease is included in depreciation expense and totaled $1,731 in 2010, $1,473 in 2009 and $245,115 in 2008.

8.	PATENTS

	2010	2009

Cost	$2,045,715	$2,045,715
Less: accumulated amortization	1,590,411	1,422,985
Net book value	$455,304	$622,730

Amortization expense totaled $167,426 in 2010, $165,743 in 2009 and $166,316 in 2008.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

8.	PATENTS (continued)

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31

2011	$165,950
2012	$165,950
2013	$123,404
2014	$-
2015	$-

9.	GOODWILL AND INTANGIBLE ASSETS

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

The components of acquired intangible assets are as follows:

	2010			2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$255,200	$672,800	$928,000	$162,400	$765,600
Merchant contracts	2,963,500	814,963	2,148,537	2,963,500	518,613	2,444,887
Existing technology	530,000	291,500	238,500	530,000	185,500	344,500
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500	1,650,500	-	1,650,500
	$6,072,000	$1,361,663	$4,710,337	$6,072,000	$866,513	$5,205,487

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

9.	GOODWILL AND INTANGIBLE ASSETS (continued)

Amortization expense for intangible assets totaled $495,150 for the fiscal year ended March 31, 2010 (2009 - $495,150; 2008 - $371,363).

10.	OBLIGATIONS UNDER CAPITAL LEASE

In March 2010, the Corporation entered into a lease agreement with Ikon Financial Services to finance an equipment purchase of $11,269. Lease payments are due monthly under the lease term of sixty (60) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly, these amounts have been recorded as a capital lease.

In September 2009, the Corporation entered into a lease agreement with Dell Financial Services Canada to finance an equipment purchase of $17,470. Lease payments are due monthly under the lease term of twelve (12) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly, these amounts have been recorded as a capital lease.

In February 2007, the Corporation entered into a lease agreement with IBM Credit LLC to finance two IBM Mainframe hardware purchases totaling $1,139,106. Lease payments were due on the last day of each month under the lease term of thirty-six (36) months. Title to the equipment transferred to the Corporation at the expiration of the lease. Accordingly these amounts were recorded as a capital lease. During the fourth quarter of our fiscal year ended March 31, 2008, the Corporation consolidated its four data centers, which were running two distinct processing platforms, into two data centers with a single processing platform. Consequently, the Corporation disposed and abandoned the two IBM Mainframes for a net loss of approximately $726,000 and incurred other costs relating to the consolidation of the data centers of approximately $247,000. The Corporation sold two components of the IBM Mainframe and remained obligated on the balance of approximately $174,000 as at March 31, 2009, which was satisfied with monthly payments over the remaining ten (10) months of the lease agreement. As at March 31, 2010, the Corporation has no further obligation on the lease agreement with IBM Credit LLC.

Future minimum payments due	2010	2009

2010	$-	$174,927
2011	12,226	-
2012	2,460	-
2013	2,460	-
2014	2,460	-
2015	2,460	-
Less amount representing interest	(1,031)	(4,684)
Net principal balance	21,035	170,243

Less current portion	(11,195)	(170,243)
	$9,840	$-

The lease is collateralized by the equipment under capital lease.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	SHARE CAPITAL

(a)	Weighted average common shares outstanding

As a result of the net losses incurred for 2010, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded. Dilutive securities that would otherwise have been included in the determination of the weighted average number of common shares outstanding for the purposes of computing diluted earnings per common share included 500,000 issuable under stock options.

For the fiscal years ended March 31, 2009, the Corporation’s stock options and warrants have been excluded from the calculation of diluted earnings per share and diluted weighted average common shares outstanding.  This is because the average trading price of the Corporation’s publically traded shares was below the stock option and warrants exercise price.

As a result of the net losses incurred for 2008, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 2,162,500 for 2008.

(b)	Contributed Surplus

	Years ended March 31

Contributed Surplus	2010	2009	2008

Opening contributed surplus	$6,732,059	$5,391,187	$3,443,292
Financial advisor fee (see Note 11(e))	-	-	649,500
Reallocation of contributed surplus on exercise of options	(17,817)	-	-
Stock-based compensation	1,238,101	1,340,872	1,287,210
Stock-based compensation – future income taxes	-	-	11,185
Closing contributed surplus	$7,952,343	$6,732,059	$5,391,187

(c)	Stock Options

The Corporation maintains three stock option plans; the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Incentive Plan (the “1998 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”).  The 10-year term of the 1998 Plan expired on July 28, 2008 and, accordingly, the 4,825,217 shares that had remained available for grant pursuant to additional options or other equity awards may no longer be granted under that plan (although, outstanding awards under the 1998 Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan). A total of 6 million shares may be granted under each of the 1996 Plan and the 2009 Plan.  All director, officer and employee stock options are granted under either the 1996 Plan or the 2009 Plan.  The exercise price of stock options granted under the 1996 Plan and the 2009 Plan is 100% of the fair market value on the date the stock option is granted. Stock options granted to independent directors vest one year from the date of grant and are exercisable for a period of five years in accordance with the compensation plan adopted for the Corporation’s independent directors during the fiscal year ended March 31, 2005.  Stock options granted to executive officers have varying vesting schedules, which range from immediate vesting of all of the stock options granted to vesting over a five-year period, and are exercisable for periods ranging from five to ten years.  Stock options granted to employees normally vest over a three-year period and are exercisable for a period of five years from the date of grant.  Generally, stock options granted to employees are forfeited 30 days after leaving the employment of the Corporation.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	SHARE CAPITAL (continued)

The 500,000 stock options granted in the fiscal year ended March 31, 2010 have a grant date fair value of a range from a low of $0.38 to a high of $0.44.

The fair value for the 2010 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

•	Risk-free interest rate of 2.30% to 2.32%;
•	Expected volatility of 77.93% to 78.09%;
•	Expected life of the stock option of 4 years; and
•	No dividend yields.

The total fair value of stock-based compensation is amortized over the vesting of previously issued stock options and resulted in a stock-based compensation expense of $1,238,101 for the fiscal year ended March 31, 2010 (2009 - $1,340,872; 2008 - $1,287,210).

There were no stock options issued during the fiscal year ended March 31, 2009.

The 2,775,000 stock options granted in the fiscal year ended March 31, 2008 have a grant date fair value of a range from a low of $1.43 to a high of $1.82.

The fair value for the 2008 stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

•	Risk-free interest rate of 3.8% to 4.5%;
•	Expected volatility of 54.3% to 57.5%;
•	Expected life of the stock option of 4 years; and
•	No dividend yields.

At March 31, 2010, 1,317,000 common shares were reserved for issuance pursuant to the 1996 Plan and 5,800,000 common shares were reserved for issuance pursuant to the 2009 Plan.  This amount reflects the limit of shares collectively to be granted pursuant to the 1996 Plan and the 2009 Plan less the number of shares that have been granted and are still outstanding and the number of shares that have been granted and exercised. The 10-year term of the 1998 Stock Incentive Plan has expired and, accordingly, no additional options or other equity awards may be granted under that plan (however, outstanding awards under the 1998 Stock Incentive Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan).

The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable
Range ($)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)

0.65	375,000	$0.65	4.38	93,750	$0.65	4.38
2.95	240,000	2.95	1.52	240,000	2.95	1.52
3.00-3.90	2,800,000	3.34	5.62	2,035,900	3.34	5.49
4.52	225,000	4.52	0.40	225,000	4.52	0.40
	3,640,000	3.11	4.90	2,594,650	3.31	4.64

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	SHARE CAPITAL (continued)

Stock option activity for the three preceding years is as follows:

	2010		2009		2008
	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price
Stock options outstanding, beginning of year	4,005,000	$3.74	4,207,500	$3.73	2,225,500	$4.59
Granted	500,000	0.68	-	-	2,775,000	3.35
Forfeited	(740,000)	5.28	(202,500)	3.53	(766,750)	4.91
Exercised	(125,000)	0.76	-	-	(26,250)	2.95
Stock options outstanding, end of year	3,640,000	3.11	4,005,000	3.74	4,207,500	3.73

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

The total fair value of approximately $649,500 is included in contributed surplus.  As of March 31, 2010, all warrants remain outstanding.

12.	EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401(k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees’ contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2010, 2009 and 2008 of $4,070, $2,769, and $22,327, respectively.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

13.	INCOME TAXES

At March 31, 2010, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $3,300,642 and U.S. federal net operating loss carry-forwards of $7,677,379. Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use.   These losses expire as follows:

Canadian non-capital loss-carry-forwards:		U.S. federal net operating loss carry-forwards:

2015	$1,000,785	2011	$ 258,499
2025 to 2030	2,299,857	2017 to 2030	7,418,880
	$3,300,642		$7,677,379

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s future tax assets as of March 31, 2009 and 2008 are as follows:

	2010	2009
Future tax assets:
Excess of tax value over the net book value for capital assets	$708,083	$639,669
Stock-based compensation	1,180,357	1,180,357
Canadian non-capital loss carry-forwards	858,167	2,374,035
U.S. federal net operating loss carry-forwards	2,840,630	3,330,372
U.S. alternative minimum tax carry-forwards	92,418	-
Total future tax assets	5,679,655	7,524,433
Valuation allowance for future tax assets	(1,992,322)	(2,256,280)
Net future tax assets	$3,687,333	$5,268,153

A portion of  potential income tax benefits related to future tax assets have not been recognized in the accounts as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation due to the Corporation’s history of losses.

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using a 29.63% statutory tax rate at March 31, 2010, 30.63% statutory tax rate at March 31, 2009 and a 31% statutory tax rate at March 31, 2008 is as follows:

	2010	2009	2008

Income taxes at statutory rates	$186,266	$316,566	$(498,000)
State income taxes	16,800	16,800	16,800
Stock-based compensation – future income taxes	-	-	11,185
Stock-based compensation and other permanent differences	333,806	489,341	544,000
Effect of U.S. tax rates	89,158	71,986	10,000
Expiration of loss carry-forwards	(80,496)	361,900	268,000
Effect of foreign exchange translation of foreign currency denominated future tax assets	531,811	-	-
Effect of change in tax rates and other	472,997	(74,762)	1,154,000
Utilization of U.S. federal net operating losses	-	590,587	88,000
(Decrease) Increase in valuation allowance	(263,958)	(6,193,900)	(979,643)
	$1,286,384	$(4,421,482)	$614,342

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

13.	INCOME TAXES (continued)

During the Corporation’s 2010 assessment of the realizability of its future tax assets, the Corporation considered all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Corporation is responsible for assumptions utilized including the amount of pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates it uses to manage the underlying businesses.  Based upon this assessment, the Corporation decreased the valuation allowance for the fiscal year ended March 31, 2010 as the realization of future tax assets of $3,687,333 meet the requirements of “more likely than not” under the liability method of tax allocation.

14.	COMMITMENTS AND CONTINGENCIES

(a)
During the fiscal year ended March 31, 2007 a subsidiary of the Corporation received notification that it had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including the subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.    During the fiscal year ended March 31, 2009, the complaint was dismissed with prejudice. Also during the fiscal year ended March 31, 2009, the plaintiffs appealed this decision.  On November  4, 2009 oral arguments were heard by the Fifth Circuit of appeals.  While a ruling has not been received, the subsidiary of the Corporation believes it is likely the dismissal will be affirmed.   The subsidiary of the Corporation believes that these allegations are without merit and does not expect them to have a material adverse effect on its results of operations, financial position or liquidity.

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

During the fiscal year ended March 31, 2010, CitiBank, N.A., an affiliate of one of the defendants in the LML Suit, filed a complaint for patent infringement in the U.S. District Court for the Northern District of Illinois, Eastern Division against a subsidiary of the Corporation, in an action styled Citibank, N.A. as plaintiff vs. LML Payment Systems Corp.  In the suit, Citibank, N.A. alleges that the subsidiary of the Corporation infringes U.S. Patent No. 7,020,639 and is seeking damages and injunctive and other relief.  The subsidiary of the Corporation believes these allegations are without merit and intends to vigorously defend against them.  At this time, the likelihood of success of this suit is indeterminable and any amount likely to be payable is unknown.

During the fiscal year ended March 31, 2010, JP Morgan Chase Bank, N.A., an affiliate of one of the defendants in the LML Suit, filed a complaint for patent infringement in the U.S. District Court for the District of Delaware against two subsidiaries of the Corporation in an action styled JP Morgan Chase Bank N.A. as plaintiff vs. LML Payment Systems Corp. and Beanstream Internet Commerce Inc.  In the suit, JP Morgan Chase Bank N.A. alleges that the services provided through the subsidiaries of the Corporation infringe U.S. Patent Nos. 5,917,965 and 6,341,724 and is seeking damages and injunctive and other relief.  On May 13, 2009, the plaintiff in this suit filed an amended complaint alleging the same two subsidiaries of the Corporation provide services that infringe U.S. Patent Nos. 5,940,844 and 6,098,052.   The subsidiaries of the Corporation believe these allegations are without merit and intend to vigorously defend against them.  At this time, the likelihood of success of this suit is indeterminable and any amount likely to be payable is unknown.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

14.	COMMITMENTS AND CONTINGENCIES (continued)

During the fiscal year ended March 31, 2010, a subsidiary of the Corporation filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States.  In the suit, the subsidiary of the Corporation alleges that the defendants infringe U.S. Patent No. RE40,220 and is seeking damages and injunctive and other relief for the alleged infringement of this patent.

Also during the fiscal year ended March 31, 2010 a subsidiary of the Corporation entered into a Settlement and License Agreement (the “License Agreement”) with one of the defendants (the “Released Defendant”) in the patent infringement lawsuit originally filed on November 19, 2008 in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220.  The subsidiary of the Corporation sought damages, injunctive and other relief for the alleged infringement of this patent. The License Agreement was effective December 29, 2009 and provided the Released Defendant with a fully paid-up license to the subsidiary of the Corporation’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the License Agreement, the Released Defendant paid the subsidiary of the Corporation compensation in the amount of $1,150,000 for releases, licenses, covenants and all other rights granted under the License Agreement.   Pursuant to a retention agreement with its legal firm, the subsidiary of the Corporation paid $307,754 in legal fees for the firm’s services in connection with the License Agreement.

The License Agreement contained a number of elements for which revenue has been recognized in these consolidated financial statements under the guidance of EIC-175, which does not differ materially from the application required under the FASB issued authoritative guidance on revenue arrangements with multiple deliverables.  Total consideration received under the License Agreement has been allocated to each of the following deliverables using the relative selling price method:

•	Licenses –the Corporation has issued a license for the use of existing patents. This revenue has been recognized in the period.
•
Release from litigation –the Corporation has agreed to release the Released Defendant from any claims or causes of action for patent infringement as of the effective date.  This revenue has been recognized in the period.

•
Covenant-not-to-sue provision –the Corporation has agreed to a covenant-not-to-sue provision for infringement of any patents for a specified period commencing on the effective date of the License Agreement. This revenue has been deferred and will be recognized ratably over the specified period.

(c)
The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

(d)	Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises for the next five years and thereafter, are as follows:

2011	$225,939
2012	254,465
2013	232,020
2014	113,898
2015 and thereafter	-
$826,322

The Corporation’s rent expense totaled $338,526 in 2010, $307,521 in 2009 and $443,420 in 2008.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

14.	COMMITMENTS AND CONTINGENCIES (continued)

(e)	Purchase obligations

Future minimum payments under all other contractual purchase obligations for the next five years and thereafter, are as follows:

2011	$169,940
2012	28,800
2013	-
2014	-
2015 and thereafter	-
$198,740

15.	SUBSEQUENT EVENTS

Subsequent to the fiscal year ended March 31, 2010 a subsidiary of the Corporation entered into a Settlement and License Agreement (the “PNC License Agreement”) with another of the defendants (the “Second Released Defendant”) in the patent infringement lawsuit originally filed on November 19, 2008 in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220.  The subsidiary of the Corporation sought damages, injunctive and other relief for the alleged infringement of this patent. The PNC License Agreement was effective June 2, 2010 and provided the Second Released Defendant with a fully paid-up license to the subsidiary of the Corporation’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the PNC License Agreement, the Second Released Defendant paid the subsidiary of the Corporation compensation in the amount of $1,375,000 for releases, licenses, covenants and all other rights granted under the PNC License Agreement.

Also subsequent to the fiscal year ended March 31, 2001, four of the defendants in the Patent Litigation submitted a request for inter partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding  U.S. Patent RE40,220.  The USPTO is evaluating the inter partes reexamination request and will make a determination as to whether it will order a re-examination.  An inter partes re-examination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  In inter partes re-examination, a person challenges the patent by submitting a “request” to the USPTO.  The request must supply prior art references and make proposed rejections of claims.  The request is assigned to a patent Examiner in the Central Re-examination Unit of the Patent Office.  The Examiner decides whether the request raises a “substantial new question of patentability”, and if so, begins an inter partes re-examination proceeding.

In the event the re-examination is granted, the Examiner will typically issue a non-final office action rejecting one or more of the claims.  We may file a response, which can amend the claims to avoid prior art, and, under certain circumstances, add new claims.  Within one month of the service date of our response, the Third Party Requester may file comments.  The Examiner will then consider the filings and issue an “Action Closing Prosecution”.  The Action Closing Prosecution is not final and may be appealed by either party.  We may respond to the Action Closing Prosecution and if we do so, the Third Party Requester may again file comments.  A “Right of Appeal Notice” typically follows.  The “Right of Appeal Notice” is a final but appealable office action.  From there, either party may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”).  Whether the Examiner will decide to order a re-examination and, if so, the results of such proceeding (including any appeals that may be made) are indeterminable at this time.

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

The capital structure of the Corporation consists of obligations under a capital lease and shareholders’ equity. The Corporation manages its capital structure and makes adjustments to it in light of economic conditions. The Corporation, upon approval from its Board of Directors, will balance its overall capital structure through new share issues or by undertaking other activities as deemed appropriate under the specific circumstances.

The Corporation is not subject to any externally imposed capital requirements.  The Corporation’s overall strategy with respect to capital risk management remains unchanged from the year ended March 31, 2009.

17.	INDUSTRY AND GEOGRAPHIC SEGMENTS

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

IPL operations involve licensing an intellectual property estate, which includes five U.S. patents describing electronic check processing methods.

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

Financial information for each reportable segment for the fiscal years ended March 31, 2010, 2009 and 2008 was as follows:

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

17	INDUSTRY AND GEOGRAPHIC SEGMENTS (continued)

Fiscal Year Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
March 31, 2010	Canada	U.S.	U.S.	Items		Total

Total Revenue	$9,639,219	$2,871,753	$2,314,695	$-		$14,825,667
Revenue: major customers (Note 4)	2,335,078	2,299,337	1,295,356	-		5,929,771
Cost of revenue	5,625,000	447,773	1,434,550	148,228	1	7,655,551
General and administrative	912,233	13,472	552,163	2,860,046	2	4,337,914
Sales and marketing	391,059	-	22,533	3,025	1	416,617
Product development and enhancement	419,285	-	-	48,401	1	467,686
Amortization and depreciation	60,061	167,676	56,640	516,470	3	800,847
Income (losses) before income taxes	1,980,273	2,245,125	244,577	(3,309,417)	4	1,160,558
Property and equipment	94,591	-	101,190	23,799		219,580
Goodwill	17,874,202	-	-	-		17,874,202

Fiscal Year Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
March 31, 2009	Canada	U.S.	U.S.	Items		Total

Total Revenue	$7,848,819	$1,703,977	$2,826,052	$-		$12,378,848
Revenue: major customers (Note 4)	2,337,761	1,222,224	1,402,637	-		4,962,622
Cost of revenue	4,278,214	2,247	1,627,640	149,716	1	6,057,817
General and administrative	643,471	18,724	639,078	3,039,886	2	4,341,159
Sales and marketing	293,961	-	26,109	3,033	1	323,103
Product development and enhancement	223,965	-	-	48,534	1	272,499
Amortization and depreciation	42,791	168,199	61,668	512,676	3	785,334
Income (losses) before income taxes	2,708,590	1,560,206	414,202	(3,649,314)	4	1,033,684
Property and equipment	95,454	249	88,200	43,421		227,324
Goodwill	17,874,202	-	-	-		17,874,202

Fiscal Year Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
March 31, 2008	Canada	U.S.	U.S.	Items		Total

Total Revenue	$5,636,564	$1,670,247	$4,021,067	$-		$11,327,878
Revenue: major customers (Note 4)	1,715,753	1,222,224	2,356,049	-		5,294,026
Cost of revenue	3,001,840	-	1,763,657	42,449	1	4,807,946
General and administrative	336,615	18,468	2,146,428	3,158,183	2	5,659,694
Sales and marketing	144,772	-	80,188	2,975	1	227,935
Product development and enhancement	153,902	-	-	23,802	1	177,704
Amortization and depreciation	19,161	167,122	338,053	381,152	3	905,488
Income (losses) before income taxes	2,203,221	1,613,249	(1,348,273)	(4,074,683)	4	(1,606,486)
Property and equipment	76,843	1,054	139,558	29,373		246,828
Goodwill	15,903,077	-	-	-		15,903,077

1	Represents stock-based compensation expense.

2	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses

3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.

4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

18.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

The Corporation adopted the provisions of the guidance on April 1, 2007. No cumulative effect adjustment to the April 1, 2007 balance of the Corporation’s deficit was required upon the implementation. As of the date of adoption there were no unrecognized tax benefits. Under current conditions and expectations, management does not foresee any unrecognized tax benefits that would have a material impact on the Corporation’s consolidated financial statements.

(c)	Changes in U.S. GAAP

Recent accounting pronouncements affecting the Corporation’s financial reporting under U.S. GAAP are summarized below:

(i)
In June 2009, the FASB issued accounting standards related to its accounting standards codification of the hierarchy of generally accepted accounting principles.  The new standard is the sole source of authoritative generally accepted accounting principles of the United States (“U.S. GAAP”) to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification superseded non-SEC accounting and reporting standards.  All accounting literature that is not in the Codification, not issued by the SEC and not otherwise grandfathered is non-authoritative.  The new standard is effective for the Corporation’s interim quarterly period beginning July 1, 2009.  Applying the guidance in the accounting standards codification did not impact the Corporation’s financial position or results of operations.  The corporation has revised its references to post-Codification GAAP in its consolidated financial statements.

(ii)
In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Corporation has fully adopted this guidance in the first quarter of fiscal 2010.  Adoption of this guidance had no impact on the consolidated financial statements except for note disclosure (see Note 5).

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

18.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

(iii)
In December 2007, the FASB issued authoritative guidance regarding business combinations. This guidance is broader in scope than previous guidance that applied only to business combinations in which control was obtained by transferring consideration. The new guidance applies to all transactions and other events in which one entity obtains control over one or more other businesses. The new guidance is effective for fiscal years beginning after December 15, 2008.  The Corporation has adopted the guidance as at April 1, 2009.  Adoption of this guidance did not have an impact on the consolidated financial statements and the accompanying notes.  The impact of this guidance will not be known until such time as the Corporation enters into a business combination, however, a difference between Canadian GAAP and U.S. GAAP would probably arise on business combinations entered into prior to April 1, 2011 due to the equivalent Canadian guidance not being adopted until April 1, 2011.

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

18.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

(vi)
In April 2008, the FASB issued authoritative guidance regarding the determination of the useful life of intangible assets.  This guidance removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. The guidance also requires expanded disclosure related to the determination of intangible asset useful lives.  This guidance is effective for fiscal years beginning after December 15, 2008. The Corporation has adopted the guidance as at April 1, 2009.  The FASB issued authoritative guidance also requires that the Corporation perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of March 31, 2010, the Corporation had recorded goodwill in connection with its acquisition of Beanstream in June 2007, with a carrying value of approximately $17.9 million. Significant judgments are required to evaluate goodwill for impairment including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Corporation evaluates the goodwill related to the Beanstream acquisition on an annual basis as of March 31 or when indicators of impairment may exist. The Corporation did not record any goodwill or intangible asset impairment charges during fiscal 2010.

The FASB issued authoritative guidance also requires that the Corporation perform tests for impairment of its intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. The Corporation evaluates the intangible assets related to the Beanstream acquisition on an annual basis as of March 31 or when indicators of impairment may exist. As of March 31, 2010, the Corporation had recorded intangible assets in connection with its acquisition of Beanstream with a carrying value of approximately $4.7 million.

To evaluate potential impairment, the FASB issued authoritative guidance require the Corporation to assess whether the estimated fair value of its goodwill and intangible assets are greater than their respective carrying value at the time of the test. Accordingly, there could be significant judgment in determining the fair values attributable to goodwill and intangible assets, including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions.

(vii)
In May 2008, the FASB issued authoritative guidance regarding debt with conversion and other options requiring issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s  nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption, the Corporation will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Corporation’s non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The provisions of the FASB authoritative guidance on debt with conversion and other options are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Corporation currently does not have any convertible debt instruments and, accordingly, the adoption of FASB authoritative guidance on debt with conversion and other options is not expected to have any impact on the Corporation’s financial position or results of operations.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

18.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

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

(x)
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

(xi)
In October 2009, the FASB issued authoritative guidance on certain revenue arrangements that include software elements that is effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance, tangible products that contain software components and non-software components that function together to deliver the tangible product’s essential functionality and undelivered elements that relate to software that is essential to the functionality of the tangible product are not within the scope of the software revenue recognition guidance.  The Corporation has early adopted this guidance in the fiscal year ended March 31, 2010.

(xii)
In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements that is effective for fiscal years on or after June 15, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements including, but not limited to, significant judgments made in applying the guidance and how changes in the judgments or in the application of the guidance may significantly affect either the timing or amount of revenue recognition. The Corporation has early adopted this guidance in the fiscal year ended March 31, 2010. Under the previous revenue recognition guidance, some of the revenue related to the IPL segment may have been deferred.