Form 10-Q
period 2010-06-30
LML PAYMENT SYSTEMS INC
filed 2010-08-13
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares of the registrant's Common Stock outstanding as of August 3, 2010, was 27,251,984.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)
	June 30, 2010	March 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$6,390,394	$5,069,763
Funds held for merchants (Note 6)	5,949,784	5,804,752
Restricted cash	175,000	175,000
Accounts receivable, less allowances of $29,309 and $31,463, respectively	826,277	799,584
Corporate taxes receivable	1,381,132	1,072,930
Prepaid expenses	401,326	416,507
Current portion of future income tax assets	340,535	1,280,860
Total current assets	15,464,448	14,619,396

Property and equipment, net	181,695	219,580
Patents, net	413,447	455,304
Restricted cash	248,130	255,247
Future income tax assets	2,406,473	2,406,473
Other assets	20,263	20,641
Goodwill	17,874,202	17,874,202
Other intangible assets, net	4,586,550	4,710,337

TOTAL ASSETS	$41,195,208	$40,561,180

LIABILITIES
Current Liabilities
Accounts payable	$1,091,343	$836,274
Accrued liabilities	972,237	1,040,443
Funds due to merchants (Note 6)	5,949,784	5,804,752
Current portion of obligations under capital lease	6,627	11,195
Current portion of deferred revenue	1,364,355	1,325,983
Total current liabilities	9,384,346	9,018,647

Obligations under capital lease	9,840	9,840

Deferred revenue	1,843,807	2,155,162

TOTAL LIABILITIES	11,237,993	11,183,649
Commitments and Contingencies (Note 9)
SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 27,251,984 and 27,241,408 issued and outstanding, respectively	50,172,333	50,152,385

Contributed surplus	8,216,170	7,952,343
Deficit	(28,489,437)	(28,877,282)
Accumulated other comprehensive income	58,149	150,085
Total shareholders' equity	29,957,215	29,377,531

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,195,208	$40,561,180

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended
	June 30
	2010	2009

REVENUE	$5,130,919	$3,235,559
COST OF REVENUE (includes stock-based compensation expense of $37,057 (June 30, 2009 - $36,650))	2,610,396	1,624,426
GROSS PROFIT (excludes amortization and depreciation expense)	2,520,523	1,611,133

OPERATING EXPENSES
General and administrative (includes stock-based compensation expense of $233,861 (June 30, 2009 - $269,824))	1,168,425	948,512
Sales and marketing (includes stock-based compensation expense of $756 (June 30, 2009 - $748))	104,737	99,382
Product development and enhancement (includes stock-based compensation expense of $12,100 (June 30, 2009 - $11,967))	131,256	99,395
Amortization of property and equipment	37,529	32,453
Amortization of intangible assets	165,645	165,794
Gain on sale of property and equipment	-	(2,174)
INCOME BEFORE OTHER INCOME AND INCOME TAXES	912,931	267,771

Foreign exchange gain	67,902	28,192
Interest income	6,119	11,467
Interest expense	-	(45,281)
INCOME BEFORE INCOME TAXES	986,952	262,149

Income tax expense (recovery)
Current	(341,218)	172,517
Future	940,325	-
	599,107	172,517

NET INCOME	387,845	89,632

DEFICIT, beginning of period	(28,877,282)	(28,751,456)

DEFICIT, end of period	$(28,489,437)	$(28,661,824)

EARNINGS PER SHARE, basic and diluted	$0.01	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,251,984	27,116,408
Diluted	27,496,401	27,116,408

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended
	June 30
	2010	2009

Operating Activities:
Net income	$387,845	$89,632
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	37,529	32,453
Amortization of intangible assets	165,645	165,794
Stock-based compensation	283,774	319,189
Gain on sale of property and equipment	-	(2,174)
Future income taxes	940,325	-
Foreign exchange (gain)	-	(48,851)

Changes in non-cash operating working capital
Accounts receivable	(56,055)	(75,375)
Corporate taxes receivable	(344,293)	-
Prepaid expenses	12,065	(37,413)
Accounts payable and accrued liabilities	232,863	(136,717)
Corporate taxes payable	-	82,384
Deferred revenue	(266,943)	(275,987)
Net cash provided by operating activities	1,392,755	112,935

Investing Activities:
Acquisition of property and equipment	(3,420)	(12,608)
Proceeds from disposal of property and equipment	-	2,174
Net cash used in investing activities	(3,420)	(10,434)

Financing Activities:
Principal payments on capital leases	(4,318)	(50,587)
Payment on promissory notes	-	(2,321,460)
Net cash used in financing activities	(4,318)	(2,372,047)

Effects of foreign exchange rate changes on cash and cash equivalents	(64,386)	111,121

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,320,631	(2,158,425)

Cash and cash equivalents, beginning of period	5,069,763	6,138,530

Cash and cash equivalents, end of period	$6,390,394	$3,980,105

Supplemental disclosure of cash flow information
Interest paid	$-	$45,413
Taxes paid	$-	$65,851

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In U.S. Dollars)
(Unaudited)

	Three Months Ended
	June 30
	2010	2009

Net income	$387,845	$89,632
Unrealized foreign exchange (loss) gain on translation of self-sustaining operations	(91,936)	93,833
Comprehensive income	$295,909	$183,465

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated balance sheet as of June 30, 2010, the consolidated statements of operations and deficit for the three months ended June 30, 2010 and 2009, the consolidated statements of cash flows for the three months ended June 30, 2010 and 2009 and the consolidated statements of comprehensive income for the three months ended June 30, 2010 and 2009, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2010, was derived from its audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's annual audited consolidated financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's annual audited consolidated financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959).

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

Implementing IFRS will have an impact on accounting, financial reporting and supporting IT systems and processes.  It may also have an impact on taxes, contractual commitments involving clauses based on generally accepted accounting principles, long-term employee compensation plans and performance metrics.  Accordingly, when the Corporation executes its IFRS implementation plan, it will have to include measures to provide extensive training to key finance personnel, to review contracts and agreements and to increase the level of awareness and knowledge among management, the Board of Directors and the Audit Committee.  Additional resources have been engaged to ensure the timely conversion to IFRS. As at June 30, 2010, the Corporation has completed an IFRS diagnostic, is in the process of finalizing its elections under IFRS 1 “First Time Adoption to IFRS”, and is in the process of determining its accounting policy choices and identifying any modifications to internal processes, IT and data systems, and internal control over financial reporting required to support the change, and identifying the training needs of its employees impacted by the conversion to IFRS. The Corporation is planning to have an IFRS compliant balance sheet in place within the second quarter of fiscal 2011.

2.	Recent accounting pronouncements (continued)

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

Consolidated Financial Statements and Non-Controlling Interests

In January 2009, the CICA issued CICA Handbook Section 1601, “Consolidated Financial Statements” and Section 1602, “Non-controlling interest”. Together these sections replace the former Section 1600, “Consolidated Financial Statements”.   Section 1601 establishes standards for the preparation of consolidated financial statements.  Section 1602 establishes standards for accounting for non-controlling interests in a subsidiary in consolidated financial statements subsequent to a business combination and is equivalent to the corresponding provisions of International Financial Reporting Standard IAS 27, “Consolidated and Separate Financial Statements”.

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

Revenue from the Corporation’s two largest customers amounted to approximately $1,946,587 or 37.9% of total revenue.  During the quarter, the Corporation received $1,375,000 (26.8% of total revenue) from the first customer (three months ended June 30, 2009 – nil).  This revenue is non-recurring.  During the quarter, the Corporation received $571,587 (11.1% of total revenue) from the second customer (three months ended June 30, 2009 - $603,892 or 18.7% of total revenue).  Revenue from the second customer is recurring and the Corporation is economically dependent on revenue from this customer.

5.	Financial instruments

(a)
The Corporation classifies its cash and cash equivalents, funds held for merchants and restricted cash as held-for-trading. Accounts receivable are classified as loans and receivables. Accounts payable and certain accrued liabilities and funds due to merchants are classified as other liabilities, all of which are measured at amortized cost (using the effective interest rate method).

CICA Handbook Section 3862, “Financial Instruments – Disclosures”, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair values.  The Corporation’s held-for-trading financial instruments at June 30, 2010 and March 31, 2010 are classified as “Level One – Quoted prices in active markets” and consist of cash and cash equivalents, funds held for merchants and restricted cash.  The Corporation’s loans and receivables at June 30, 2010 and March 31, 2010 are classified as “Level One – Quote prices in active markets” and consist of accounts receivable.  The Corporation’s other liabilities at June 30, 2010 and March 31, 2010 are classified as “Level One – Quoted prices in active markets” and consist of accounts payable and certain accrued liabilities and funds due to merchants.

Carrying value and fair value of financial assets and liabilities as at June 30, 2010 and March 31, 2010 are summarized as follows:

	June 30, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Held-for-trading	$12,763,308	$12,763,308	$11,304,762	$11,304,762
Loans and receivables	826,277	826,277	799,584	799,584
Held-to-maturity	-	-	-	-
Available-for-sale	-	-	-	-
Other liabilities	8,013,364	8,013,364	7,681,469	7,681,469

Management reviewed all significant financial instruments held by the Corporation and determined that no material differences between fair value and carrying value existed as at the reporting date.

(b)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $175,000 (March 31, 2010 - $175,000) against chargeback losses.  Non-current restricted cash represents funds held by a third party processor as security for the Corporation’s merchant accounts.

(c)	Market Risk

Currency Risk

The Corporation’s functional currency is the U.S. dollar except for the Corporation’s Beanstream subsidiary whose functional currency is the Canadian dollar.  Movements in the foreign currency exchange rate between the Canadian and U.S. dollar will give rise to gains and losses to the Corporation due to the existence of cash balances and other monetary assets and liabilities denominated in a currency other than the functional currency of each entity within the consolidated group.   Significant losses may occur due to significant balances of cash and cash equivalents and short-term investments held in Canadian dollars (U.S. dollars for Beanstream) that may be affected negatively by an increase in the value of the U.S. dollar as compared to the Canadian dollar (Canadian dollar as compared to the U.S. dollar for Beanstream). The Corporation has not hedged its exposure to foreign currency fluctuations.

5.	Financial instruments (continued)

As at June 30, 2010 and March 31, 2010, the Corporation was exposed to currency risk through its cash and restricted cash, funds held for merchants, accounts receivable, accounts payable, accrued liabilities and funds due to merchants denominated in Canadian dollars (U.S. dollars for Beanstream).

Based on the foreign currency exposure as at June 30, 2010 and March 31, 2010 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $215,797 and $241,074 respectively, in the Corporation’s foreign currency loss/gain.

As at June 30, 2010 and March 31, 2010, the Corporation’s Beanstream subsidiary was exposed to currency risk on the translation of its financial statements to U.S. dollars under the current rate method in accordance with Section 1651 and the FASB issued authoritative guidance regarding foreign currency translation.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the period are used to translate Beanstream’s revenues and expenses.  Gains and losses arising on the translation of Beanstream’s financial statements are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income. Based on the foreign currency exposure as at June 30, 2010 and March 31, 2010 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $97,934 and $18,922 respectively, in the Corporation’s other comprehensive income.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Corporation’s exposure to interest rate risk is limited as its cash and payment processing accounts are short-term in nature.

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at June 30, 2010, the balance of the Corporation’s allowance for doubtful accounts was $29,309 (March 31, 2010 - $31,463).  The Corporation has a good credit history with its customers and the amounts due from them generally are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at June 30, 2010:

0-30 days	$823,811
31-60 days	3,349
61-90 days	4,975
Over 90 days due	23,451
$855,586

5.	Financial instruments (continued)

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection. At June 30, 2010, three customers accounted for 20%, 20% and 9% of the Corporation’s accounts receivable balance (March 31, 2010: 25%, 19% and 4%).

(e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they are due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

6.	Cash and cash equivalents and funds held for /due to merchants

Cash and cash equivalents

At June 30, 2010, the Corporation held $6,390,394 (March 31, 2010: $5,069,763) in cash and cash equivalents.  Included in this balance was $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use to the Corporation (March 31, 2010 - $1 million).

Funds held for/due to merchants

At June 30, 2010, the Corporation held funds due to merchants in the amount of $5,949,784 (March 31, 2010 - $5,804,752.) The funds held for/due to merchants were comprised of the following:

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

During the three month periods ended June 30, 2010 and 2009, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option plan, its 1998 Stock Incentive Plan or its 2009 Stock Incentive Plan.

8.	Income Taxes

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the prior fiscal year ended March 31, 2010, the Corporation implemented certain tax planning strategies relating to its subsidiary, Beanstream. These strategies are expected to permit the recovery of income taxes previously paid on behalf of Beanstream. During the three months ended June 30, 2010, the Corporation recorded $341,218 in current income tax recovery and a corresponding charge of $940,325 to future income tax expense relating to the impact of the implementation of the tax planning strategies as well as the effect of licensing revenue generated from the Corporation’s Intellectual Property Licensing (“IPL”) segment.

9.	Commitments and Contingencies

All commitments and contingencies remain unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010 except as noted below:

During the three months ended June 30, 2010, a subsidiary of the Corporation entered into a Settlement and License Agreement (the “PNC License Agreement”) with PNC Bank N.A. (“PNC”), one of the defendants in the patent infringement lawsuit originally filed on November 19, 2008 in the U.S. District Court for the Eastern District of Texas (the “Patent Litigation”) against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220, which is held by the subsidiary (the “40,220 Patent”).  The subsidiary of the Corporation sought damages, injunctive and other relief for the alleged infringement of the 40,200 Patent. The PNC License Agreement was effective June 2, 2010 and provided PNC with a fully paid-up license from the Corporation’s subsidiary to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the PNC License Agreement, PNC paid the subsidiary of the Corporation compensation in the amount of $1,375,000 for releases, licenses, covenants and all other rights granted under the PNC License Agreement.   Pursuant to a retention agreement with its legal firm, the subsidiary of the Corporation paid $379,944 in legal fees for the firm’s services in connection with the PNC License Agreement.

The PNC License Agreement contained a number of elements for which revenue has been recognized in these consolidated financial statements under the guidance of EIC-175, which does not differ materially from the application required under the FASB issued authoritative guidance on revenue arrangements with multiple deliverables.  Total consideration received under the PNC License Agreement has been allocated to each of the following deliverables using the relative selling price method:

•	Licenses – the Corporation has issued a license for the use of existing patents. This revenue has been recognized in the period.
•
Release from litigation – the Corporation has agreed to release PNC from any claims or causes of action for patent infringement as of the effective date.  This revenue has been recognized in the period.

•
Covenant-not-to-sue provision – the Corporation has agreed to a covenant-not-to-sue provision for infringement of any existing patents as of the effective date of the PNC License Agreement. This revenue has been recognized in the period.

Also during the three months ended June 30, 2010, four of the defendants in the Patent Litigation submitted a request for inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  In an inter-partes reexamination, a person challenges the patent by submitting a “request” to the USPTO.  The request must supply prior art references and make proposed rejections of claims.  The request is assigned to a patent Examiner in the Central Re-examination Unit of the USPTO.  The Examiner decides whether the request raises a “substantial new question of patentability”, and if so, begins an inter-partes reexamination proceeding.

9.	Commitments and Contingencies (continued)

On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims are now subject to reexamination and have been rejected.  All 16 claims have been asserted in the Patent Litigation.  The Corporation plans to file a response to this non-final office action with the USPTO in due course which may confirm the claims, amend the claims to avoid prior art, and, under certain circumstances, add new claims as appropriate.  Within one month of the service date of the Corporation’s response, the Third Party Requester may file comments.  The Examiner will then consider the filings and issue an “Action Closing Prosecution”.  The Action Closing Prosecution is not final and may be appealed by either party.  The Corporation may respond to the Action Closing Prosecution and if the Corporation does so, the Third Party Requester may again file comments.  A “Right of Appeal Notice” typically follows.  The “Right of Appeal Notice” is a final but appealable office action.  From there, either party may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”).  The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

10.	Subsequent event

Subsequent to the three months ended June 30, 2010, a subsidiary of the Corporation entered into a Settlement and License Agreement (the “Union Bank License Agreement”) with Union Bank N.A. (“Union Bank”), another of the defendants  in the Patent Litigation.  The subsidiary of the Corporation sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The Union Bank License Agreement  provided Union Bank with a fully paid-up license from the Corporation’s subsidiary to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the Union Bank License Agreement, Union Bank paid the subsidiary of the Corporation compensation in the amount of $1,200,000 for releases, licenses, covenants and all other rights granted under the Union Bank License Agreement. Pursuant to a retention agreement with its legal firm, the subsidiary of the Corporation expects to pay approximately $360,000 in legal fees for the firm’s services in connection with the Union Bank License Agreement.

Subsequent to the three months ended June 30, 2010, the complaints for patent infringement brought against (i) LML Payment Systems Corp. (an indirect, wholly-owned subsidiary of the Corporation) by CitiBank, N.A. in the U.S. District Court for the Northern District of Illinois, Eastern Division  (the “Citibank Suit”), and (ii) LML Payment Systems Corp. and Beanstream Internet Commerce Inc. (a wholly-owned subsidiary of the Corporation)  by JP Morgan Chase Bank N.A. in the U.S. District Court for the District of Delaware (the “JP Morgan Suit”) have both been dismissed with prejudice.  Each of Citibank N.A. and JP Morgan Chase Bank is an affiliate of a defendant in the Patent Litigation.  In the Citibank Suit, Citibank, N.A. alleged that the Corporation’s subsidiary infringed U.S. Patent No. 7,020,639 and in the JP Morgan Suit, JP Morgan Chase Bank N.A. alleged the Corporation’s subsidiaries infringed U.S. Patent Nos. 5,917,965, 6,341,724, 5,940,844 and 6,098,052.  Both suits sought damages and injunctive and other relief.

The dismissals of the Citibank Suit and the JP Morgan Suit were reached without the Corporation or its subsidiaries incurring any liability to the other parties to the suits, and all parties will bear their own costs of litigation arising out of such suits.  In addition, the dismissals of the Citibank Suit and the JP Morgan Suit do not affect the Patent Litigation.

11.	Industry and geographic segments

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

11.	Industry and geographic segments (continued)

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

Financial information for each reportable segment for the three months ended June 30, 2010 and 2009 was as follows:

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
June 30, 2010	Canada	U.S.	U.S.	Items		Total

Total revenue	$2,817,079	$1,826,133	$487,707	$-		$5,130,919
Revenue: major customers	571,587	1,375,000	296,890	-		2,243,477
Cost of revenue	1,711,257	497,158	364,924	37,057	1	2,610,396
General and administrative	274,980	7,533	233,557	652,355	2	1,168,425
Sales and marketing	99,265	-	4,716	756	1	104,737
Product development and enhancement	119,156	-	-	12,100	1	131,256
Amortization and depreciation	18,500	41,857	14,359	128,458	3	203,174
Income (losses) before income taxes	673,022	1,280,674	(119,726)	(847,018	) 4	986,952

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
June 30, 2009	Canada	U.S.	U.S.	Items		Total

Total revenue	$2,168,758	$442,781	$624,020	$-		$3,235,559
Revenue: major customers	603,892	305,556	351,902	-		1,261,350
Cost of revenue	1,222,178	-	365,598	36,650	1	1,624,426
General and administrative	174,340	21,901	113,126	639,145	2	948,512
Sales and marketing	93,364	-	5,270	748	1	99,382
Product development and enhancement	87,428	-	-	11,967	1	99,395
Amortization and depreciation	12,856	42,006	14,019	129,366	3	198,247
Income (losses) before income taxes	521,772	379,326	126,090	(765,039	) 4	262,149

1	Represents stock-based compensation expense.
2	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

12.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles

 These consolidated financial statements are prepared using Canadian GAAP, which does not differ materially from generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to the accounting policies and disclosures in these financial statements except as set out below:

(a)	Under U.S. GAAP, the Corporation could not affect the reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation’s common stock.

12.	Reconciliation of United States to Canadian Generally Accepted Accounting Principles (continued)

(b)	Income Taxes

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

Recent accounting pronouncements affecting the Corporation’s financial reporting under U.S. GAAP are summarized below:

(i)
In December 2007, the FASB issued authoritative guidance regarding business combinations. This guidance is broader in scope than previous guidance that applied only to business combinations in which control was obtained by transferring consideration. The new guidance applies to all transactions and other events in which one entity obtains control over one or more other businesses. The new guidance is effective for fiscal years beginning after December 15, 2008.  The Corporation has adopted the guidance as at April 1, 2009.  Adoption of this guidance did not have an impact on the consolidated financial statements and the accompanying notes.  The impact of this guidance will not be known until such time as the Corporation enters into a business combination, however, a difference between Canadian GAAP and U.S. GAAP would probably arise on business combinations entered into prior to April 1, 2011 due to the equivalent Canadian guidance not being adopted until April 1, 2011.  In addition, on April 1, 2011, the Corporation will be adopting IFRS and not Canadian GAAP.

(ii)
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

(iii)
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

The following discussion and analysis should be read in conjunction with the consolidated audited financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959).  We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information.  Quarterly operating results have varied significantly in the past and can be expected to vary in the future.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

CP/SL Segment

Our CP/SL operations involve primary and secondary check collection including electronic check re-presentment (RCK). Our check processing services involve return check management such as traditional and electronic recovery services to retail clients.  When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.  Our check processing services are provided in the United States and are operated from our Wichita, Kansas location.

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

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenue

Total revenue for the three months ended June 30, 2010 was approximately $5,131,000, an increase of approximately $1,895,000 or approximately 58.6% from total revenue of approximately $3,236,000 for the three months ended June 30, 2009. This increase is primarily attributable to an increase in IPL revenue for the period of approximately $1,383,000 and partially attributable to an increase in TPP revenue of approximately $648,000.

During the three months ended June 30, 2010 revenue from and associated with our two largest customers amounted to approximately 37.9% of total revenue as compared to approximately 18.7% of total revenue for the three months ended June 30, 2009.  The increase in the percentage of revenue from and associated with our two largest customers to total revenue is primarily attributable to an increase in our IPL revenue associated with one customer, representing 26.8% of total revenue, during the three months ended June 30, 2010. We are economically dependent on revenue from one of these customers representing 11.1% of total revenue (2009 – 18.7%) as revenue from the other customer is non-recurring. The temporary or permanent loss of this customer might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees.  TPP segment revenue for the three months ended June 30, 2010 was approximately $2,817,000, an increase of approximately $648,000 or approximately 29.9% from TPP segment revenue of approximately $2,169,000 for the three months ended June 30, 2009.  The increase in TPP segment revenue was primarily attributable to a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 12% from the prior fiscal first quarter. Since a significant amount of our TPP segment revenue originates in Canadian dollars, the conversion of this revenue to U.S. dollars was at an increased exchange rate when compared to the prior fiscal first quarter conversion. TPP segment revenue originating in Canadian dollars was approximately $2,898,000CAD for the three months ended June 30, 2010 compared to $2,528,000CAD for the three months ended June 30, 2009, an increase of approximately $370,000CAD or approximately 14.6%.  Transaction fees for the three months ended June 30, 2010 were approximately $2,307,000 compared to approximately $1,781,000 for the three months ended June 30, 2009, an increase of approximately $526,000 or approximately 29.5%; the amortized portion of one-time set-up fees recognized was approximately $53,000 for the three months ended June 30, 2010 compared to approximately $43,000 for the three months ended June 30, 2009, an increase of approximately $10,000 or approximately 23.3%; and monthly gateway fees for the three months ended June 30, 2010 were approximately $365,000 compared to approximately $266,000 for the three months ended June 30, 2009, an increase of approximately $99,000 or approximately 37.2%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $1,383,000 or approximately 312% from approximately $443,000 for the three months ended June 30, 2009 to approximately $1,826,000 for the three months ended June 30, 2010. The increase in revenue from licensing our patented intellectual property was primarily attributable to the net licensing revenue recognized of approximately $1,375,000 from the License Agreement we entered into with one of the defendants in the Patent Litigation during the three months ended June 30, 2010.

CP/SL Segment

CP/SL segment revenue for the three months ended June 30, 2010 was approximately $488,000, a decrease of approximately 21.8% from CP/SL segment revenue of approximately $624,000 for the three months ended June 30, 2009. The decrease in CP/SL segment revenue was primarily attributable to a reduction in revenue from our primary and secondary check collections business.

Revenue from our primary check collections business decreased approximately 37.5% from approximately $120,000 for the three months ended June 30, 2009 to approximately $75,000 for the three months ended June 30, 2010. Revenue from our secondary check collections business decreased approximately 14.1% from approximately $476,000 for the three months ended June 30, 2009 to approximately $409,000 for the three months ended June 30, 2010. The decrease in primary and secondary check collections business is primarily attributable to a reduction of approximately 25.5% in returned checks for primary collections business and partially attributable to a reduction in collections of the principal amount and related fees of returned checks assigned for secondary recovery.  We believe as consumers continue to use checks less as a method of payment in favor of other methods of payment, particularly electronic forms of payments including debit and credit cards, the value of returned checks available for our primary and secondary check collections business may continue to decrease.  We anticipate developing plans to increase the volume of returned checks through customer expansion in addition to developing plans to decrease expenses associated with this segment.

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

Costs of revenue increased from approximately $1,624,000 for the three months ended June 30, 2009, to approximately $2,610,000 for the three months ended June 30, 2010, an increase of approximately $986,000 or approximately 60.7%. The increase was primarily attributable to an increase in our TPP segment cost of revenue of approximately $489,000 or approximately 40% from approximately $1,222,000 for the three months ended June 30, 2009 to approximately $1,711,000 for the three months ended June 30, 2010 and an increase in IPL segment cost of revenue of approximately $497,000 from approximately $NIL for the three months ended June 30, 2009 to approximately $497,000 for the three months ended June 30, 2010.  The increase in TPP segment cost of revenue was partially attributable to an increase in transaction costs of approximately 24.2% consistent with the increase in transaction fee revenue and partially attributable to a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 12% from the prior fiscal first quarter. Since a significant amount of our TPP segment cost of revenue originates in Canadian dollars, the conversion of these costs to U.S. dollars was at an increased exchange rate when compared to the prior fiscal third quarter conversion. TPP segment costs of revenue originating in Canadian dollars was approximately $1,760,000CAD for the three months ended June 30, 2010 compared to $1,424,000CAD for the three months ended June 30, 2009, an increase of approximately $336,000CAD or approximately 23.6%. The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the License Agreement with one of the defendants in the Patent Litigation during the three months ended June 30, 2010.

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

General and administrative expenses increased to approximately $1,168,000 from approximately $949,000 for the three months ended June 30, 2010 and 2009, respectively, an increase of approximately $219,000 or approximately 23.1%. TPP segment expenses increased to approximately $275,000 from approximately $174,000 for the three months ended June 30, 2010 and 2009 respectively, an increase of approximately $101,000 or approximately 58%. CP/SL segment expenses increased to approximately $234,000 from approximately $113,000 for the three months ended June 30, 2010 and 2009 respectively, an increase of approximately $121,000 or approximately 107.1%. The increase in the TPP and CP/SL segments general and administrative expenses is primarily attributable to an increase of approximately $185,000 in legal fees primarily pertaining to the two patent infringement complaints filed against our subsidiaries, LML Payment Systems Corp. and Beanstream Internet Commerce Inc. in April, 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of costs related to sales and marketing activities. These expenses include salaries, sales commissions, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expenses increased to approximately $105,000 from approximately $99,000 for the three months ended June 30, 2010 and 2009, respectively, an increase of approximately $6,000 or 6%. The increase is primarily attributable to an increase in TPP segment sales and marketing expenses of approximately $6,000 or approximately 6% from approximately $93,000 for the three months ended June 30, 2009 to approximately $99,000 for the three months ended June 30, 2010. The increase in TPP segment sales and marketing expenses is primarily attributable to the foreign exchange effect of a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 12% from the prior fiscal first quarter.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $131,000 for the three months ended June 30, 2010 as compared to approximately $99,000 for the three months ended June 30, 2009. The increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $32,000 or approximately 36.8% from approximately $87,000 for the three months ended June 30, 2009 to approximately $119,000 for the three months ended June 30, 2010. The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Amortization and Depreciation

Amortization of property and equipment was approximately $38,000 for the three months ended June 30, 2010 as compared to approximately $32,000 for the three months ended June 30, 2009, an increase of approximately $6,000 or approximately 18.8%. The increase was primarily attributable to an increase in depreciable assets for the current fiscal first quarter as compared to the prior fiscal first quarter. Amortization of intangible assets was approximately $166,000 for the three months ended June 30, 2010 and 2009, respectively.

Interest income

Interest income decreased to approximately $6,000 from approximately $11,000 for the three months ended June 30, 2010 and 2009, respectively. The decrease in interest income was primarily attributable to a decrease in interest bearing cash investments and a decrease in interest rates earned on cash investments.

Interest expense

Interest expense decreased to approximately $NIL from approximately $45,000 for the three months ended June 30, 2010 and 2009, respectively. The decrease is primarily attributable to the payment of the final installment of approximately $2,321,000 on the promissory notes relating to the acquisition of Beanstream which was made in the first quarter of fiscal 2009.

Income tax expense (recovery)

Income tax expense (recovery) consists of a recovery of current income taxes of approximately $341,000 for the three months ended June 30, 2010 compared to a current income tax expense of approximately $173,000 for the three months ended June 30, 2009, a decrease of current income tax expense of approximately $514,000.  The decrease is primarily attributable to the expected recovery of taxes for the current fiscal quarter resulting from the implementation of certain tax planning strategies during the three months ended September 30, 2009.  These strategies are intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Future income tax expense was approximately $940,000 for  the three months ended June 30, 2010 compared to $NIL for the three months ended June 30, 2009, an increase in future income tax expense of approximately $940,000. The increase in future income tax expense was primarily attributable to a decrease in the current portion of future income tax assets during the three months ended June 30, 2010 resulting from the utilization of prior year tax losses against current period taxable income.

Net income

Net income increased approximately $298,000 from net income of approximately $90,000 for the three months ended June 30, 2009 to net income of approximately $388,000 for the three months ended June 30, 2010.

Basic and diluted earnings per share were both approximately $0.01 for the three months ended June 30, 2010, as compared to approximately $0.00 for the three months ended June 30, 2009.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $6,080,000 in working capital as of June 30, 2010 compared to approximately $5,601,000 in working capital as of March 31, 2010. The increase in working capital was primarily attributable to cash provided by operating activities offset by a reduction in the current portion of future income tax assets. Cash provided by operating activities was approximately $1,393,000 for the three months ended June 30, 2010, as compared to cash provided by operating activities of approximately $113,000 for the three months ended June 30, 2009. The increase in cash provided by operating activities of approximately $1,280,000 was primarily attributable to an increase in future income taxes of approximately $940,000 resulting from the decrease of our current portion of future income tax assets during the three months ended June 30, 2010. Cash used in investing activities was approximately $3,000 for the three months ended June 30, 2010 as compared to approximately $10,000 for the three months ended June 30, 2009, a  decrease in cash used in investing activities of approximately $7,000. The decrease in cash used in investing activities was primarily attributable to a reduction in acquisition of property and equipment of approximately $10,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Cash used in financing activities was approximately $4,000 for the three months ended June 30, 2010 as compared to approximately $2,372,000 for the three months ended June 30, 2009, a decrease in cash used in financing activities of approximately $2,368,000. The decrease in cash used in financing activities was primarily due to the difference in the payments on the promissory notes relating to the acquisition of Beanstream. During the first quarter of fiscal 2009, we made the second and final payment of approximately $2,321,000 on the promissory notes.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of June 30, 2010, the Corporation’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2010. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959).

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

Initial scoping and diagnostic phase:

We have completed the initial scoping and diagnostic phase which included the review and identification of major differences between current Canadian GAAP and IFRS as well as an initial evaluation of IFRS 1 transition exemptions and elections.

Detailed analysis and design phase:

We are currently working on the second phase of our conversion plan which entails a detailed analysis of all relevant accounting differences between IFRS and existing Canadian GAAP, as identified in the initial scoping and diagnostic phase, which will be impacted by the conversion to IFRS.  The analysis includes a review of the changes required to the current accounting policies as well as any policy alternatives.  The implications of these changes on business processes, information systems and internal control over financial reporting are also analyzed.  We are also in the process of preparing draft financial statements and related note disclosure in accordance with IAS 1 – “Presentation of Financial Statements”.  Training is being provided on a continuous basis to key employees.  To date, we have completed a portion of the detailed analysis of the significant areas and we expect to complete the balance by the end of the second quarter of fiscal 2011.

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

•
IAS 36 “Impairment of Assets”, which will require the impairment of assets to be assessed for the Corporation’s Cash Generating Units (CGU), the lowest level at which separately independent cash inflows can be identified.  Assets will be assessed using a one-step test, where the carrying value of an asset or group of assets will be compared directly to its recoverable amount on a discounted cash flow basis.

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

Contingencies

During the three months ended June 30, 2010, LML Patent Corp., our indirect wholly-owned subsidiary, entered into a Settlement and License Agreement with PNC, which was one of the defendants in the Patent Litigation (see Note 9 to the Consolidated Financial Statements in Part I above).  LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of its 40,220 Patent. The PNC License Agreement was effective June 2, 2010 and provided PNC with a fully paid-up license from LML Patent Corp. to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the PNC License Agreement, PNC paid LML Patent Corp. compensation in the amount of $1,375,000 for releases, licenses, covenants and all other rights granted under the PNC License Agreement.   Pursuant to a retention agreement with its legal firm, LML Patent Corp. paid $379,944 in legal fees for the firm’s services in connection with the PNC License Agreement.

Also during the three months ended June 30, 2010, four of the defendants in the Patent Litigation submitted a request for inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  In an inter partes re-examination, a person challenges the patent by submitting a “request” to the USPTO.  The request must supply prior art references and make proposed rejections of claims.  The request is assigned to a patent Examiner in the Central Re-examination Unit of the USPTO.  The Examiner decides whether the request raises a “substantial new question of patentability”, and if so, begins an inter-partes reexamination proceeding.

On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims are now subject to reexamination and have been rejected.   All 16 claims have been asserted in the Patent Litigation.  We plan to file a response to this non-final office action with the USPTO in due course which may confirm the claims, amend the claims to avoid prior art, and, under certain circumstances, add new claims as appropriate.  Within one month of the service date of our response, the Third Party Requester may file comments.  The Examiner will then consider the filings and issue an “Action Closing Prosecution”.  The Action Closing Prosecution is not final and may be appealed by either party.  We may respond to the Action Closing Prosecution and if we do so, the Third Party Requester may again file comments.  A “Right of Appeal Notice” typically follows.  The “Right of Appeal Notice” is a final but appealable office action.  From there, either party may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”).  The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

Subsequent to the three months ended June 30, 2010, LML Patent Corp.  entered into a Settlement and License Agreement with Union Bank, another one of the defendants in the Patent Litigation (see Note 10 to the Consolidated Financial Statements in Part I above).  LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of its 40,220 Patent. The Union Bank License Agreement provided Union Bank with a fully paid-up license from LML Patent Corp. to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the Union Bank License Agreement, Union Bank paid LML Patent Corp. compensation in the amount of $1,200,000 for releases, licenses, covenants and all other rights granted under the Union Bank License Agreement.  Pursuant to a retention agreement with its legal firm, LML Patent Corp. expects to pay approximately $360,000 in legal fees for the firm’s services in connection with the Union Bank License Agreement.

Subsequent to the three months ended June 30, 2010, the complaints for patent infringement brought against: (i) LML Payment Systems Corp. (our indirect, wholly-owned subsidiary) by CitiBank, N.A. in the U.S. District Court for the Northern District of Illinois, Eastern Division  (the “Citibank Suit”), and (ii) LML Payment Systems Corp. and Beanstream Internet Commerce Inc. (our wholly-owned subsidiary)  by JP Morgan Chase Bank N.A. in the U.S. District Court for the District of Delaware (the “JP Morgan Suit”) have both been dismissed with prejudice.  Each of Citibank N.A. and JP Morgan Chase Bank is an affiliate of a defendant in the Patent Litigation.  In the Citibank Suit, Citibank, N.A. alleged that our subsidiary infringed U.S. Patent No. 7,020,639 and in the JP Morgan Suit, JP Morgan Chase Bank N.A. alleged our subsidiaries infringed U.S. Patent Nos. 5,917,965, 6,341,724, 5,940,844 and 6,098,052.  Both suits sought damages and injunctive and other relief.

The dismissals of the Citibank Suit and the JP Morgan Suit were reached without us or our subsidiaries incurring any liability to the other parties to the suits, and all parties will bear their own costs of litigation arising out of such suits.  In addition, the dismissals of the Citibank Suit and the JP Morgan Suit do not affect the Patent Litigation.

In addition to legal matters as previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2010 until June 30, 2010, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959).

ITEM 4T.	CONTROLS AND PROCEDURES

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

Since the discovery of the material weaknesses we have performed a detailed review of our procedures involved in the calculation and review of future tax asset values and offsetting future income tax expenses of the tax provision.  Our efforts to remediate the weakness in our internal control over financial reporting include the engagement of external resources and the implementation of new procedures with respect to the segregation of the calculation and review processes of the tax provision.  While we believe that these actions will remediate the material weakness control deficiencies we have identified and strengthen our internal control over financial reporting, our CEO and CAO will not be able to determine whether these additional controls are operating effectively until they have assessed their effectiveness as part of their evaluation of our internal control over financial reporting for the first two interim periods following implementation.  This assessment is now underway.  As we improve our internal control over financial reporting and implement the remediation measures described above, we may supplement or modify such remediation measures with additional remediation measures.  However, we cannot provide assurance that either we or our independent auditors will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Changes in Internal Control over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CAO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  During our fiscal quarter ended June 30, 2010 we took the remedial actions described above to materially improve our procedures relating to the calculation and review of future tax asset values and offsetting future income tax expenses of the tax provision. Based on our evaluation, except for the aforementioned remedial actions, during our most recent fiscal quarter there were no other changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the three months ended June 30, 2010, LML Patent Corp., our indirect, wholly-owned subsidiary, entered into a Settlement and License Agreement with PNC, which was one of the defendants in the Patent Litigation (see Note 9 to the Consolidated Financial Statements in Part I above).  LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of its 40,220 Patent. The PNC License Agreement was effective June 2, 2010 and provided PNC with a fully paid-up license from  LML Patent Corp. to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the PNC License Agreement, PNC paid LML Patent Corp. compensation in the amount of $1,375,000 for releases, licenses, covenants and all other rights granted under the PNC License Agreement.   Pursuant to a retention agreement with its legal firm, LML Patent Corp. paid $379,944 in legal fees for the firm’s services in connection with the PNC License Agreement.

Also during the three months ended June 30, 2010, four of the defendants in the Patent Litigation submitted a request for inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  In an inter partes re-examination, a person challenges the patent by submitting a “request” to the USPTO.  The request must supply prior art references and make proposed rejections of claims.  The request is assigned to a patent Examiner in the Central Re-examination Unit of the USPTO.  The Examiner decides whether the request raises a “substantial new question of patentability”, and if so, begins an inter-partes reexamination proceeding.

On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims are now subject to reexamination and have been rejected.  All 16 claims have been asserted in the Patent Litigation.  We plan to file a response to this non-final office action with the USPTO in due course which may confirm the claims, amend the claims to avoid prior art, and, under certain circumstances, add new claims as appropriate.  Within one month of the service date of our response, the Third Party Requester may file comments.  The Examiner will then consider the filings and issue an “Action Closing Prosecution”.  The Action Closing Prosecution is not final and may be appealed by either party.  We may respond to the Action Closing Prosecution and if we do so, the Third Party Requester may again file comments.  A “Right of Appeal Notice” typically follows.  The “Right of Appeal Notice” is a final but appealable office action.  From there, either party may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”).  The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

Subsequent to the three months ended June 30, 2010, LML Patent Corp. entered into a Settlement and  License Agreement with Union Bank, another one of the defendants in the Patent Litigation (see Note 10 to the Consolidated Financial Statements in Part I above).  LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of its 40,220 Patent. The Union Bank License Agreement provided Union Bank with a fully paid-up license from LML Patent Corp. to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the Union Bank License Agreement, Union Bank paid LML Patent Corp. compensation in the amount of $1,200,000 for releases, licenses, covenants and all other rights granted under the Union Bank License Agreement.  Pursuant to a retention agreement with its legal firm, LML Patent Corp. expects to pay approximately $360,000 in legal fees for the firm’s services in connection with the Union Bank License Agreement.

Subsequent to the three months ended June 30, 2010, the complaints for patent infringement brought against (i) LML Payment Systems Corp. (our indirect, wholly-owned subsidiary) by CitiBank, N.A. in the U.S. District Court for the Northern District of Illinois, Eastern Division  (the “Citibank Suit”), and (ii) LML Payment Systems Corp. and Beanstream Internet Commerce Inc. (our wholly-owned subsidiary)  by JP Morgan Chase Bank N.A. in the U.S. District Court for the District of Delaware (the “JP Morgan Suit”) have both been dismissed with prejudice.  Each of Citibank N.A. and JP Morgan Chase Bank is an affiliate of a defendant in the Patent Litigation.  In the Citibank Suit, Citibank, N.A. alleged that our subsidiary infringed U.S. Patent No. 7,020,639 and in the JP Morgan Suit, JP Morgan Chase Bank N.A. alleged our subsidiaries infringed U.S. Patent Nos. 5,917,965, 6,341,724, 5,940,844 and 6,098,052.  Both suits sought damages and injunctive and other relief.

The dismissals of the Citibank Suit and the JP Morgan Suit were reached without us or our subsidiaries incurring any liability to the other parties to the suits, and all parties will bear their own costs of litigation arising out of such suits.  In addition, the dismissals of the Citibank Suit and the JP Morgan Suit do not affect the Patent Litigation.

In addition to legal matters as previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959).

ITEM 6.	EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 000-13959)).
3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 000-13959)).
10.1*	Settlement and License Agreement between LML Patent Corp. and Union Bank, N.A. dated July 23, 2010.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

August 12, 2010