Form 10-Q
period 2010-09-30
LML PAYMENT SYSTEMS INC
filed 2010-11-15
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares of the registrant's Common Stock outstanding as of November 3, 2010, was 27,251,984.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)
	September 30, 2010	March 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$7,222,032	$5,069,763
Funds held in trust	361,684	-
Funds held for merchants (Note 6)	6,538,201	5,804,752
Restricted cash	175,000	175,000
Accounts receivable, less allowances of $30,284 and $31,463, respectively	915,051	799,584
Corporate taxes receivable	1,512,649	1,072,930
Prepaid expenses	425,217	416,507
Current portion of future income tax assets	1,280,860	1,280,860
Total current assets	18,430,694	14,619,396

Property and equipment, net	181,303	219,580
Patents, net	371,591	455,304
Restricted cash	253,256	255,247
Future income tax assets	890,994	2,406,473
Other assets	20,537	20,641
Goodwill	17,874,202	17,874,202
Other intangible assets, net	4,462,762	4,710,337

TOTAL ASSETS	$42,485,339	$40,561,180

LIABILITIES
Current Liabilities
Accounts payable	$1,125,593	$836,274
Accrued liabilities	981,595	1,040,443
Funds due to merchants (Note 6)	6,538,201	5,804,752
Current portion of obligations under capital lease	2,460	11,195
Current portion of deferred revenue	1,369,077	1,325,983
Total current liabilities	10,016,926	9,018,647

Obligations under capital lease	9,225	9,840

Deferred revenue	1,558,218	2,155,162

TOTAL LIABILITIES	11,584,369	11,183,649
Commitments and Contingencies (Note 9)
SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 27,251,984 and 27,241,408 issued and outstanding, respectively	50,172,333	50,152,385

Contributed surplus	8,542,664	7,952,343
Deficit	(27,977,938)	(28,877,282)
Accumulated other comprehensive income	163,911	150,085
Total shareholders' equity	30,900,970	29,377,531

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$42,485,339	$40,561,180

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2010	2009	2010	2009

REVENUE	$5,819,251	$3,251,645	$10,950,170	$6,487,204
COST OF REVENUE (includes stock-based compensation (“s.b.c.”) expense of $45,630 for three months ended September 30, 2010 (three months ended September 30, 2009 - $37,464) and $82,687 for six months ended September 30, 2010 (six months ended September 30, 2009 - $74,114))	3,130,525	1,715,499	5,740,921	3,339,925
GROSS PROFIT	2,688,726	1,536,146	5,209,249	3,147,279

OPERATING EXPENSES
General and administrative (includes s.b.c. expense of $246,636 for three months ended September 30, 2010 (three months ended September 30, 2009 - $268,535) and $480,497 for six months ended September 30, 2010 (six months ended September 30, 2009- $538,359))	998,663	1,076,785	2,167,088	2,025,297
Sales and marketing (includes s.b.c. expense of $15,054 for three months ended September 30, 2010 (three months ended September 30, 2009 - $765) and $15,810 for six months ended September 30, 2010 (six months ended September 30, 2009 - $1,513))	156,686	93,223	261,423	192,605
Product development and enhancement (includes s.b.c. expense of $19,174 for three months ended September 30, 2010 (three months ended September 30, 2009 - $12,233) and $31,274 for six months ended September 30, 2010 (six months ended September 30, 2009 - $24,200))	142,321	120,431	273,577	219,826
Amortization of property and equipment	29,804	32,593	67,333	65,046
Amortization of intangible assets	165,643	165,744	331,288	331,538
Gain on sale of assets	-	(1,656)	-	(3,830)

INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	1,195,609	49,026	2,108,540	316,797

Foreign exchange (loss) gain	(66,831)	96,171	1,071	124,363
Other expenses	(4,838)	(50,641)	(4,838)	(50,641)
Interest income	6,178	4,797	12,297	16,264
Interest expense	-	(1,549)	-	(46,830)

INCOME BEFORE INCOME TAXES	1,130,118	97,804	2,117,070	359,953
Income tax expense (recovery)
Current	43,465	(171,889)	(297,753)	628
Future	575,154	(96,154)	1,515,479	(96,154)
	618,619	(268,043)	1,217,726	(95,526)

NET INCOME	511,499	365,847	899,344	455,479

DEFICIT, beginning of period	(28,489,437)	(28,661,824)	(28,877,282)	(28,751,456)

DEFICIT, end of period	$(27,977,938)	$(28,295,977)	$(27,977,938)	$(28,295,977)

EARNINGS PER SHARE, basic and diluted	$0.02	$0.01	$0.03	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,251,984	27,116,408	27,251,984	27,116,408
Diluted	27,475,899	27,123,476	27,517,600	27,122,448

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2010	2009	2010	2009

Operating Activities:
Net income	$511,499	$365,847	$899,344	$455,479
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on accounts receivable	-	5,705	-	5,705
Amortization of property and equipment	29,804	32,593	67,333	65,046
Amortization of intangible assets	165,643	165,744	331,288	331,538
Gain on sale of assets	-	(1,656)	-	(3,830)
Stock-based compensation	326,494	318,997	610,268	638,186
Future income taxes	575,154	(96,154)	1,515,479	(96,154)
Foreign exchange gain	(1,496)	(230,612)	(1,496)	(279,463)

Changes in non-cash operating working capital
Funds held in trust	(361,684)	-	(361,684)	-
Accounts receivable	(67,015)	292,525	(123,070)	217,150
Corporate taxes receivable	(81,834)	(150,716)	(426,127)	(150,716)
Prepaid expenses	(21,890)	(111,613)	(9,825)	(149,026)
Accounts payable and accrued liabilities	10,847	70,271	243,710	(66,446)
Corporate taxes payable	-	(403,066)	-	(320,682)
Deferred revenue	(285,835)	(270,415)	(552,778)	(546,402)
Net cash provided by (used in) operating activities	799,687	(12,550)	2,192,442	100,385

Investing Activities:
Acquisition of property and equipment	(26,861)	(1,912)	(30,281)	(14,520)
Proceeds from disposal of property and equipment	-	1,656	-	3,830
Net cash used in investing activities	(26,861)	(256)	(30,281)	(10,690)

Financing Activities:
Payments on capital leases	(4,884)	(50,743)	(9,202)	(101,330)
Payment on promissory notes	-	-	-	(2,321,460)
Net cash used in financing activities	(4,884)	(50,743)	(9,202)	(2,422,790)

Effects of foreign exchange rate changes on cash and cash equivalents	63,696	86,778	(690)	197,899

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	831,638	23,229	2,152,269	(2,135,196)

Cash and cash equivalents, beginning of period	6,390,394	3,980,105	5,069,763	6,138,530

Cash and cash equivalents, end of period	$7,222,032	$4,003,334	$7,222,032	$4,003,334

Supplemental disclosure of cash flow information
Interest paid	$-	$1,680	$-	$47,093
Taxes paid	$-	$369,287	$-	$435,138

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In U.S. Dollars)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2010	2009	2010	2009

Net income	$511,499	$365,847	$899,344	$455,479
Unrealized foreign exchange gain on translation of self-sustaining operations	105,762	73,010	13,826	166,843
Comprehensive income	$617,261	$438,857	$913,170	$622,322

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated balance sheet as of September 30, 2010, the consolidated statements of operations and deficit for the three and six months ended September 30, 2010 and 2009, the consolidated statements of cash flows for the three and six months ended September 30, 2010 and 2009 and the consolidated statements of comprehensive income for the three and six months ended September 30, 2010 and 2009, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2010, was derived from its audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles (“GAAP”) in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's annual audited consolidated financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's annual audited consolidated financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959).

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

International Financial Reporting Standards ("IFRS")

The Accounting Standards Board of the Canadian Institute of Chartered Accountants (“CICA”) announced that Canadian GAAP for publicly accountable enterprises will be replaced with IFRS, as published by the International Accounting Standards Board, for fiscal years beginning on or after January 1, 2011.  Early conversion to IFRS for fiscal years beginning on or after January 1, 2009 is also permitted.

Implementing IFRS will have an impact on accounting, financial reporting and supporting IT systems and processes.  It may also have an impact on taxes, contractual commitments involving clauses based on generally accepted accounting principles, long-term employee compensation plans and performance metrics.  Accordingly, when the Corporation executes its IFRS implementation plan, it will have to include measures to provide extensive training to key finance personnel, to review contracts and agreements and to increase the level of awareness and knowledge among management, the Board of Directors and the Audit Committee.  Additional resources have been engaged to ensure the timely conversion to IFRS. As at September 30, 2010, the Corporation has completed an IFRS diagnostic, is in the process of finalizing its elections under IFRS 1 “First Time Adoption to IFRS”, and is in the process of determining its accounting policy choices and identifying any modifications to internal processes, IT and data systems, and internal control over financial reporting required to support the change, and identifying the training needs of its employees impacted by the conversion to IFRS. The Corporation is in the process of completing its IFRS compliant balance sheet and expects it to be completed by the third quarter of fiscal 2011.

2.	Recent accounting pronouncements (continued)

Business Combinations

In December 2008, the CICA issued Section 1582 – “Business Combinations”, which will replace Section 1581 – “Business Combinations”.  This section establishes revised standards for the accounting for a business combination which are aligned with IFRS on business combinations.  The Section applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2011.  The Corporation will not be adopting this standard because, effective April 1, 2011, it will be required to adopt IFRS.

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

Revenue from the Corporation’s three largest customers amounted to approximately $2,476,505 or 42.6% of total revenue for the three months ended September 30, 2010.  During the quarter, the Corporation received $1,895,000 (32.6% of total revenue) from two customers (three months ended September 30, 2009 – nil).  This revenue is non-recurring.  During the quarter, the Corporation received $581,505 (10% of total revenue) from the third customer (three months ended September 30, 2009 - $557,431 or 17.1% of total revenue).  Revenue from the third customer is recurring and the Corporation is economically dependent on revenue from this customer.

During the six months ended September 30, 2010, revenue from the Corporation’s three largest customers amounted to approximately $3,728,092 or 34% of total revenue.  During the six month period, the Corporation received $2,575,000 (23.5% of total revenue) from two customers (six months ended September 30, 2009 – nil).  This revenue is non-recurring.  During the six months ended September 30, 2010, the Corporation received $1,153,092 (10.5% of total revenue) from the third customer (six months ended September 30, 2009 - $1,161,323 or 17.9% of total revenue).  Revenue from the third customer is recurring and the Corporation is economically dependent on revenue from this customer.

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

CICA Handbook Section 3862, “Financial Instruments – Disclosures”, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair values.  The Corporation’s held-for-trading financial instruments at September 30, 2010 and March 31, 2010 are classified as “Level One – Quoted prices in active markets” and consist of cash and cash equivalents, funds held in trust, funds held for merchants and restricted cash.  The Corporation’s loans and receivables at September 30, 2010 and March 31, 2010 are classified as “Level One – Quote prices in active markets” and consist of accounts receivable.  The Corporation’s other liabilities at September 30, 2010 and March 31, 2010 are classified as “Level One – Quoted prices in active markets” and consist of accounts payable and certain accrued liabilities and funds due to merchants.

Carrying value and fair value of financial assets and liabilities as at September 30, 2010 and March 31, 2010 are summarized as follows:

	September 30, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Held-for-trading	$14,550,173	$14,550,173	$11,304,762	$11,304,762
Loans and receivables	915,051	915,051	799,584	799,584
Held-to-maturity	-	-	-	-
Available-for-sale	-	-	-	-
Other liabilities	8,645,389	8,645,389	7,681,469	7,681,469

Management reviewed all significant financial instruments held by the Corporation and determined that no material differences between fair value and carrying value existed as at the reporting date.

5.	Financial Instruments (continued)

(b)	Funds held in trust

During the three and six month periods ended September 30, 2010, $361,684 in cash was held in trust for a subsidiary of the Corporation by the Corporation’s legal firm.  This cash was received pursuant to a Settlement and License Agreement entered into by a subsidiary of the Corporation with one of the defendants in the patent infringement lawsuit originally filed on November 19, 2008 in the U.S. District Court for the Eastern District of Texas against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220.   Subsequent to the three and six months ended September 30, 2010, the cash was released from trust to the subsidiary of the Corporation.

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

As at September 30, 2010 and March 31, 2010, the Corporation was exposed to currency risk through its cash and restricted cash, funds held for merchants, accounts receivable, accounts payable, accrued liabilities and funds due to merchants denominated in Canadian dollars (U.S. dollars for Beanstream).

Based on the foreign currency exposure as at September 30, 2010 and March 31, 2010 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $296,168 and $243,571 respectively, in the Corporation’s foreign currency loss/gain.

As at September 30, 2010 and March 31, 2010, the Corporation’s Beanstream subsidiary was exposed to currency risk on the translation of its financial statements to U.S. dollars under the current rate method in accordance with Section 1651 and the FASB issued authoritative guidance regarding foreign currency translation.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the period are used to translate Beanstream’s revenues and expenses.  Gains and losses arising on the translation of Beanstream’s financial statements are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income. Based on the foreign currency exposure as at September 30, 2010 and March 31, 2010 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $74,089 and $18,922 respectively, in the Corporation’s other comprehensive income.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Corporation’s exposure to interest rate risk is limited as its cash and payment processing accounts are short-term in nature.

5.	Financial Instruments (continued)

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at September 30, 2010, the balance of the Corporation’s allowance for doubtful accounts was $30,284 (March 31, 2010 - $31,463).  The Corporation has a good credit history with its customers and the amounts due from them generally are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at September 30, 2010:

0-30 days	$812,882
31-60 days	1,505
61-90 days	88,329
Over 90 days due	42,619
$945,335

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection. At September 30, 2010, three customers accounted for 29%, 18% and 3% of the Corporation’s accounts receivable balance (March 31, 2010: 25%, 19% and 4%).

(f)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they become due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

6.	Cash and cash equivalents and funds held for /due to merchants

Cash and cash equivalents

At September 30, 2010, the Corporation held $7,222,032 (March 31, 2010: $5,069,763) in cash and cash equivalents.  Included in this balance was $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use by the Corporation (March 31, 2010 - $1 million).

Funds held for/due to merchants

At September 30, 2010, the Corporation held funds due to merchants in the amount of $6,538,201 (March 31, 2010 - $5,804,752). The funds held for/due to merchants were comprised of the following:

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

During the three months ended September 30, 2010, the Corporation granted 575,000 stock options under the Corporation’s 2009 Stock Incentive Plan and 1,170,000 stock options under the 1996 Stock Option Plan (no stock options were granted during the three month period ended June 30, 2010). The weighted average grant date fair value for these stock options was $1.04 per stock option. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 2.79%;

Expected volatility of 88.09%;

Expected life of the stock options of 4 years; and

No dividend yields.

During the three months ended September 30, 2009, the Corporation granted 75,000 stock options under the Corporation’s 2009 Stock Incentive Plan and 300,000 stock options under the 1996 Stock Option Plan (no stock options were granted during the three month period ended June 30, 2009). The weighted average grant date fair value for these stock options was $0.38 per stock option. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate of 2.30%;

Expected volatility of 77.93%;

Expected life of the stock options of 4 years; and

No dividend yields.

8.	Income Taxes

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the prior fiscal year ended March 31, 2010, the Corporation implemented certain tax planning strategies relating to its subsidiary, Beanstream. These strategies are expected to permit the recovery of income taxes previously paid on behalf of Beanstream. During the three months ended September 30, 2010, the Corporation recorded $43,465 in current income tax expense (six months ended September 30, 2010 – current income tax recovery of $297,753) and a corresponding charge of $575,154 to future income tax expense (six months ended September 30, 2010 - $1,515,479) relating to the impact of the implementation of the tax planning strategies as well as the effect of licensing revenue generated from the Corporation’s Intellectual Property Licensing (“IPL”) segment.

9.	Commitments and Contingencies

All commitments and contingencies remain unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010 except as noted below:

During the three months ended September 30, 2010, a subsidiary of the Corporation entered into a Settlement and License Agreement with Union Bank N.A. (“Union Bank”) and M&T Bank Corporation, M&T Bank and M&T Bank N.A. (collectively, “M&T”) (collectively, the “License Agreements”), both defendants in the patent infringement lawsuit originally filed on November 19, 2008 in the U.S. District Court for the Eastern District of Texas (the “Patent Litigation”) against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220, which is held by the subsidiary (the “40,220 Patent”).  The subsidiary of the Corporation sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The License Agreements provide Union Bank and M&T each with a fully paid-up license from the Corporation’s subsidiary to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the License Agreements, Union Bank paid the subsidiary of the Corporation compensation in the amount of $1,200,000 for releases, licenses, covenants and all other rights granted under the Union Bank License Agreement and M&T paid the subsidiary of the Corporation compensation in the amount of $695,000 for releases, licenses, covenants and all other rights granted under the M&T License Agreement.    Pursuant to a retention agreement with its legal firm, the subsidiary of the Corporation paid approximately $352,000 in legal fees for the firm’s services in connection with the Union Bank License Agreement and approximately $241,000 in legal fees for the firm’s services in connection with the M&T License Agreement.

During the three months ended June 30, 2010, a subsidiary of the Corporation entered into a Settlement and License Agreement (the “PNC License Agreement”) with PNC Bank N.A. (“PNC”), one of the defendants in the Patent Litigation.  The subsidiary of the Corporation sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The PNC License Agreement provided PNC with a fully paid-up license from the Corporation’s subsidiary to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the PNC License Agreement, PNC paid the subsidiary of the Corporation compensation in the amount of $1,375,000 for releases, licenses, covenants and all other rights granted under the PNC License Agreement.   Pursuant to a retention agreement with its legal firm, the subsidiary of the Corporation paid $379,944 in legal fees for the firm’s services in connection with the PNC License Agreement.

The License Agreements contain a number of elements for which revenue has been recognized in these consolidated financial statements under the guidance of EIC-175, which does not differ materially from the application required under the FASB issued authoritative guidance on revenue arrangements with multiple deliverables.  Total consideration received under the License Agreements has been allocated to each of the following deliverables using the relative selling price method:

9.	Commitments and Contingencies (continued)

•	Licenses – the Corporation has issued a license for the use of existing patents. This revenue has been recognized in the period.
•
Release from litigation – the Corporation has agreed to release Union Bank, M&T and PNC from any claims or causes of action for patent infringement as of the effective date.  This revenue has been recognized in the period.

•
Covenant-not-to-sue provision – the Corporation has agreed to a covenant-not-to-sue provision for infringement of any existing patents as of the effective date of the License Agreements. This revenue has been recognized in the period.

Also during the three months ended September 30, 2010, the complaints for patent infringement brought against (i) LML Payment Systems Corp. (an indirect, wholly-owned subsidiary of the Corporation) by CitiBank, N.A. in the U.S. District Court for the Northern District of Illinois, Eastern Division  (the “Citibank Suit”), and (ii) LML Payment Systems Corp. and Beanstream Internet Commerce Inc. (a wholly-owned subsidiary of the Corporation)  by JP Morgan Chase Bank N.A. in the U.S. District Court for the District of Delaware (the “JP Morgan Suit”) have both been dismissed with prejudice.  Citibank N.A. and JP Morgan Chase Bank are each an affiliate of a defendant in the Patent Litigation.  In the Citibank Suit, Citibank, N.A. alleged that the Corporation’s subsidiary infringed U.S. Patent No. 7,020,639 and in the JP Morgan Suit, JP Morgan Chase Bank N.A. alleged the Corporation’s subsidiaries infringed U.S. Patent Nos. 5,917,965, 6,341,724, 5,940,844 and 6,098,052.  Both suits sought damages and injunctive and other relief.

The dismissals of the Citibank Suit and the JP Morgan Suit were reached without the Corporation or its subsidiaries incurring any liability to the other parties to the suits, and all parties will bear their own costs of litigation arising out of such suits.  In addition, the dismissals of the Citibank Suit and the JP Morgan Suit do not affect the Patent Litigation.

On July 29, 2010, in response to a request for inter-partes reexamination submitted by four of the defendants in the Patent Litigation, the United States Patent and Trademark Office (“USPTO”) posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims are now subject to reexamination and have been rejected.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  All 16 of the patent claims that were rejected and are now subject to re-examination are claims that the Corporation’s subsidiary asserted and seeks to enforce in the Patent Litigation.  Subsequent  to the three months ended September 30, 2010, the Corporation’s subsidiary filed a response to this non-final office action with the USPTO. The Third Party requester has until one month after the service date of the response of the Corporation’s subsidiary to file its comments (if any) to such response with the USPTO.  The Examiner will then consider the filings and issue an “Action Closing Prosecution”.  The Action Closing Prosecution is not final and may be appealed by either party.  The Corporation’s subsidiary may respond to the Action Closing Prosecution and if it does so, the Third Party Requester may again file comments.  A “Right of Appeal Notice” typically follows.  The “Right of Appeal Notice” is a final but appealable office action.  From there, either party may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”).   The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

During the fiscal year ended March 31, 2007 a subsidiary of the Corporation received notification that it had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including the subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.    During the fiscal year ended March 31, 2009, the complaint was dismissed with prejudice. Also during the fiscal year ended March 31, 2009, the plaintiffs appealed this decision.  On November  4, 2009 oral arguments were heard by the Fifth Circuit of appeals and on July 14, 2010, the Fifth Circuit of appeals affirmed the dismissal of the complaint. Subsequent to the three months ended September 30, 2010, the plaintiffs filed a writ of certiorari with the Supreme Court of the United States appealing the dismissal of the complaint.   The subsidiary of the Corporation believes that these allegations are without merit and does not expect them to have a material adverse effect on its results of operations, financial position or liquidity.

10.	Subsequent event

Subsequent to the three months ended September 30, 2010, a subsidiary of the Corporation entered into a Settlement and License Agreement with the Bank of New York Mellon (“BNYM”) and First National Bank of Omaha and First National Merchant Solutions LLC (collectively, “First National”) (collectively, the “Subsequent License Agreements”), both defendants in the Patent Litigation.  The subsidiary of the Corporation sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The Subsequent License Agreements provided each of BNYM and First National with a fully paid-up license to certain of the subsidiary of the Corporation’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the Subsequent License Agreements, BNYM and First National paid the subsidiary of the Corporation compensation in the amount of $3,900,000 and $1,250,000, respectively, for releases, licenses, covenants and all other rights granted under the Subsequent License Agreements. Pursuant to a retention agreement with its legal firm, the subsidiary of the Corporation paid approximately $1,560,000 in legal fees for the firm’s services in connection with the BNYM License Agreement and approximately $500,000 in legal fees for the firm’s services in connection with the First National License Agreement.

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

Intellectual Property Licensing (“IPL”) operations involve licensing an intellectual property estate, which includes five U.S. patents describing electronic check processing methods.

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

11.	Industry and geographic segments (continued)

Financial information for each reportable segment for the three and six months ended September 30, 2010 and 2009 was as follows:

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2010	Canada	U.S.	U.S.	Items		Total

Total Revenue	$2,853,519	$2,341,751	$623,981	$-		$5,819,251
Revenue: major customers	581,505	1,895,000	332,242	-		2,808,747
Cost of revenue	1,727,738	925,061	432,096	45,630	1	3,130,525
General and administrative	194,686	8,750	92,955	702,272	2	998,663
Sales and marketing	136,952	-	4,680	15,054	1	156,686
Product development and enhancement	123,147	-	-	19,174	1	142,321
Amortization and depreciation	14,291	41,857	11,321	127,978	3	195,447
Income (losses) from operations before income taxes	598,702	1,369,996	69,116	(907,696)	4	1,130,118

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2009	Canada	U.S.	U.S.	Items		Total

Total Revenue	$2,217,184	$451,237	$583,224	$-		$3,251,645
Revenue: major customers	557,431	305,556	329,205	-		1,192,192
Cost of revenue	1,321,399	-	356,636	37,464	1	1,715,499
General and administrative	196,332	18,826	111,897	749,730	2	1,076,785
Sales and marketing	87,168	-	5,290	765	1	93,223
Product development and enhancement	108,198	-	-	12,233	1	120,431
Amortization and depreciation	14,277	41,956	12,982	129,122	3	198,337
Gain on sale of assets	-	-	(1,656)	-		(1,656)
Income (losses) from operations before income taxes	389,077	390,847	99,290	(781,410)	4	97,804

Six Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2010	Canada	U.S.	U.S.	Items		Total

Total Revenue	$5,670,598	$4,167,884	$1,111,688	$-		$10,950,170
Revenue: major customers	1,153,092	2,575,000	629,132	-		4,357,224
Cost of revenue	3,438,995	1,422,219	797,020	82,687	1	5,740,921
General and administrative	469,666	16,283	326,512	1,354,627	2	2,167,088
Sales and marketing	236,217	-	9,396	15,810	1	261,423
Product development and enhancement	242,303	-	-	31,274	1	273,577
Amortization and depreciation	32,791	83,714	25,680	256,436	3	398,621
Income (losses) from operations before income taxes	1,271,724	2,650,670	(50,610)	(1,754,714)	4	2,117,070

Six Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
September 30, 2009	Canada	U.S.	U.S.	Items		Total

Total Revenue	$4,385,942	$894,018	$1,207,244	$-		$6,487,204
Revenue: major customers	1,161,323	611,112	681,107	-		2,453,542
Cost of revenue	2,543,576	-	722,235	74,114	1	3,339,925
General and administrative	370,692	40,727	224,631	1,389,247	2	2,025,297
Sales and marketing	180,532	-	10,560	1,513	1	192,605
Product development and enhancement	195,626	-	-	24,200	1	219,826
Amortization and depreciation	27,133	83,963	27,001	258,487	3	396,584
Gain on sale of assets	-	-	(1,656)	(2,174)	5	(3,830)
Income (losses) from operations before income taxes	910,849	770,173	225,380	(1,546,449)	4	$359,953

1	Represents stock-based compensation expense.
2	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Represents gain on sale of assets included in the unallocated corporate or centralized marketing general and administrative expenses.

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

Recent accounting pronouncements affecting the Corporation's financial reporting under U.S. GAAP are summarized below:.

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

TPP Segment

Our TPP operations involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 9,000 customers primarily in Canada.

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

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenue

Total revenue for the three months ended September 30, 2010 was approximately $5,819,000, an increase of approximately $2,567,000 or approximately 78.9% from total revenue of approximately $3,252,000 for the three months ended September 30, 2009.  This increase is primarily attributable to an increase in IPL revenue for the period of approximately $1,891,000 and partially attributable to an increase in TPP revenue of approximately $637,000.

During the three months ended September 30, 2010 revenue from and associated with our three largest customers amounted to approximately 42.6% of total revenue as compared to approximately 17.1% of total revenue for the three months ended September 30, 2009.  The increase in the percentage of revenue from and associated with our three largest customers to total revenue is primarily attributable to an increase in our IPL revenue associated with two customers, representing 32.6% of total revenue, during the three months ended September 30, 2010. We are economically dependent on revenue from one of these customers representing 10% of total revenue (2009 – 17.1%) as revenue from the other two customers, which is related to IPL revenue, is non-recurring. The temporary or permanent loss of this customer might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees.  TPP segment revenue for the three months ended September 30, 2010 was approximately $2,854,000, an increase of approximately $637,000 or approximately 28.7% from TPP segment revenue of approximately $2,217,000 for the three months ended September 30, 2009. TPP segment revenue originating in Canadian dollars was approximately $2,965,000CAD for the three months ended September 30, 2010 compared to approximately $2,433,000CAD for the three months ended September 30, 2009, an increase of approximately $532,000CAD or approximately 21.9%. The increase in TPP segment revenue was primarily attributable to an increase in our merchant base of approximately 13.3%. Transaction fees for the three months ended September 30, 2010 were approximately $2,333,000 compared to approximately $1,816,000 for the three months ended September 30, 2009, an increase of approximately $517,000 or approximately 28.5%.  The amortized portion of one-time set-up fees recognized was approximately $46,000 for the three months ended September 30, 2010 compared to approximately $32,000 for the three months ended September 30, 2009, an increase of approximately $14,000 or approximately 43.8%.   Monthly gateway fees for the three months ended September 30, 2010 were approximately $377,000 compared to approximately $290,000 for the three months ended September 30, 2009, an increase of approximately $87,000 or approximately 30%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $1,891,000 or approximately 419.3%, from approximately $451,000 for the three months ended September 30, 2009 to approximately $2,342,000 for the three months ended September 30, 2010.  The increase in revenue from licensing our patented intellectual property was primarily attributable to the non-recurring licensing revenue recognized of approximately $1,895,000 from the License Agreements we entered into with two of the defendants in the Patent Litigation during the three months ended September 30, 2010.

CP/SL Segment

CP/SL segment revenue for the three months ended September 30, 2010 was approximately $624,000, an increase of approximately $41,000 or approximately 7% from CP/SL segment revenue of approximately $583,000 for the three months ended September 30, 2009. The increase in CP/SL segment revenue was primarily attributable to an increase in revenue from our secondary check collections business.

Revenue from our primary check collections business decreased approximately 12.6% from approximately $95,000 for the three months ended September 30, 2009 to approximately $83,000 for the three months ended September 30, 2010. Revenue from our secondary check collections business increased approximately 9.8% from approximately $461,000 for the three months ended September 30, 2009 to approximately $506,000 for the three months ended September 30, 2010. The increase in our secondary check collections business was primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

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

Cost of revenue increased from approximately $1,715,000 for the three months ended September 30, 2009, to approximately $3,131,000 for the three months ended September 30, 2010, an increase of approximately $1,416,000 or approximately 82.6%. The increase was primarily attributable to an increase in our IPL segment cost of revenue of approximately $925,000 from approximately nil for the three months ended September 30, 2009 to approximately $925,000 for the three months ended September 30, 2010 and partially attributable to an increase in TPP segment cost of revenue of approximately $407,000 or approximately 30.8% from approximately $1,321,000 for the three months ended September 30, 2009 to approximately $1,728,000 for the three months ended September 30, 2010.  The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the License Agreements with two of the defendants in the Patent Litigation during the three months ended September 30, 2010. The increase in TPP segment cost of revenue was primarily attributable to an increase in our transaction processing of approximately 33.2% which coincides with increases in transaction processing revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

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

General and administrative expenses decreased to approximately $999,000 from approximately $1,077,000 for the three months ended September 30, 2010 and 2009, respectively, a decrease of approximately $78,000 or approximately 7.2%.   Included in general and administrative expenses are TPP segment expenses of approximately $195,000 for the three months ended September 30, 2010, a decrease of approximately $1,000 compared to general and administrative expenses of approximately $196,000 for the three months ended September 30, 2009. CP/SL segment general and administrative expenses decreased approximately $19,000 or approximately 17% from approximately $112,000 for the three months ended September 30, 2009 to approximately $93,000 for the three months ended September 30, 2010. Also included in general and administrative expenses are stock-based compensation expenses of approximately $247,000 for the three months ended September 30, 2010 compared to approximately $269,000 for the three months ended September 30, 2009, a decrease of approximately $22,000 or approximately 8.2%.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing increased to approximately $157,000 from approximately $93,000 for the three months ended September 30, 2010 and 2009, respectively, an increase of approximately 68.8%. The increase is primarily attributable to an increase of approximately $50,000 in TPP segment sales and marketing costs from approximately $87,000 for the three months ended September 30, 2009 to approximately $137,000 for the three months ended September 30, 2010.  The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $50,000.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $142,000 for the three months ended September 30, 2010 as compared to $120,000 for the three months ended September 30, 2009. This increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $15,000 or approximately 13.9% from approximately $108,000 for the three months ended September 30, 2009 to approximately $123,000 for the three months ended September 30, 2010.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Amortization and Depreciation

Amortization of property and equipment was approximately $30,000 for the three months ended September 30, 2010 as compared to approximately $33,000 for the three months ended September 30, 2009, a decrease of approximately $3,000 or approximately 9.1%. Amortization of intangible assets was approximately $166,000 for the three months ended September 30, 2010 and 2009, respectively.

Interest income

Interest income increased to approximately $6,000 from approximately $5,000 for the three months ended September 30, 2010 and 2009, respectively.

Income tax expense (recovery)

Income tax expense (recovery) consists of current income tax expense of approximately $43,000 for the three months ended September 30, 2010 compared to a recovery of current income taxes of approximately $172,000 for the three months ended September 30, 2009, an increase in current income tax expense of approximately $215,000.  Future income tax expense was approximately $575,000 for the three months ended September 30, 2010 compared to a recovery of future income taxes of approximately $96,000 for the three months ended September 30, 2009, an increase in future income tax expense of approximately $671,000. The increase in future income tax expense was primarily attributable to a decrease in future income tax assets during the three months ended September 30, 2010 resulting from the utilization of prior year tax losses against current period taxable income.

Net income

Net income increased by approximately $145,000 from net income of approximately $366,000 for the three months ended September 30, 2009 to approximately $511,000 for the three months ended September 30, 2010.

Basic and diluted earnings per share were both approximately $0.02 for the three months ended September 30, 2010, as compared to approximately $0.01 for the three months ended September 30, 2009.

Results of Operations

Six months ended September 30, 2010 compared to six months ended September 30, 2009

Revenue

Total revenue for the six months ended September 30, 2010 was approximately $10,950,000, an increase of approximately $4,463,000 or approximately 68.8% from total revenue of approximately $6,487,000 for the six months ended September 30, 2009.  This increase is primarily attributable to the increase in our TPP segment revenue of approximately $1,285,000 or approximately 29.3%, from approximately $4,386,000 for the six months ended September 30, 2009 to approximately $5,671,000 for the six months ended September 30, 2010 as well as an increase in IPL segment revenues for the period of approximately $3,274,000, offset by a decrease in CP/SL segment revenues of approximately $95,000.

During the six months ended September 30, 2010 revenue from and associated with our three largest customers amounted to approximately 34% of total revenue as compared to approximately 17.9% of total revenue for the six months ended September 30, 2009.  The increase in the percentage of revenue from and associated with our three largest customers to total revenue is primarily attributable to an increase in our IPL revenue associated with two customers, representing 23.5% of total revenue, during the six months ended September 30, 2010. We are economically dependent on revenue from one of these customers representing 10.5% of total revenue (2009 – 17.9%) as revenue from the other two customers, which is related to IPL revenue, is non-recurring. The temporary or permanent loss of this customer might have a material adverse effect on our results of operations and financial condition.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, and transaction fees. TPP segment revenue for the six months ended September 30, 2010 was approximately $5,671,000 as compared to TPP segment revenue of approximately $4,386,000 for the six months ended September 30, 2009, an increase of approximately $1,285,000 or approximately 29.3%. The increase in TPP segment revenue was primarily attributable to a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 10% from the prior fiscal six month period. Since a significant amount of our TPP segment originates in Canadian dollars, the conversion of this revenue to U.S. dollars was at an increased exchange rate when compared to the prior fiscal six month period conversion. TPP segment revenue originating in Canadian dollars was approximately $5,863,000CAD for the six months ended September 30, 2010 compared to $4,962,000CAD for the six months ended September 30, 2009, an increase of approximately $901,000CAD or approximately 18.2%. Transaction fees for the six months ended September 30, 2010 were approximately $4,639,000 compared to transaction fees of approximately $3,596,000 for the six months ended September 30, 2009, an increase of approximately $1,043,000 or approximately 29%.  The amortized portion of one-time set-up fees recognized was approximately $99,000 for the six months ended September 30, 2010 compared to one-time set-up fees for the six months ended September 30, 2009 of approximately $75,000, an increase of approximately $24,000 or approximately 32%.   Monthly gateway fees for the six months ended September 30, 2010 were approximately $742,000 compared to monthly gateway fees for the six months ended September 30, 2009 of approximately $556,000, an increase of approximately $186,000 or approximately 33.4%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $3,274,000 or approximately 366.2%, from approximately $894,000 for the six months ended September 30, 2009 to approximately $4,168,000 for the six months ended September 30, 2010.  The increase in revenue from licensing our patented intellectual property was primarily attributable to the non-recurring licensing revenue recognized of approximately $3,270,000 from the License Agreements we entered into with three of the defendants in the Patent Litigation during the six months ended September 30, 2010.

CP/SL Segment

CP/SL segment revenue for the six months ended September 30, 2010 was approximately $1,112,000, a decrease of approximately $95,000 or approximately 7.9% from CP/SL segment revenue of approximately $1,207,000 for the six months ended September 30, 2009.

Revenue from our primary check collections business decreased approximately $57,000 or approximately 26.5% from approximately $215,000 for the six months ended September 30, 2009 to approximately $158,000 for the six months ended September 30, 2010. Revenue from our secondary check collections business decreased approximately $21,000 or approximately 2.2% from approximately $936,000 for the six months ended September 30, 2009 to approximately $915,000 for the six months ended September 30, 2010. The decrease in primary and secondary check collections business is primarily attributable to a reduction in returned checks for primary collections business and partially attributable to a reduction in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

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

Cost of revenue increased from approximately $3,340,000 for the six months ended September 30, 2009, to approximately $5,741,000 for the six months ended September 30, 2010, an increase of approximately $2,401,000 or approximately 71.9%. The increase was primarily attributable to an increase in our IPL segment cost of revenue of approximately $1,422,000 from approximately nil for the six months ended September 30, 2009 to approximately $1,422,000 for the six months ended September 30, 2010 and partially attributable to an increase in TPP segment cost of revenue of approximately $895,000 or approximately 35.2% from approximately $2,544,000 for the six months ended September 30, 2009 to approximately $3,439,000 for the six months ended September 30, 2010.  The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the License Agreements with three of the defendants in the Patent Litigation during the six months ended September 30, 2010.  The increase in TPP segment cost of revenue was partially attributable to an increase in transaction costs of approximately 36.8% consistent with the increase in transaction fee revenue and partially attributable to a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 10% from the prior fiscal six month period. Since a significant amount of our TPP segment cost of revenue originates in Canadian dollars, the conversion of these costs to U.S. dollars was at an increased exchange rate when compared to the prior fiscal six month period conversion. TPP segment costs of revenue originating in Canadian dollars was approximately $3,556,000CAD for the six months ended September 30, 2010 compared to $2,874,000CAD for the six months ended September 30, 2009, an increase of approximately $682,000CAD or approximately 23.7%.  CP/SL segment cost of revenue was approximately $797,000 for the six months ended September 30, 2010 as compared to approximately $722,000 for the six months ended September 30, 2009, an increase in CP/SL segment cost of revenue of approximately $75,000 or approximately 10.4%.

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

General and administrative expenses increased to approximately $2,167,000 from approximately $2,025,000 for the six months ended September 30, 2010 and 2009, respectively, an increase of approximately $142,000 or approximately 7%. Included in general and administrative expenses for the six months ended September 30, 2010 are TPP segment expenses of approximately $470,000 as compared to approximately $371,000 for the six months ended September 30, 2009.  CP/SL segment expenses increased to approximately $327,000 from approximately $225,000 for the six months ended September 30, 2010 and 2009 respectively, an increase of approximately $102,000 or approximately 45.3%. The increase in the TPP and CP/SL segments general and administrative expenses is primarily attributable to an increase of approximately $176,000 in legal fees primarily pertaining to the two patent infringement complaints filed against our subsidiaries, LML Payment Systems Corp. and Beanstream Internet Commerce Inc. in April, 2009.  Also included in general and administrative expenses are stock-based compensation expenses of approximately $480,000  for the six months ended September 30, 2010 compared to approximately $538,000 for the six months ended September 30, 2009, a decrease of approximately $58,000 or approximately 10.8%.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expenses increased to approximately $261,000 from approximately $193,000 for the six months ended September 30, 2010 and 2009, respectively, an increase of approximately $68,000 or approximately 35.2%. The increase is primarily attributable to an increase in our TPP segment sales and marketing expenses of approximately $55,000 from approximately $181,000 for the six months ended September 30, 2009 to approximately $236,000 for the six months ended September 30, 2010.  The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $58,000.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improving and enhancing of the existing product and service lines.

Product development and enhancement expenses were approximately $274,000 for the six months ended September 30, 2010 as compared to approximately $220,000 for the six months ended September 30, 2009. The increase is primarily attributable to an increase in our TPP segment product development and enhancement expenses of approximately $46,000 from approximately $196,000 for the six months ended September 30, 2009 to approximately $242,000 for the six months ended September 30, 2010.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009.

Amortization and Depreciation

Amortization of property and equipment was approximately $67,000 for the six months ended September 30, 2010 as compared to approximately $65,000 for the six months ended September 30, 2009, an increase of approximately $2,000 or approximately 3.1%. Amortization of intangible assets was approximately $331,000 for the six months ended September 30, 2010 and 2009, respectively.

Interest income

Interest income decreased $4,000 to approximately $12,000 from approximately $16,000 for the six months ended September 30, 2010 and 2009, respectively. The decrease in interest income was primarily attributable to a decrease in interest rates earned on cash investments.

Interest expense

Interest expense decreased $47,000 to approximately nil from approximately $47,000 for the six months ended September 30, 2010 and 2009, respectively. The decrease was primarily attributable to the payment of the final installment of approximately $2,321,000 on the promissory notes relating to the acquisition of Beanstream which was made in the first quarter of fiscal 2009.

Income tax expense (recovery)

Income tax expense (recovery) consists of a recovery of current income taxes of approximately $298,000 for the six months ended September 30, 2010 compared to a current income tax expense of approximately $1,000 for the six months ended September 30, 2009, an increase in the recovery of current income taxes of approximately $299,000.  The increase is primarily attributable to the expected recovery of taxes for the current fiscal period resulting from the implementation of certain tax planning strategies during the six months ended September 30, 2009.  These strategies are intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Future income tax expense was approximately $1,515,000 for the six months ended September 30, 2010 compared to a recovery of future income taxes of approximately  $96,000 for the six months ended September 30, 2009, an increase in future income tax expense of approximately $1,611,000. The increase in future income tax expense was primarily attributable to a decrease in future income tax assets during the six months ended September 30, 2010 resulting from the utilization of prior year tax losses against current period taxable income.

Net income

Net income increased approximately $444,000 from net income of approximately $455,000 for the six months ended September 30, 2009 to approximately $899,000 for the six months ended September 30, 2010.

Basic and diluted earnings per share were both approximately $0.03 for the six months ended September 30, 2010, as compared to basic and diluted earnings per share of approximately $0.02 for the six months ended September 30, 2009.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $8,414,000 in working capital as of September 30, 2010 compared to approximately $5,601,000 in working capital as of March 31, 2010. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of approximately $2,152,000 resulting primarily from compensation received from License Agreements entered into during the six months ended September 30, 2010.  Cash provided by operating activities was approximately $2,192,000 for the six months ended September 30, 2010, as compared to approximately $100,000 for the six months ended September 30, 2009, an increase in cash provided by operating activities of approximately $2,092,000. The increase in cash provided by operating activities was primarily attributable to an increase in cash received from License Agreements of approximately $1,843,000 for the six months ended September 30, 2010.  Cash used in investing activities was approximately $30,000 for the six months ended September 30, 2010 as compared to approximately $11,000 for the six months ended September 30, 2009, an increase in cash used in investing activities of approximately $19,000. The increase in cash used in investing activities was primarily attributable to an increase in acquisition of property and equipment of approximately $15,000 for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009.  Cash used in financing activities was approximately $9,000 for the six months ended September 30, 2010 as compared to approximately $2,423,000 for the six months ended September 30, 2009, a decrease in cash used in financing activities of approximately $2,414,000. The decrease in cash used in financing activities was primarily due to the difference in the payments on the promissory notes relating to the acquisition of Beanstream.  During the six months ended September 30, 2009 we made the second and final payment of approximately $2,321,000 on the promissory notes.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of September 30, 2010, the Corporation’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

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

Detailed analysis and design phase:

We are currently working on the second phase of our conversion plan which entails a detailed analysis of all relevant accounting differences between IFRS and existing Canadian GAAP, as identified in the initial scoping and diagnostic phase, which will be impacted by the conversion to IFRS.  The analysis includes a review of the changes required to the current accounting policies as well as any policy alternatives.  The implications of these changes on business processes, information systems and internal control over financial reporting are also analyzed.  We are also in the process of preparing draft financial statements and related note disclosure in accordance with IAS 1 – “Presentation of Financial Statements”.  Training is being provided on a continuous basis to key employees.  To date, we have completed a portion of the detailed analysis of the significant areas and we expect to complete the balance by the end of the third quarter of fiscal 2011.

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

•
IAS 36 “Impairment of Assets”, which will require the impairment of assets to be assessed for the Corporation’s Cash Generating Units (CGU), the lowest level at which separately independent cash inflows can be identified.  Assets will be assessed using a one-step test, where the carrying value of an asset or group of assets will be compared directly to its recoverable amount on an anticipated discounted cash flow basis.

•
IFRS 2 “Share-based payments.”   Canadian GAAP allows the preparer to choose from two methods namely, a) treating all options granted at a particular date and with the same terms and conditions as one pool (pooling method) and b) treating options with different vesting dates as different grants (vesting method).  The cost of such methods is calculated according to Black-Scholes for both methods.  For the pooling method, the total expense is amortized on a straight line basis over the longest vesting period of all of the options in the pool resulting in equal charges to income over the period.  The vesting method looks at each vesting tranche and the expense associated with that particular vesting tranche and amortizes that in a straight line.  This second method front-end loads the expense.  Although available under Canadian GAAP, this method is rarely used.  Under IFRS, the vesting method is the only method that may be used.

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

Contingencies

See Note 9. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2010 until September 30, 2010, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our Corporation that are designed to ensure that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Remediation of Material Weakness.  In our annual report on Form 10-K for the year ended March 31, 2010 and our quarterly report on Form 10-Q for the quarter ended June 30, 2010,  we reported a material weakness in our internal control over financial reporting, namely, that we did not have adequately designed procedures to calculate our future tax asset value and offsetting future income tax expense as at the completion of our fiscal third quarter ended December 31, 2009.

Our efforts to remediate this material weakness have included the engagement of external resources and the implementation of new procedures during the quarter ended June 30, 2010 with respect to the segregation of the calculation and review processes of the tax provision.

During the quarter ended September 30, 2010, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weakness described above has been remediated as of September 30, 2010.

Based on our remediation procedures and our evaluation of disclosure controls and procedures, our CEO and CAO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

During the three months ended September 30, 2010, LML Patent Corp., our indirect, wholly-owned subsidiary, entered into a Settlement and License Agreement with Union Bank N.A. (“Union Bank”) and M&T Bank Corporation, M&T Bank and M&T Bank N.A. (collectively, “M&T”) (collectively, the “License Agreements”), both defendants in the patent infringement lawsuit originally filed on November 19, 2008 in the U.S. District Court for the Eastern District of Texas (the “Patent Litigation”) against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220, which is held by LML Patent Corp. (the “40,220 Patent”).  LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The License Agreements provide Union Bank and M&T each with a fully paid-up license from LML Patent Corp. to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the License Agreements, Union Bank paid LML Patent Corp. compensation in the amount of $1,200,000 for releases, licenses, covenants and all other rights granted under the Union Bank License Agreement and M&T paid LML Patent Corp. compensation in the amount of $695,000 for releases, licenses, covenants and all other rights granted under the M&T License Agreement.    Pursuant to a retention agreement with its legal firm, LML Patent Corp. paid approximately $352,000 in legal fees for the firm’s services in connection with the Union Bank License Agreement and approximately $241,000 in legal fees for the firm’s services in connection with the M&T License Agreement.

Also during the three months ended September 30, 2010, the complaints for patent infringement brought against (i) LML Payment Systems Corp. (our indirect, wholly-owned subsidiary) by CitiBank, N.A. in the U.S. District Court for the Northern District of Illinois, Eastern Division  (the “Citibank Suit”), and (ii) LML Payment Systems Corp. and Beanstream Internet Commerce Inc. (our wholly-owned subsidiary)  by JP Morgan Chase Bank N.A. in the U.S. District Court for the District of Delaware (the “JP Morgan Suit”) were both dismissed with prejudice.  Citibank N.A. and JP Morgan Chase Bank are each an affiliate of a defendant in the Patent Litigation.  In the Citibank Suit, Citibank, N.A. alleged that our subsidiary infringed U.S. Patent No. 7,020,639 and in the JP Morgan Suit, JP Morgan Chase Bank N.A. alleged that our subsidiaries infringed U.S. Patent Nos. 5,917,965, 6,341,724, 5,940,844 and 6,098,052.  Both suits sought damages and injunctive and other relief.

The dismissals of the Citibank Suit and the JP Morgan Suit were reached without us or our subsidiaries incurring any liability to the other parties to the suits, and all parties bore their own costs of litigation arising out of such suits.  In addition, the dismissals of the Citibank Suit and the JP Morgan Suit do not affect the Patent Litigation.

On July 29, 2010, in response to a request for inter-partes reexamination submitted by four of the defendants in the Patent Litigation, the United States Patent and Trademark Office (“USPTO”) posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims are now subject to reexamination and have been rejected.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  All 16 of the patent claims that were rejected and are now subject to re-examination are claims that the Corporation’s subsidiary asserted and seeks to enforce in the Patent Litigation.  Subsequent to the three months ended September 30, 2010, we filed a response to this non-final office action with the USPTO.  The Third Party Requester has until one month after the service date of the response of the Corporation’s subsidiary to file its comments (if any) to such response with the USPTO.   The Examiner will then consider the filings and issue an “Action Closing Prosecution”.  The Action Closing Prosecution is not final and may be appealed by either party.  We may respond to the Action Closing Prosecution and if we do so, the Third Party Requester may again file comments.  A “Right of Appeal Notice” typically follows.  The “Right of Appeal Notice” is a final but appealable office action.  From there, either party may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”). The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

During the fiscal year ended March 31, 2007, we received notification that we had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including a subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.    During the fiscal year ended March 31, 2009, the complaint was dismissed with prejudice. Also during the fiscal year ended March 31, 2009, the plaintiffs appealed this decision.  On November  4, 2009 oral arguments were heard by the Fifth Circuit of appeals and on July 14, 2010, the Fifth Circuit of appeals affirmed the dismissal of the complaint. Subsequent to the three months ended September 30, 2010, the plaintiffs filed a writ of certiorari with the Supreme Court of the United States appealing the dismissal of the complaint.   We believe that these allegations are without merit and do not expect them to have a material adverse effect on our results of operations, financial position or liquidity.

Subsequent to the three months ended September 30, 2010, LML Patent Corp. entered into a Settlement and License Agreement with the Bank of New York Mellon (“BNYM”) and First National Bank of Omaha and First National Merchant Solutions LLC (collectively, “First National”) (collectively, the “Subsequent License Agreements”), both defendants in the Patent Litigation.  LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of 40220 Patent.  The Subsequent License Agreements provided each of BNYM and First National with a fully paid-up license to certain of LML Patent Corp.’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the Subsequent License Agreements, BNYM and First National paid LML Patent Corp. compensation in the amount of $3,900,000 and $1,250,000, respectively, for releases, licenses, covenants and all other rights granted under the Subsequent License Agreements. Pursuant to a retention agreement with its legal firm, LML Patent Corp. paid approximately $1,560,000 in legal fees for the firm’s services in connection with the BNYM License Agreement and approximately $500,000 in legal fees for the firm’s services in connection with the First National License Agreement.

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

ITEM 6.	EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 000-13959)).
3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 000-13959)).
10.1*	Settlement and License Agreement between LML Patent Corp. and M&T Bank Corporation, M&T Bank and M&T Bank N.A. (collectively “M&T”) dated September 22, 2010.
10.2*	Settlement and License Agreement between LML Patent Corp. and The Bank of New York Mellon dated October 4, 2010.
10.3*	Settlement and License Agreement between LML Patent Corp. and First National Bank of Omaha and First National Merchant Solutions LLC (collectively, “First National”) dated October 4, 2010.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*filed herewith

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

November 12, 2010