Form 10-Q
period 2010-12-31
LML PAYMENT SYSTEMS INC
filed 2011-02-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

The number of shares of the registrant's Common Stock outstanding as of February 3, 2011, was 27,329,484.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars, except as noted below)
(Unaudited)

	December 31, 2010	March 31, 2010
ASSETS
Current Assets
Cash and cash equivalents (Note 6)	$11,779,289	$5,069,763
Funds held for merchants (Note 6)	8,175,053	5,804,752
Restricted cash	175,000	175,000
Accounts receivable, less allowances of $31,339 and $31,463, respectively	1,141,865	799,584
Corporate taxes receivable	1,632,383	1,072,930
Prepaid expenses	276,114	416,507
Current portion of future income tax assets	527,824	1,280,860
Total current assets	23,707,528	14,619,396

Property and equipment, net	166,288	219,580
Patents, net	329,734	455,304
Restricted cash	258,556	255,247
Future income tax assets	817,480	2,406,473
Other assets	20,822	20,641
Goodwill	17,874,202	17,874,202
Other intangible assets, net	4,338,975	4,710,337

TOTAL ASSETS	$47,513,585	$40,561,180

LIABILITIES
Current Liabilities
Accounts payable	$1,309,644	$836,274
Accrued liabilities	849,814	1,040,443
Corporate taxes payable	1,076,558	-
Funds due to merchants (Note 6)	8,175,053	5,804,752
Current portion of obligations under capital lease	2,460	11,195
Current portion of deferred revenue	1,314,733	1,325,983
Total current liabilities	12,728,262	9,018,647

Obligations under capital lease	9,225	9,840

Deferred revenue	1,274,961	2,155,162

TOTAL LIABILITIES	14,012,448	11,183,649
Commitments and Contingencies (Note 9)
SHAREHOLDERS' EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-

Common shares, no par value, 100,000,000 shares authorized, 27,293,984 and 27,241,408 issued and outstanding, respectively	50,284,080	50,152,385

Contributed surplus	8,784,979	7,952,343
Deficit	(25,858,705)	(28,877,282)
Accumulated other comprehensive income	290,783	150,085
Total shareholders' equity	33,501,137	29,377,531

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$47,513,585	$40,561,180

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended December 31		Nine months Ended December 31

	2010	2009	2010	2009

REVENUE	$11,060,030	$4,742,568	$22,010,200	$11,229,773
COST OF REVENUE (includes stock-based compensation (“s.b.c.”) expense of $18,773 for three months ended December 31, 2010 (2009 - $37,464) and $101,460 for nine months ended December 31, 2010 (2009 - $111,579))	5,017,906	2,329,810	10,758,827	5,670,576
GROSS PROFIT (excludes amortization and depreciation expense)	6,042,124	2,412,758	11,251,373	5,559,197

OPERATING EXPENSES
General and administrative (includes s.b.c. expense of $211,254 for three months ended December 31, 2010 (2009 - $243,028) and $691,751 for nine months ended December 31, 2010 (2009- $781,386))	1,179,386	1,059,165	3,346,474	3,083,629
Sales and marketing (includes s.b.c. expense of $16,779 for three months ended December 31, 2010 (2009 - $765) and $32,589 for nine months ended December 31, 2010 (2009 - $2,277))	191,754	103,481	453,177	296,084
Product development and enhancement (includes s.b.c. expense of $14,891 for three months ended December 31, 2010 (2009 - $12,233) and $46,165 for nine months ended December 31, 2010 (2009 - $36,434))	137,311	122,759	410,888	342,585
Amortization of property and equipment	30,514	34,702	97,847	99,748
Amortization of intangible assets	165,644	165,644	496,932	497,182
Gain on sale of assets	-	-	-	(3,830)

INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	4,337,515	927,007	6,446,055	1,243,799

Foreign exchange (loss) gain	(102,369)	10,928	(101,298)	135,296
Other expenses	(626)	-	(5,464)	(50,641)
Interest income	16,873	4,285	29,170	20,549
Interest expense	-	(846)	-	(47,676)

INCOME BEFORE INCOME TAXES	4,251,393	941,374	6,368,463	1,301,327
Income tax expense (recovery) (Note 8)
Current	1,281,285	(324,275)	983,532	(323,647)
Future	850,875	1,661,740	2,366,354	1,565,586
	2,132,160	1,337,465	3,349,886	1,241,939

NET INCOME (LOSS)	2,119,233	(396,091)	3,018,577	59,388

DEFICIT, beginning of period	(27,977,938)	(28,295,977)	(28,877,282)	(28,751,456)

DEFICIT, end of period	$(25,858,705)	$(28,692,068)	$(25,858,705)	$(28,692,068)

EARNINGS (LOSS) PER SHARE, basic	$0.08	$(0.02)	$0.11	$-

EARNINGS (LOSS) PER SHARE, diluted	$0.08	$(0.02)	$0.11	$-

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,253,886	27,116,408	27,252,620	27,116,408
Diluted	28,285,669	27,252,792	27,707,532	27,150,430

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine months Ended December 31

	2010	2009	2010	2009

Net income (loss)	$2,119,233	$(396,091)	$3,018,577	$59,388
Unrealized foreign exchange gain on translation of self-sustaining operations	126,872	23,174	140,698	190,017
Comprehensive income (loss)	$2,246,105	$(372,917)	$3,159,275	$249,405

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended December 31		Nine months Ended December 31

	2010	2009	2010	2009

Operating Activities:
Net income (loss)	$2,119,233	$(396,091)	$3,018,577	$59,388
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for losses on accounts receivable	-	-	-	5,705
Amortization of property and equipment	30,514	34,702	97,847	99,748
Amortization of intangible assets	165,644	165,644	496,932	497,182
Gain on sale of assets	-	-	-	(3,830)
Stock-based compensation	261,697	293,490	871,965	931,676
Stock-based compensation – future income taxes	24,325	-	24,325	-
Future income taxes	826,550	1,661,740	2,342,029	1,565,586
Foreign exchange gain	(730)	(52,253)	(2,226)	(331,716)

Changes in non-cash operating working capital
Funds held in trust	361,684	(718,093)	-	(718,093)
Restricted cash	-	(100,000)	-	(100,000)
Accounts receivable	(196,246)	(145,436)	(319,316)	71,714
Corporate taxes receivable	(69,898)	(432,147)	(496,025)	(582,863)
Prepaid expenses	152,522	152,228	142,697	3,202
Accounts payable and accrued liabilities	9,061	(4,503)	252,771	(70,949)
Corporate taxes payable	1,076,558	(6,991)	1,076,558	(327,673)
Deferred revenue	(341,216)	(377,545)	(893,994)	(923,947)
Net cash provided by operating activities	4,419,698	74,745	6,612,140	175,130

Investing Activities:
Acquisition of property and equipment	(14,717)	(75,497)	(44,998)	(90,017)
Proceeds from disposal of property and equipment	-	-	-	3,830
Net cash used in investing activities	(14,717)	(75,497)	(44,998)	(86,187)

Financing Activities:
Payments on capital leases	-	(39,552)	(9,202)	(140,882)
Payment on promissory notes	-	-	-	(2,321,460)
Proceeds from exercise of stock options	68,040	-	68,040	-
Net cash provided by (used in) financing activities	68,040	(39,552)	58,838	(2,462,342)

Effects of foreign exchange rate changes on cash and cash equivalents	84,236	16,457	83,546	214,356

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,557,257	(23,847)	6,709,526	(2,159,043)

Cash and cash equivalents, beginning of period	7,222,032	4,003,334	5,069,763	6,138,530

Cash and cash equivalents, end of period	$11,779,289	$3,979,487	$11,779,289	$3,979,487

Supplemental disclosure of cash flow information:
Interest paid	$-	$846	$-	$47,939
Taxes paid	$137,000	$-	$137,000	$435,138

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation

The consolidated balance sheet as of December 31, 2010, the consolidated statements of operations and deficit for the three and nine months ended December 31, 2010 and 2009, the consolidated statements of cash flows for the three and nine months ended December 31, 2010 and 2009 and the consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2010 and 2009, of LML Payment Systems Inc. and its subsidiaries (collectively, the “Corporation”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Corporation's consolidated balance sheet as of March 31, 2010, was derived from audited financial statements. The Corporation's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and do not contain certain information included in the Corporation's annual audited consolidated financial statements and notes. Unless otherwise noted, the accounting policies of the Corporation are unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Corporation's annual audited consolidated financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959).

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

International Financial Reporting Standards (“IFRS”)

The Accounting Standards Board of the Canadian Institute of Chartered Accountants (“CICA”) announced that Canadian GAAP for publicly accountable enterprises will be replaced with IFRS, as published by the International Accounting Standards Board, for fiscal years beginning on or after January 1, 2011.

Implementing IFRS will have an impact on accounting, financial reporting and supporting IT systems and processes.  It may also have an impact on taxes, contractual commitments involving clauses based on generally accepted accounting principles, long-term employee compensation plans and performance metrics.  Accordingly, when the Corporation executes its IFRS implementation plan, it will have to include measures to provide extensive training to key finance personnel, to review contracts and agreements and to increase the level of awareness and knowledge among management, the Board of Directors and the Audit Committee.  Additional resources have been engaged to ensure the timely conversion to IFRS. As at December 31, 2010, the Corporation has completed an IFRS diagnostic, is in the process of finalizing its elections under IFRS 1 “First Time Adoption to IFRS”, and is in the process of determining its accounting policy choices and identifying any modifications to internal processes, IT and data systems, and internal control over financial reporting required to support the change, and identifying the training needs of its employees impacted by the conversion to IFRS. The Corporation is in the process of completing its IFRS compliant April 1, 2010 transition date balance sheet and expects it to be completed by the end of fiscal 2011.

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

Consolidated Financial Statements and Non-Controlling Interests

In January 2009, the CICA issued CICA Handbook Section 1601, “Consolidated Financial Statements” and Section 1602, “Non-controlling interest”. Together these sections replace the former Section 1600, “Consolidated Financial Statements”.   Section 1601 establishes standards for the preparation of consolidated financial statements.  Section 1602 establishes standards for accounting for non-controlling interests in a subsidiary in consolidated financial statements subsequent to a business combination and is equivalent to the corresponding provisions of International Accounting Standard (IAS) 27, “Consolidated and Separate Financial Statements”.

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

During the three months ended December 31, 2010, the Corporation earned revenue from two licensees amounting to approximately $5,150,000 or 46.6% of total revenue (three months ended December 31, 2009 – nil).  The revenue earned from these two licensees is non-recurring.

During the nine months ended December 31, 2010, the Corporation earned  revenue from one licensee amounting to approximately $3,900,000 or 17.7% of total revenue (nine months ended December 31, 2009 – nil).  The revenue earned from this licensee is non-recurring.

5.	Fianncial instruments

(a)
The Corporation classifies its cash and cash equivalents, funds held for merchants and restricted cash as held-for-trading. Accounts receivable are classified as loans and receivables. Accounts payable and certain accrued liabilities and funds due to merchants are classified as other liabilities, all of which are measured at amortized cost (using the effective interest rate method).

CICA Handbook Section 3862, “Financial Instruments – Disclosures”, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair values.  The Corporation’s held-for-trading financial instruments at December 31, 2010 and March 31, 2010 are classified as “Level One – Quoted prices in active markets” and consist of cash and cash equivalents, funds held for merchants and restricted cash.  The Corporation’s loans and receivables at December 31, 2010 and March 31, 2010 are classified as “Level One – Quote prices in active markets” and consist of accounts receivable.  The Corporation’s other liabilities at December 31, 2010 and March 31, 2010 are classified as “Level One – Quoted prices in active markets” and consist of accounts payable and certain accrued liabilities and funds due to merchants.

Carrying value and fair value of financial assets and liabilities as at December 31, 2010 and March 31, 2010 are summarized as follows:

	December 31, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Held-for-trading	$20,387,898	$20,387,898	$11,304,762	$11,304,762
Loans and receivables	1,141,865	1,141,865	799,584	799,584
Held-to-maturity	-	-	-	-
Available-for-sale	-	-	-	-
Other liabilities	10,334,511	10,334,511	7,681,469	7,681,469

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

As at December 31, 2010 and March 31, 2010, the Corporation was exposed to currency risk through its cash and restricted cash, funds held for merchants, accounts receivable, accounts payable, accrued liabilities and funds due to merchants denominated in Canadian dollars (U.S. dollars for Beanstream).

5.	Fianncial instruments (continued)

Based on the foreign currency exposure as at December 31, 2010 and March 31, 2010 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $362,129 and $243,571, respectively, in the Corporation’s foreign currency loss/gain.

As at December 31, 2010 and March 31, 2010, the Corporation’s Beanstream subsidiary was exposed to currency risk on the translation of its financial statements to U.S. dollars under the current rate method in accordance with Section 1651 and the FASB issued authoritative guidance regarding foreign currency translation.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the period are used to translate Beanstream’s revenues and expenses.  Gains and losses arising on the translation of Beanstream’s financial statements are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income. Based on the foreign currency exposure as at December 31, 2010 and March 31, 2010 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $52,893 and $18,922, respectively, in the Corporation’s other comprehensive income.

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at December 31, 2010, the balance of the Corporation’s allowance for doubtful accounts was $31,339 (March 31, 2010 - $31,463).  The Corporation has a good credit history with its customers and the amounts due from them generally are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at December 31, 2010:

0-30 days	$915,592
31-60 days	195,631
61-90 days	6,777
Over 90 days due	55,204
$1,173,204

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

5.	Fianncial instruments (continued)

The accounts receivable of the Corporation and its subsidiaries are derived from sales to customers located primarily in the U.S. and Canada. The Corporation performs ongoing credit evaluations of its customers. The Corporation generally does not require collateral.

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection. At December 31, 2010, three customers accounted for 19%, 19% and 15% of the Corporation’s accounts receivable balance (March 31, 2010: 25%, 2% and 19%).

(e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they become due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

6.	Cash and cash equivalents and funds held for /due to merchants

Cash and cash equivalents

At December 31, 2010, the Corporation held $11,779,289 (March 31, 2010: $5,069,763) in cash and cash equivalents.  Included in this balance was $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use by the Corporation (March 31, 2010 - $1 million).

Funds held for/due to merchants

At December 31, 2010, the Corporation held funds due to merchants in the amount of $8,175,053 (March 31, 2010 - $5,804,752). The funds held for/due to merchants were comprised of the following:

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

During the three months ended December 31, 2010, the Corporation did not grant any stock options under the Corporation’s 1996 Stock Option Plan, its 1998 Stock Incentive Plan or its 2009 Stock Incentive Plan.

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

Risk-free interest rate of 2.79%;

Expected volatility of 88.09%;

Expected life of the stock options of 4 years; and

No dividend yields.

7.	Stock-based compensation (continued)

During the three months ended December 31, 2009, the Corporation granted 125,000 stock options under the Corporation’s 2009 Stock Incentive Plan. The weighted average grant date fair value for these stock options was $0.44 per stock option. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

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

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the prior fiscal year ended March 31, 2010, the Corporation implemented certain tax planning strategies relating to its subsidiary, Beanstream. These strategies are expected to permit the recovery of income taxes previously paid on behalf of Beanstream. During the three months ended December 31, 2010, the Corporation recorded $1,281,285 in current income tax expense (nine months ended December 31, 2010 – $983,532) and a corresponding charge of $850,875 to future income tax expense (nine months ended December 31, 2010 - $2,366,354) relating to the impact of the implementation of the tax planning strategies as well as the effect of licensing revenue generated from the Corporation’s Intellectual Property Licensing (“IPL”) segment.

9.	Commitments and contingencies

All commitments and contingencies remain unchanged from the Corporation’s annual audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010 except as noted below:

During the three months ended December 31, 2010, a subsidiary of the Corporation entered into Settlement and License Agreements with each of the Bank of New York Mellon (“BNYM”), First National Bank of Omaha and First National Merchant Solutions LLC (collectively, “First National”), Regions Bank (“Regions”), Fifth Third Bank “Fifth Third”), and Marshall and Ilsley Bank (“M&I”) (collectively, the “Third Quarter License Agreements”), all defendants in the patent infringement lawsuit originally filed on November 19, 2008 in the U.S. District Court for the Eastern District of Texas (the “Patent Litigation”) against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220, which is held by the subsidiary (the “40,220 Patent”). The Corporation’s subsidiary sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The Third Quarter License Agreements provided each of BNYM, First National, Regions, Fifth Third and M&I with a fully paid-up license to certain patents of the Corporation’s subsidiary for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the Third Quarter License Agreements, the Corporation’s subsidiary received compensation totaling approximately $6,465,000 for releases, licenses, covenants and all other rights granted under the Third Quarter License Agreements. Pursuant to a retention agreement with its legal firm, the Corporation’s subsidiary paid approximately $2,687,383 in legal fees for the firm’s services in connection with the Third Quarter License Agreements.

9.	Commitments and contingencies (continued)

Given the number and size of the defendants in the Patent Litigation, during the three months ended December 31, 2010, the subsidiary of the Corporation that is the plaintiff in the Patent Litigation filed a motion to separate the defendants in the Patent Litigation into groups for the purpose of holding separate trials so that each trial can be conducted in a feasible and judicious manner.  In January 2011, the Court in the Patent Litigation issued a trial order that: (i) defendants Citibank, HSBC Bank USA N.A. and PayPal be grouped together for a trial to begin on March 8, 2011 (the “Phase I trial”); (ii) defendants JPMorgan, Wells Fargo and Wachovia be grouped together for a trial to begin on October 4, 2011 (the “Phase II trial”) and (iii) defendants Capital One, Northern Trust and Deutsche Bank be grouped together for another trial also to begin on October 4, 2011 (the “Phase III trial”).  In addition, to enable the Court and the parties to the Phase I trial to better focus on the issues pertinent to the Phase I trial, the Court also ordered that pre-trial proceedings be stayed until further notice as to all defendants in the Phase II and Phase III trials.

During the three months ended September 30, 2010, a subsidiary of the Corporation entered into a Settlement and License Agreement with Union Bank N.A. (“Union Bank”) and M&T Bank Corporation, M&T Bank and M&T Bank N.A. (collectively, “M&T”) (collectively, the “Second Quarter License Agreements”), both defendants in the Patent Litigation.  The Corporation’s subsidiary sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The Second Quarter License Agreements provide Union Bank and M&T each with a fully paid-up license to certain patents of the Corporation’s subsidiary for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the Second Quarter License Agreements, the Corporation’s subsidiary received compensation totaling approximately $1,895,000, for releases, licenses, covenants and all other rights granted under the Second Quarter License Agreements.    Pursuant to a retention agreement with its legal firm, the Corporation’s subsidiary paid approximately $593,000 in legal fees for the firm’s services in connection with the Second Quarter License Agreements.

During the three months ended June 30, 2010, a subsidiary of the Corporation entered into a Settlement and License Agreement with PNC Bank N.A. (“PNC”) (the “First Quarter License Agreement”), one of the defendants in the Patent Litigation.  The Corporation’s subsidiary sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The First Quarter License Agreement provided PNC with a fully paid-up license to certain patents of the Corporation’s subsidiary for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the First Quarter License Agreement, PNC paid the Corporation’s subsidiary compensation in the amount of approximately $1,375,000 for releases, licenses, covenants and all other rights granted under the First Quarter License Agreement.   Pursuant to a retention agreement with its legal firm, the Corporation’s subsidiary paid approximately $379,944 in legal fees for the firm’s services in connection with the First Quarter License Agreement.

Each of the license agreements described above contain a number of elements for which revenue has been recognized in these consolidated financial statements under the guidance of EIC-175, which does not differ materially from the application required under the FASB issued authoritative guidance on revenue arrangements with multiple deliverables.  Total consideration received under the license agreements has been allocated to each of the following deliverables using the relative selling price method:

•	Licenses – the Corporation has issued a license for the use of existing patents. This revenue has been recognized in the period in which the settlement and license agreement occurred.
•
Release from litigation – the Corporation has agreed to release BNYM, First National, Regions, Fifth Third, M&I, Union Bank, M&T and PNC from any claims or causes of action for patent infringement as of the effective date of the applicable license agreement.  This revenue has been recognized in the period in which the settlement and license agreement occurred.

•
Covenant-not-to-sue provision – the Corporation has agreed to a covenant-not-to-sue provision for infringement of any existing patents as of the effective date of the license agreements. This revenue has been recognized in the period in which the settlement and license agreement occurred.

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

9.	Commitments and contingencies (continued)

The dismissals of the Citibank Suit and the JP Morgan Suit were reached without the Corporation or its subsidiaries incurring any liability to the other parties to the suits, and all parties will bear their own costs of litigation arising out of such suits.  In addition, the dismissals of the Citibank Suit and the JP Morgan Suit do not affect the Patent Litigation.

On July 29, 2010, in response to a request for inter-partes reexamination submitted by four of the defendants in the Patent Litigation, the United States Patent and Trademark Office (“USPTO”) posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims are now subject to reexamination and have been rejected.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  All 16 of the patent claims that were rejected and are now subject to re-examination are claims that the Corporation’s subsidiary asserted and seeks to enforce in the Patent Litigation.  During the three months ended September 30, 2010, the Corporation’s subsidiary filed a response to this non-final office action with the USPTO and then the Third Party requester filed a response with the USPTO to the response of the Corporation’s subsidiary.  The Examiner is considering the filings and is expected to issue an “Action Closing Prosecution” in due course.  The Action Closing Prosecution is not final and may be appealed by either party.  The Corporation’s subsidiary may respond to the Action Closing Prosecution and if it does so, the Third Party Requester may again file comments.  A “Right of Appeal Notice” typically follows.  The “Right of Appeal Notice” is a final but appealable office action.  From there, either party may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”).  The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

During the fiscal year ended March 31, 2007, a subsidiary of the Corporation received notification that it had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including the subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.    During the fiscal year ended March 31, 2009, the complaint was dismissed with prejudice. Also during the fiscal year ended March 31, 2009, the plaintiffs appealed this decision.  On November 4, 2009 oral arguments were heard by the Fifth Circuit of appeals and on July 14, 2010, the Fifth Circuit of appeals affirmed the dismissal of the complaint. During the three months ended December 31, 2010, the plaintiffs filed a writ of certiorari with the Supreme Court of the United States appealing the dismissal of the complaint.  In January 2011, the Corporation received notice that the Supreme Court had denied the writ of certiorari, which means that the decisions of the lower courts resolving the lawsuit in the Corporation’s favor have become final.

During the three months ended December 31, 2010, the Canadian Revenue Agency (“CRA”) verbally requested certain documentation relating to the sale of Beanstream to the Corporation in 2007 and the tax treatment of the sale with respect to the former shareholders of Beanstream. The Corporation has provided the CRA with all requested documentation. The ultimate outcome of this request is indeterminable at this time.

10.	Subsequent event

In January 2011, a subsidiary of the Corporation entered into a Settlement and License Agreement with Texas Heritage National Bank (“Heritage”), PlainsCapital Bank (“PlainsCapital”) and First Bank (“First”) (collectively, the “Subsequent License Agreements”), all defendants in the patent infringement lawsuit originally filed on June 4, 2009 in the U.S. District Court for the Eastern District of Texas (the “Second Patent Litigation”) against six defendants in the United States alleging that the defendants infringe the 40,220 Patent.  The Corporation’s subsidiary sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The Subsequent License Agreements provide Heritage, PlainsCapital and First each with a fully paid-up license to certain patents of the Corporation’s subsidiary for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.   In connection with the Subsequent License Agreements, the Corporation’s subsidiary received compensation totaling approximately $63,500 for releases, licenses, covenants and all other rights granted under the Subsequent License Agreements.  The claims of patent infringement against the remaining defendants in the Second Patent Litigation were dismissed without prejudice on January 26, 2011.

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

Financial information for each reportable segment for the three and nine months ended December 31, 2010 and 2009 was as follows:

11.	Industry and geographic segments (continued)

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2010	Canada	U.S.	U.S.	Items		Total

Total revenue	$3,496,860	$6,909,964	$653,206	$-		$11,060,030
Revenue: major customers	564,186	5,150,000	371,442	-		6,085,628
Cost of revenue	1,966,893	2,622,012	410,228	18,773	1	5,017,906
General and administrative	260,658	233,623	98,702	586,403	2	1,179,386
Sales and marketing	170,469	-	4,506	16,779	1	191,754
Product development and enhancement	122,420	-	-	14,891	1	137,311
Amortization	15,566	41,857	11,003	127,732	3	196,158
Income (losses) from operations before income taxes	874,429	4,016,744	131,302	(771,082	)4	4,251,393

Three Months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2009	Canada	U.S.	U.S.	Items		Total

Total revenue	$2,674,557	$1,534,333	$533,678	$-		$4,742,568
Revenue: major customers	574,690	1,382,669	278,368	-		2,235,727
Cost of revenue	1,488,974	446,637	356,735	37,464	1	2,329,810
General and administrative	258,457	(30,315)	136,969	694,054	2	1,059,165
Sales and marketing	97,323	-	5,393	765	1	103,481
Product development and enhancement	110,526	-	-	12,233	1	122,759
Amortization	15,628	41,857	13,657	129,204	3	200,346
Income (losses) from operations before income taxes	659,262	1,076,596	19,881	(814,365	)4	941,374

Nine months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2010	Canada	U.S.	U.S.	Items		Total

Total revenue	$9,167,458	$11,077,848	$1,764,894	$-		$22,010,200
Revenue: major customers	1,717,278	7,725,000	1,000,574	-		10,442,852
Cost of revenue	5,405,888	4,044,231	1,207,248	101,460	1	10,758,827
General and administrative	730,324	249,906	425,214	1,941,030	2	3,346,474
Sales and marketing	406,686	-	13,902	32,589	1	453,177
Product development and enhancement	364,723	-	-	46,165	1	410,888
Amortization	48,357	125,571	36,683	384,168	3	594,779
Income (losses) from operations before income taxes	2,146,153	6,667,414	80,692	(2,525,796	)4	6,368,463

Nine months Ended	TPP	IPL	CP/SL	Reconciling		Consolidated
December 31, 2009	Canada	U.S.	U.S.	Items		Total

Total revenue	$7,060,499	$2,428,351	$1,740,923	$-		$11,229,773
Revenue: major customers	1,736,013	1,993,781	959,475	-		4,689,269
Cost of revenue	4,032,550	447,477	1,078,970	111,579	1	5,670,576
General and administrative	629,149	9,579	361,600	2,083,301	2	3,083,629
Sales and marketing	277,855	-	15,952	2,277	1	296,084
Product development and enhancement	306,151	-	-	36,434	1	342,585
Amortization	42,761	125,820	40,658	387,691	3	596,930
Gain on sale of assets	-	-	(1,656)	(2,174	)5	(3,830)
Income (losses) from operations before income taxes	1,570,111	1,846,769	245,261	(2,360,814	)4	1,301,327

1	Represents stock-based compensation expense.
2	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents earnings (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Represents gain on sale of assets included in the unallocated corporate or centralized marketing general and administrative expenses.

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

TPP Segment

Our TPP operations involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 9,400 customers primarily in Canada.

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

Results of Operations

Three months ended December 31, 2010 compared to three months ended December 31, 2009

Revenue

Total revenue for the three months ended December 31, 2010 was approximately $11,060,000, an increase of approximately $6,317,000 or approximately 133.2% from total revenue of approximately $4,743,000 for the three months ended December 31, 2009.  This increase is primarily attributable to an increase in IPL revenues for the period of approximately $5,376,000 and partially attributable to an increase in TPP revenues of approximately $822,000.

During the three months ended December 31, 2010, we earned revenue from two licensees amounting to approximately 46.6% of total revenue as compared to NIL for the three months ended December 31, 2009.  Revenue from these two licensees is non-recurring.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, transaction fees and software customization fees.  TPP segment revenue for the three months ended December 31, 2010 was approximately $3,497,000, an increase of approximately $822,000 or approximately 30.7% from TPP segment revenue of approximately $2,675,000 for the three months ended December 31, 2009. TPP segment revenue originating in Canadian dollars was approximately $3,541,000CAD for the three months ended December 31, 2010 compared to approximately $2,827,000CAD for the three months ended December 31, 2009, an increase of approximately $714,000CAD or approximately 25.3%. The increase in TPP segment revenue was primarily attributable to an increase in our merchant base of approximately 18.7%. Transaction fees for the three months ended December 31, 2010 were approximately $2,763,000 compared to approximately $2,042,000 for the three months ended December 31, 2009, an increase of approximately $721,000 or approximately 35.3%. The amortized portion of one-time set-up fees recognized was approximately $46,000 for the three months ended December 31, 2010 compared to approximately $46,000 for the three months ended December 31, 2009.  Monthly gateway fees for the three months ended December 31, 2010 were approximately $402,000 compared to approximately $318,000 for the three months ended December 31, 2009, an increase of approximately $84,000 or approximately 26.4%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $5,376,000 or approximately 350.5%, from approximately $1,534,000 for the three months ended December 31, 2009 to approximately $6,910,000 for the three months ended December 31, 2010. The increase in revenue from licensing our patented intellectual property was primarily attributable to the non-recurring licensing revenue recognized of approximately $6,465,000 from the Third Quarter License Agreements we entered into with five of the defendants in the Patent Litigation during the three months ended December 31, 2010.

CP/SL Segment

CP/SL segment revenue for the three months ended December 31, 2010 was approximately $653,000, an increase of approximately $119,000 or approximately 22.3% from CP/SL segment revenue of approximately $534,000 for the three months ended December 31, 2009. The increase in CP/SL segment revenue was primarily attributable to an increase in revenue from our secondary check collections business.

Revenue from our primary check collections business increased approximately 5.8% from approximately $86,000 for the three months ended December 31, 2009 to approximately $91,000 for the three months ended December 31, 2010. Revenue from our secondary check collections business increased approximately 24.8% from approximately $420,000 for the three months ended December 31, 2009 to approximately $524,000 for the three months ended December 31, 2010. The increase in our secondary check collections business was primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and IPL operating segments and partially of costs incurred by the CP/SL operating segment.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation. IPL segment costs of revenue are primarily legal retention fees and disbursement costs incurred in generating licensing revenue.

Cost of revenue increased from approximately $2,330,000 for the three months ended December 31, 2009, to approximately $5,018,000 for the three months ended December 31, 2010, an increase of approximately $2,688,000 or approximately 115.4%. The increase was primarily attributable to an increase in our IPL segment cost of revenue of approximately $2,175,000 from approximately $447,000 for the three months ended December 31, 2009 to approximately $2,622,000 for the three months ended December 31, 2010 and partially attributable to an increase in our TPP segment cost of revenue of approximately $478,000 or approximately 32.1% from approximately $1,489,000 for the three months ended December 31, 2009 to approximately $1,967,000 for the three months ended December 31, 2010. The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the Third Quarter License Agreements with five of the defendants in the Patent Litigation during the three months ended December 31, 2010. The increase in TPP segment cost of revenue was primarily attributable to an increase in our transaction processing of approximately 29.7% which coincides with increases in transaction processing revenue for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

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

General and administrative expenses increased to approximately $1,179,000 from approximately $1,059,000 for the three months ended December 31, 2010 and 2009, respectively, an increase of approximately $120,000 or approximately 11.3%. The increase in general and administrative expenses are primarily attributable to IPL segment legal costs of approximately $199,000 for the three months ended December 31, 2010, primarily attributable to the request for inter-partes reexamination submitted by four of the defendants in the Patent Litigation during the first quarter of our current fiscal year.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expenses increased to approximately $192,000 from approximately $103,000 for the three months ended December 31, 2010 and 2009, respectively, an increase of approximately 86.4%. The increase is primarily attributable to an increase of approximately $73,000 in TPP segment sales and marketing expenses from approximately $97,000 for the three months ended December 31, 2009 to approximately $170,000 for the three months ended December 31, 2010.  The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $54,000, resulting from an increase in staffing levels.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improving and enhancing of the existing product and service lines.

Product development and enhancement expenses were approximately $137,000 for the three months ended December 31, 2010 as compared to $123,000 for the three months ended December 31, 2009. This increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $11,000 or approximately 9.9% from approximately $111,000 for the three months ended December 31, 2009 to approximately $122,000 for the three months ended December 31, 2010.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Amortization

Amortization of property and equipment was approximately $31,000 for the three months ended December 31, 2010 as compared to approximately $35,000 for the three months ended December 31, 2009, a decrease of approximately $4,000 or approximately 11.4%. Amortization of intangible assets was approximately $166,000 for the three months ended December 31, 2010 and 2009.

Interest income

Interest income increased to approximately $17,000 from approximately $4,000 for the three months ended December 31, 2010 and 2009, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments.

Income tax expense (recovery)

Income tax expense (recovery) consists of current income tax expense of approximately $1,281,000 for the three months ended December 31, 2010 compared to recovery of current income taxes of approximately $324,000 for the three months ended December 31, 2009, an increase of current income tax expense of approximately $1,605,000. The increase in current income tax expense was primarily attributable to the increase in taxable income attributable to entering into the Third Quarter License Agreements with five of the defendants in the Patent Litigation during the three months ended December 31, 2010. Future income tax expense was approximately $851,000 for the three months ended December 31, 2010 compared to $1,662,000 for the three months ended December, 31, 2009, a decrease in future income tax expense of approximately $811,000. The decrease in future income tax expense was primarily attributable to a smaller reduction in the future tax asset value as at December 31, 2010 as compared to December 31, 2009.

Net income (loss)

Net income increased by approximately $2,515,000 from a net loss of approximately $396,000 for the three months ended December 31, 2009 to net income of approximately $2,119,000 for the three months ended December 31, 2010.

Basic and diluted earnings per share were both approximately $0.08 for the three months ended December 31, 2010, as compared to basic and diluted loss per share of approximately $0.02 for the three months ended December 31, 2009.

Results of Operations

Nine months ended December 31, 2010 compared to nine months ended December 31, 2009

Revenue

Total revenue for the nine months ended December 31, 2010 was approximately $22,010,000, an increase of approximately $10,780,000 or approximately 96% from total revenue of approximately $11,230,000 for the nine months ended December 31, 2009.  This increase is primarily attributable to an increase in IPL revenues for the period of approximately $8,650,000 and partially attributable to an increase in TPP revenues of approximately $2,107,000.

During the nine months ended December 31, 2010, we earned revenue from a licensee amounting to approximately 17.7% of total revenue as compared to NIL for the nine months ended December 31, 2009.  Revenue from this licensee is non-recurring.

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, transaction fees and software customization fees. TPP segment revenue for the nine months ended December 31, 2010 was approximately $9,167,000 as compared to TPP segment revenue of approximately $7,060,000 for the nine months ended December 31, 2009, an increase of approximately $2,107,000 or approximately 29.8%. The increase in TPP segment revenue was primarily attributable to an increase in transaction fees resulting from an increase in our merchant base and partially attributable to a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 7% from the prior fiscal nine month period. Since a significant amount of our TPP segment originates in Canadian dollars, the conversion of this revenue to U.S. dollars was at an increased exchange rate when compared to the prior fiscal nine month period conversion. TPP segment revenue originating in Canadian dollars was approximately $9,404,000CAD for the nine months ended December 31, 2010 compared to $7,789,000CAD for the nine months ended December 31, 2009, an increase of approximately $1,615,000CAD or approximately 20.7%. Transaction fees for the nine months ended December 31, 2010 were approximately $7,402,000 compared to transaction fees of approximately $5,638,000 for the nine months ended December 31, 2009, an increase of approximately $1,764,000 or approximately 31.3%.  The amortized portion of one-time set-up fees recognized was approximately $145,000 for the nine months ended December 31, 2010 compared to one-time set-up fees for the nine months ended December 31, 2009 of approximately $121,000, an increase of approximately $24,000 or approximately 19.8%.    Monthly gateway fees for the nine months ended December 31, 2010 were approximately $1,145,000 compared to monthly gateway fees for the nine months ended December 31, 2009 of approximately $874,000, an increase of approximately $271,000 or approximately 31%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $8,650,000 or approximately 356.3%, from approximately $2,428,000 for the nine months ended December 31, 2009 to approximately $11,078,000 for the nine months ended December 31, 2010.  The increase in revenue from licensing our patented intellectual property was primarily attributable to the non-recurring licensing revenue recognized of approximately $9,735,000 from the License Agreements we entered into with eight of the defendants in the Patent Litigation during the nine months ended December 31, 2010.

CP/SL Segment

CP/SL segment revenue for the nine months ended December 31, 2010 was approximately $1,765,000, an increase of approximately $24,000 or approximately 1.4% from CP/SL segment revenue of approximately $1,741,000 for the nine months ended December 31, 2009.

Revenue from our primary check collections business decreased approximately $52,000 or approximately 17.3% from approximately $301,000 for the nine months ended December 31, 2009 to approximately $249,000 for the nine months ended December 31, 2010. Revenue from our secondary check collections business increased approximately $83,000 or approximately 6.1% from approximately $1,356,000 for the nine months ended December 31, 2009 to approximately $1,439,000 for the nine months ended December 31, 2010.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and IPL operating segments.  TPP segment costs are incurred in the delivery of e-commerce transaction services, customer service support and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation. IPL segment costs of revenue are primarily legal retention fees and legal disbursement costs incurred in generating licensing revenue.

Cost of revenue increased from approximately $5,671,000 for the nine months ended December 31, 2009, to approximately $10,759,000 for the nine months ended December 31, 2010, an increase of approximately $5,088,000 or approximately 89.7%. This increase was primarily attributable to an increase in our IPL segment cost of revenue of approximately $3,597,000 from approximately $447,000 for the nine months ended December 31, 2009 to approximately $4,044,000 for the nine months ended December 31, 2010. The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the License Agreements with eight of the defendants in the Patent Litigation during the nine months ended December 31, 2010. TPP segment cost of revenue of increased approximately $1,373,000 or approximately 34%, from approximately $4,033,000 for the nine months ended December 31, 2009 to approximately $5,406,000 for the nine months ended December 31, 2010.   The increase in TPP segment cost of revenue was primarily attributable to an increase in transaction costs of approximately 36.3% consistent with the increase in transaction fee revenue and partially attributable to a strengthening Canadian dollar in relation to the U.S. dollar which increased approximately 7% from the prior nine month period. Since a significant amount of our TPP segment cost of revenue originates in Canadian dollars, the conversion of these costs to U.S. dollars was at an increased exchange rate when compared to the prior fiscal nine month period conversion. TPP segment costs of revenue originating in Canadian dollars was approximately $5,547,000CAD for the nine months ended December 31, 2010 compared to $4,448,000CAD for the nine months ended December 31, 2009, an increase of approximately $1,099,000CAD or approximately 24.7%.  CP/SL segment cost of revenue was approximately $1,207,000 for the nine months ended December 31, 2010 as compared to approximately $1,079,000 for the nine months ended December 31, 2009, an increase in CP/SL segment cost of revenue of approximately $128,000 or approximately 11.9%.

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

General and administrative expenses increased to approximately $3,346,000 from approximately $3,084,000 for the nine months ended December 31, 2010 and 2009, respectively, an increase of approximately $262,000 or approximately 8.5%. Included in general and administrative expenses for the nine months ended December 31, 2010 are TPP segment expenses of approximately $730,000 as compared to approximately $629,000 for the nine months ended December 31, 2009, an increase of approximately $101,000 or approximately 16.1%.  CP/SL segment expenses increased to approximately $425,000 from approximately $362,000 for the nine months ended December 31, 2010 and 2009, respectively, an increase of approximately $63,000 or approximately 17.4%.The increase in the TPP and CP/SL segment general and administrative expenses is primarily attributable to an increase of approximately $71,000 in legal fees primarily pertaining to the two patent infringement complaints filed against our subsidiaries, LML Payment Systems Corp. and Beanstream Internet Commerce Inc. in April, 2009. Also included in general and administrative expenses are stock-based compensation expenses of approximately $692,000 for the nine months ended December 31, 2010 compared to approximately $781,000 for the nine months ended December 31, 2009, a decrease of approximately $89,000 or approximately 11.4%.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expenses increased to approximately $453,000 from approximately $296,000 for the nine months ended December 31, 2010 and 2009, respectively, an increase of approximately $157,000 or approximately 53%. The increase is primarily attributable to an increase in our TPP segment sales and marketing expenses of approximately $129,000 from approximately $278,000 for the nine months ended December 31, 2009 to approximately $407,000 for the nine months ended December 31, 2010.  The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $111,000, resulting from an increase in staffing levels.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improving and enhancing of the existing product and service lines.

Product development and enhancement expenses were approximately $411,000 for the nine months ended December 31, 2010 as compared to approximately $343,000 for the nine months ended December 31, 2009. The increase is primarily attributable to an increase in our TPP segment product development and enhancement expenses of approximately $59,000 or approximately 19.3%, from approximately $306,000 for the nine months ended December 31, 2009 to approximately $365,000 for the nine months ended December 31, 2010.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009.

Amortization

Amortization of property and equipment was approximately $98,000 for the nine months ended December 31, 2010 as compared to approximately $100,000 for the nine months ended December 31, 2009, a decrease of approximately $2,000 or approximately 2%. Amortization of intangible assets was approximately $497,000 for the nine months ended December 31, 2010 and 2009.

Interest income

Interest income increased to approximately $29,000 from approximately $21,000 for the nine months ended December 31, 2010 and 2009, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments.

Interest expense

Interest expense decreased to approximately nil from approximately $48,000 for the nine months ended December 31, 2010 and 2009, respectively. The decrease was primarily attributable to the payment of the final installment of approximately $2,321,000 on the promissory notes relating to the acquisition of Beanstream, which was made in the first quarter of fiscal 2010.

Income tax expense (recovery)

Income tax expense (recovery) consists of current income tax expense of approximately $984,000 for the nine months ended December 31, 2010 compared to recovery of current income taxes of approximately $324,000 for the nine months ended December 31, 2009, an increase of current income tax expense of approximately $1,308,000. The increase in current income tax expense was primarily attributable to the increase in taxable income attributable to the license agreements we entered into with eight of the defendants in the Patent Litigation during the nine months ended December 31, 2010. Future income tax expense was approximately $2,366,000 for the nine months ended December 31, 2010 compared to approximately $1,566,000 for the nine months ended December 31, 2009, an increase in future income tax expense of approximately $800,000. The increase in future income tax expense was primarily attributable to a decrease in future income tax assets during the nine months December 31, 2010 resulting from the utilization of prior years’ tax losses against current period taxable income.

Net income

Net income increased approximately $2,960,000 from net income of approximately $59,000 for the nine months ended December 31, 2009 to approximately $3,019,000 for the nine months ended December 31, 2010.

Basic and diluted earnings per share were both approximately $0.11 for the nine months ended December 31, 2010, as compared to approximately $0.00 for the nine months ended December 31, 2009.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $10,979,000 in working capital as of December 31, 2010 compared to approximately $5,601,000 in working capital as of March 31, 2010, an increase of approximately $5,378,000. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of approximately $5,847,000 resulting primarily from compensation received from license agreements entered into during the nine months ended December 31, 2010.  Cash provided by operating activities was approximately $6,612,000 for the nine months ended December 31, 2010, as compared to cash provided by operating activities of approximately $175,000 for the nine months ended December 31, 2009, an increase in cash generated by operating activities of approximately $6,437,000. The increase in cash provided by operating activities was primarily attributable to an increase in cash received from license agreements of approximately $5,847,000 for the nine months ended December 31, 2010.  Cash used in investing activities was approximately $45,000 for the nine months ended December 31, 2010 as compared to approximately $86,000 for the nine months ended December 31, 2009, a decrease in cash used in investing activities of approximately $41,000. The decrease in cash used in investing activities was primarily attributable to a decrease in acquisition of property and equipment of approximately $45,000 for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009.  Cash provided by financing activities was approximately $59,000 for the nine months ended December 31, 2010 as compared to cash used in financing activities of approximately $2,462,000 for the nine months ended December 31, 2009, a decrease in cash used in financing activities of approximately $2,521,000. The decrease in cash used in financing activities was primarily due to the difference in the payments on the promissory notes relating to the acquisition of Beanstream.  During the nine months ended December 31, 2009 we made the second and final payment of approximately $2,321,000 on the promissory notes.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of December 31, 2010, the Corporation’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

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

Detailed analysis and design phase:

We are currently working on the second phase of our conversion plan which entails a detailed analysis of all relevant accounting differences between IFRS and existing Canadian GAAP, as identified in the initial scoping and diagnostic phase, which will be impacted by the conversion to IFRS.  The analysis includes a review of the changes required to the current accounting policies as well as any policy alternatives.  The implications of these changes on business processes, information systems and internal control over financial reporting are also analyzed.  We are also in the process of preparing draft financial statements and related note disclosure in accordance with IAS 1 – “Presentation of Financial Statements”.  Training is being provided on a continuous basis to key employees.  To date, we have completed a portion of the detailed analysis of the significant areas and we expect to complete the balance by the end of fiscal 2011.

Implementation phase:

The final phase of our IFRS changeover plan will entail the implementation of the changes identified in the second phase as well as the approval of IFRS financial statements.  Training will continue to be provided on a ongoing basis to key employees.  The final phase will be completed during the fourth quarters of fiscal 2011.

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

•
IFRS 2 “Share-based payments.”   Canadian GAAP allows the preparer to choose from two methods namely, (a) treating all options granted at a particular date and with the same terms and conditions as one pool (pooling method) and (b) treating options with different vesting dates as different grants (vesting method).  The cost of such methods is calculated according to Black-Scholes for both methods.  For the pooling method, the total expense is amortized on a straight line basis over the longest vesting period of all of the options in the pool resulting in equal charges to income over the period.  The vesting method looks at each vesting tranche and the expense associated with that particular vesting tranche and amortizes that in a straight line.  This second method front-end loads the expense.  Although available under Canadian GAAP, this method is rarely used.  Under IFRS, the vesting method is the only method that may be used.

•
Income taxes – Under Canadian GAAP, if additional deferred tax assets that were not recognized at the date of acquisition are realized subsequently, then the adjustment is recognized first against goodwill, then against intangible assets, before any adjustment is recognized as a tax recovery in profit or loss. Under IFRS, such adjustment is recognized directly in profit or loss. The recognition of deferred income taxes for temporary differences arising from intercompany transfer of property is prohibited under Canadian GAAP while there are no similar exceptions under IFRS. Other significant differences may impact the Corporation such as accounting for uncertain tax positions, backwards tracing, and differences relating to presentation and disclosure.

Based on our analysis to date, we expect our financial statement disclosure to be enhanced; however, we do not expect to have significant quantitative differences on transition with the potential exception of stock-based compensation.

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

Contingencies

See Note 9. Commitments and Contingencies and Note 10. Subsequent event, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2010 until December 31, 2010, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 24, 2010 (file no. 000-13959).

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

Based on their evaluation our CEO and CAO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

During the three months ended December 31, 2010, LML Patent Corp., our indirect, wholly-owned subsidiary, entered into a Settlement and License Agreement with each of the Bank of New York Mellon (“BNYM”), First National Bank of Omaha and First National Merchant Solutions LLC (collectively, “First National”), Regions Bank (“Regions”), Fifth Third Bank (“Fifth Third”), and Marshall and Ilsley Bank (“M&I”) (collectively, the “Third Quarter License Agreements”), all defendants in the patent infringement lawsuit originally filed on November 19, 2008 in the U.S. District Court for the Eastern District of Texas (the “Patent Litigation”) against nineteen defendants in the United States alleging that the defendants infringe U.S. Patent No. RE40,220, which is held by the subsidiary (the “40,220 Patent”).   LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The Third Quarter License Agreements provided each of BNYM, First National, Regions, Fifth Third and M&I with a fully paid-up license to certain of LML Patent Corp.’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the Third Quarter License Agreements, LML Patent Corp. received compensation totaling $6,465,000 for releases, licenses, covenants and all other rights granted under the Third Quarter License Agreements. Pursuant to a retention agreement with its legal firm, LML Patent Corp. paid approximately $2,687,383 in legal fees for the firm’s services in connection with the Third Quarter License Agreements.

Given the number and size of the defendants in the Patent Litigation, during the three months ended December 31, 2010, LML Patent Corp., the plaintiff in the Patent Litigation, filed a motion to separate the defendants in the Patent Litigation into groups for the purpose of holding separate trials so that each trial can be conducted in a feasible and judicious manner.  In January 2011, the Court in the Patent Litigation issued a trial order that: (i) defendants Citibank, HSBC Bank USA N.A. and PayPal be grouped together for a trial to begin on March 8, 2011 (the “Phase I trial”); (ii) defendants JPMorgan, Wells Fargo and Wachovia be grouped together for a trial to begin on October 4, 2011 (the “Phase II trial”) and (iii) defendants Capital One, Northern Trust and Deutsche Bank be grouped together for another  trial also to begin on October 4, 2011 (the “Phase III trial”).  In addition, to enable the Court and the parties to the Phase I trial to better focus on the issues pertinent to the Phase I trial, the Court also ordered that pre-trial proceedings be stayed until further notice as to all defendants in the Phase II and Phase III trials.

On July 29, 2010, in response to a request for inter-partes reexamination submitted by four of the defendants in the Patent Litigation, the United States Patent and Trademark Office (“USPTO”) posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims are now subject to reexamination and have been rejected.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  All 16 of the patent claims that were rejected and are now subject to re-examination are claims that the Corporation’s subsidiary asserted and seeks to enforce in the Patent Litigation.  During the three months ended December 31, 2010, we filed a response to this non-final office action with the USPTO and then the Third Party requester filed a response to our response with the USPTO.  The Examiner is considering the filings and is expected to issue an “Action Closing Prosecution” in due course.  The Action Closing Prosecution is not final and may be appealed by either party.  We may respond to the Action Closing Prosecution and if we do so, the Third Party Requester may again file comments.  A “Right of Appeal Notice” typically follows.  The “Right of Appeal Notice” is a final but appealable office action.  From there, either party may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”). The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

In January 2011, LML Patent Corp. entered into a Settlement and License Agreement with each of Texas Heritage National Bank (“Heritage”), PlainsCapital Bank (“PlainsCapital”) and First Bank (“First”) (collectively, the “Subsequent License Agreements”), all defendants in the patent infringement lawsuit originally filed on June 4, 2009 in the U.S. District Court for the Eastern District of Texas (the “Second Patent Litigation”) against six defendants in the United States alleging that the defendants infringe the 40,220 Patent.  LML Patent Corp. sought damages, injunctive and other relief for the alleged infringement of the 40,220 Patent. The Subsequent License Agreements provide Heritage, PlainsCapital and First each with a fully paid-up license to certain of LML Patent Corp.’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the Subsequent License Agreements, LML Patent Corp. received compensation totaling $63,500 for releases, licenses, covenants and all other rights granted under the Subsequent License Agreements.  The claims for patent infringement against the remaining defendants in the Second Patent Litigation were dismissed without prejudice on January 26, 2011.

During the fiscal year ended March 31, 2007, we received notification that we had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including a subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.  During the fiscal year ended March 31, 2009, the complaint was dismissed with prejudice. Also during the fiscal year ended March 31, 2009, the plaintiffs appealed this decision.  On November 4, 2009 oral arguments were heard by the Fifth Circuit of appeals and on July 14, 2010, the Fifth Circuit of appeals affirmed the dismissal of the complaint. During the three months ended December 31, 2010, the plaintiffs filed a writ of certiorari with the Supreme Court of the United States appealing the dismissal of the complaint. In January 2011, we received notice that the Supreme Court had denied the writ of certiorari, which means that the decisions of the lower courts resolving the lawsuit in our favor have become final.

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

ITEM 6.	EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2006 of LML (File No. 000-13959)).

3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 000-13959)).

10.1*	Settlement and License Agreement between LML Patent Corp. and Regions Bank dated November 12, 2010.

10.2*	Settlement and License Agreement between LML Patent Corp. and Marshall & Ilsley dated November 12, 2010.

10.3*	Settlement and License Agreement between LML Patent Corp. and Fifth Third Bank dated November 10, 2010.

10.4
Settlement and License Agreement between LML Patent Corp. and The Bank of New York Mellon  dated October 4, 2010 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010 of LML (File No. 000-13959)).

10.5
Settlement and License Agreement between LML Patent Corp. and First National Bank of Omaha and First National Merchant Solutions LLC dated October 4, 2010 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010 of LML (File No. 000-13959)).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*filed with this Quarterly Report on Form 10-Q

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

February 11, 2011