Form 10-K
period 2011-03-31
LML PAYMENT SYSTEMS INC
filed 2011-06-16
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ________

Commission File Number: 0-13959

LML PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Yukon Territory	###-##-####
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1680-1140 West Pender Street Vancouver, British Columbia Canada	V6E 4G1
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (604) 689-4440

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]   No [X]

As of September 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant held by non-affiliates based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ Capital Market was approximately $25.7 million.

As of June 1, 2011, the Registrant had 28,142,184 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the Registrant’s fiscal year ended March 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.
2011 FORM 10-K ANNUAL REPORT

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

Overview

We are a leading provider of payment processing solutions including electronic payment processing, risk management and authentication services, primarily to businesses and organizations that use the Internet to receive or send payments.

We link merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  We have partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable our customers to safely and reliably conduct e-Commerce.  We provide our electronic payment, authentication and risk management services to over 10,000 businesses and organizations in Canada and the United States.

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

On June 30, 2007, we acquired Beanstream Internet Commerce Inc., a leading provider of Internet-based electronic payment, risk management and authentication services to businesses and organizations in Canada and the United States.  We believe the acquisition was complementary to our existing payment processing business.  The transaction was cash, stock and debt transaction valued at approximately $24,100,000 including the value of earn-out shares issued since the closing date of the acquisition.

We operate three separate lines of business: transaction payment processing, intellectual property licensing and check processing. Our transaction payment processing services consist predominantly of Internet-based services, while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  Except for non-recurring revenue, since the completion of our 2007 acquisition of Beanstream (which had a strong Internet-based product and service offering), our transaction payment processing services have become (and are expected to be for the foreseeable future) our principal line of business, while our other lines of business (including the electronic check processing services that we had previously relied on for a significant source of revenue) have become less important to our overall service offerings and less significant to the financial performance of our company. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Overview” and Note 15 to our Consolidated Financial Statements included in this report.

Our headquarters are located at Suite 1680, 1140 West Pender Street, Vancouver, British Columbia, Canada and we have office locations in Victoria, British Columbia, Canada and Wichita, Kansas and Marshall, Texas in the United States.

e-Commerce Market

Statistics from both the United States Department of Commerce and Statistics Canada give clear indications of the steady increase in the growth of e-Commerce in both the U.S. and Canada since 2001.

In September 2010, Statistics Canada released the results of the 2009 survey of Canadian e-Commerce: Shopping on the Internet, reporting a 19% increase in the value of goods and services Canadians purchased over the Internet between 2007 and 2009, growing from $12.8 billion in 2007 to $15.1 billion in 2009.  Statistics Canada also reported the number of Canadians aged 16 and over who used the Internet to place orders grew from 32% to 39%.  Moreover, the number of orders they placed increased from 70 million to over 95 million orders.

On February 17, 2011, the United States Department of Commerce reported that online retail sales in the United States grew by an estimated 14.8% to $165.1 billion in 2010 compared to 2009, while total retail sales increased by just 7.3% over the same period.  In addition, estimates released by the Department of Commerce on May 18, 2011 for the first quarter of 2011 show online retail sales increased 17.5% from the first quarter of 2010 while overall retail sales increased 8.6% in the same period.   It was also reported that online retail sales now comprise approximately 4.5% of total retail sales.

According to Forrester Research’s most recent five-year forecast of online retail sales, e-Commerce spending in the United States is still projected to grow at a compound annual growth rate of 10% to reach $250 billion in 2014.  Forrester Research also estimated that e-commerce will represent 8% of all retail sales in the U.S. by 2014.

We believe that the electronic payments and e-Commerce markets will continue to grow as more and more businesses decide to sell products or make payments electronically over the Internet.

Products and Services

Our transaction payment processing customers range in size from small, sole proprietorships to large corporations.  However, most of our transaction payment processing business comes from services we provide to small to medium size firms.  We support this market in three separate ways: first by providing services that can be integrated to a customer’s website or financial platform through software plug-ins and application programming interfaces (API’s); second, by providing hosted services where we can provide a turn-key e-Commerce website for a merchant; and third, by having our transaction payment processing services integrated directly into third party software solutions.  In each instance, our products and services are designed to provide this market segment with bundled payment, risk management, authentication, shopping cart products and reporting forms that allow our customers to sell goods and services and receive payment in an efficient and secure manner.

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

We provide solutions for e-merchants where we integrate our services to the website of the e-merchant and their shopping cart or application software provider, which allows e-merchants to accept credit card and debit card payments, electronic funds transfers (EFT) and ACH payments.  Our payment solutions have been integrated into many shopping cart and application service providers who integrate our payment services into their own products in order to provide their customers secure access to financial payment networks.  Our payment products support both Canadian and U.S. dollar settlement and are available in both French and English.

Our hosted solutions offered to customers include a connection between the merchant’s website and our host system that provides the merchant with a shopping cart with secure payment processing for credit cards and debit cards, electronic funds transfers (EFT) and ACH payments, a secure order management interface, multi-currency options, multiple shipping options and sophisticated reporting and reconciliation tools.  All required forms and images are hosted on our servers and are secured using secured socket layer (SSL) encryption.  We operate equipment in two separate data centers to provide greater reliability to our merchants and customers.

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

We obtain new business as a result of our relationships with channel partners and our own internal marketing efforts.  These channel partners can be payment processors, financial institutions, independent sales organizations or software application vendors who, in many cases, may provide a value-added service to our merchants.  We typically pay either a referral fee or commission or residual fee for each merchant referred to us by our channel partners.  We rely on the success of our more than 500 channel partners for new sales.

Customer Service

We staff our own bilingual (French and English) customer support center and provide direct inbound access to highly qualified and trained customer service representatives who are fully capable of handling technical and non-technical inquiries.  Our customer service desk is staffed by 12 people. Emergency support is available 24 hours a day, 7 days a week.

We view our customer service capabilities as a key competitive advantage in our market. Over 95% of our incoming calls are answered within 30 seconds by a live operator who in most cases can address a question immediately.

Competition

The market for our products and services is highly competitive and is characterized by rapidly changing technology, changing industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence. Our competitors include other payment gateways, merchant acquirers, payment processors, technology service providers, Internet commerce providers and financial institutions.  In Canada, our primary competition is Moneris and Paymentech. In the U.S. market we compete against other third party processors and gateways such as Cybersource, Authorize.net, and Verisign/Paypal.

We believe we compete on certain factors including:

•	Customer service
•	Features and functionality
•	Strategic partnerships and channel partners
•	Ease of product integration for customers
•	Broad range of certified connections to financial institutions and payment processors

We believe that we compete favorably with respect to these factors, however we believe that part of our success will be our ability to successfully market existing services.  We operate in a market that is rapidly changing and we may not be able to successfully compete against current or future competitors.  Many of our competitors have greater technical, financial and marketing resources than us and, as a result, may be able to respond more quickly to changes in technology, industry standards and merchant requirements or may be able to devote greater resources to product development and marketing than us.  There can be no assurance that our current services will not become obsolete or that we will have the financial, technical and marketing resources and support facilities to compete successfully in the future.  Our failure to compete favorably could materially and adversely affect our business, results of operations and financial condition.

Regulatory Matters

Various aspects of our business are either subject to or may be affected by current and future governmental and other regulations in many different jurisdictions.  The rules, regulations, policies and procedures affecting our business are constantly subject to change.  See Item 1A. “Risk Factors – We and our clients must comply with complex and changing laws and regulations.”

The products and services that we provide to clients are subject to privacy legislation (including the Gramm-Leach-Bliley Act and regulations thereunder and the Personal Information Protection and Electronic Documents Act in Canada) as well as provincial and state laws relating to our ability to collect, monitor and disseminate information subject to privacy protection.  In addition, certain of our services may be subject to the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, and certain of our services in Canada may be subject to federal legislation called the Proceeds of Crime and Terrorist Financing Act.

Certain check collection and electronic check re-presentment services that we provide in the U.S. are governed by the Federal Fair Debt Collection Practices Act and the Federal Fair Credit Reporting Act and other similar state laws.  Electronic check re-presentment transactions are subject to applicable National Automated Clearing House Association (“NACHA”) Operating Rules, and applicable Uniform Commercial Code statutes.  Our electronic check re-presentment transactions currently utilize the facilities of the Automated Clearing House Network and therefore are governed by and subject to NACHA Operating Rules and Regulation E.  We use commercially reasonable efforts to oversee compliance with the requirements of these acts and regulations.

Intellectual Property

Our Intellectual Property Licensing Operations ("IPL") involve licensing our intellectual property estate, which includes five U.S. patents describing electronic check processing methods.  When we provide clients licenses to our intellectual property estate, we typically earn revenue or other income from ongoing royalty fees and, in some cases, release fees for potential past infringement. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer this revenue and recognize the revenue ratably over the license term.  During the fiscal year ended March 31, 2011, we entered into 11 settlement and license agreements with respect to litigation we brought against multiple defendants in 2008 (see Item 3. – Legal Proceedings), all of which involved non-recurring, one-time payments for fully paid-up licenses.

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

We rely upon a combination of patent, trademark, copyright, trade secret law and contractual provisions to establish and protect our proprietary rights in our trademarks, software and inventions.  Our success will depend, in part, on our ability to protect and enforce intellectual property protection for the technology contained in our patents and trademarks.  To protect and maximize the value of our patent estate, we have in the past, and expect to in the future, filed patent litigation against third parties that we believe are infringing our patents.  In addition, we intend to continue to file additional patent applications to expand our intellectual property estate, seeking coverage of our developments in our business areas.  There can be no assurance that these protections will be adequate to deter misappropriation of our technologies or independent third-party development of similar technologies.

Although we do not believe that our technology, products or services infringe the patent rights of others, we have in the past been accused of infringing the patent rights of others.  There can be no assurance that infringement claims will not be made against us in the future or that the validity or enforceability of any patent issued to us will be sustained if judicially tested in a court of law or reexamined by the United States Patent and Trademark Office.  The cost of both prosecuting a claim of infringement against others and defending a patent infringement claim may be substantial and there can be no assurance that we will have the resources necessary to successfully prosecute or defend a patent infringement claim.  See “Item 3 – Legal Proceedings.”

Check Processing

Our Check Processing Operations ("CP") involve primary and secondary check collection including electronic check re-presentment (RCK).  Our check processing services involve return check management such as traditional and electronic recovery services to retail clients.  When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.  Our check processing services are provided in the United States and are operated from our Wichita, Kansas location.

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

Employees

There exists competition for personnel in the financial payment processing industry.  We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.  There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future.  As of March 31, 2011, we had 59 full-time employees including 5 employees in sales and marketing and 18 employees in administration and finance.  We also employ consultants to perform services for us from time to time.

Business Concentration

During the fiscal year ended March 31, 2011, we earned revenue from three licensees resulting from settlement and license agreements amounting to approximately 43.5% of total revenue.  Because this revenue is non-recurring, we do not believe that we are economically dependent on future revenue from these licensees.  See “Part I, Item 3 – Legal Proceedings” and  “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact our revenue and profitability

        The global electronic payments industry depends heavily upon the overall level of consumer, business and government spending. The industry also relies in part on the number and size of consumer transactions. A sustained deterioration or sluggish recovery in the general economic conditions in Canada, the United States or globally could adversely affect our financial performance by reducing the number of as well as the average purchase amount of transactions involving payment cards. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue.  In addition, we have a certain amount of fixed and semi-fixed costs, including rent and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.  As a result, a reduction in the amount of consumer spending could result in a decrease of our revenue and profits.

In a recessionary environment (such as the 2008-2009 recession), our merchants could also experience a higher rate of business closures.  In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation, which could adversely affect our business and financial condition.

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

We have incurred losses for three of the last five fiscal years. As of March 31, 2011, our accumulated deficit was approximately $18,590,128. We believe that our planned growth and profitability will depend in large part on our ability to expand our client base. Accordingly, we intend to invest in marketing, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Excessive chargeback losses could significantly affect our results of operations and liquidity.

Our agreements with our sponsoring financial institutions and certain payment processors require us to assume and bear the risk of “chargeback” losses.  Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed.  This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor.  In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder.  If we are unable to collect this amount from the merchant’s account, or if the merchant refuses or is unable to reimburse us for the chargeback due to merchant fraud, breach of contract, bankruptcy, insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholders.  In addition, if we are unable to recover these chargeback amounts from merchants, having to pay the aggregate of any such amounts could have a material adverse effect on our results of operations and liquidity.

Because a small number of customers have historically accounted for a substantial portion of our revenue, our financial results would be materially adversely affected if we are unable to retain customers.

We have had in the past, and may have in the future, a small number of customers that have accounted for a significant portion of our revenue.  During the fiscal year ended March 31, 2011, we earned revenue from three licensees pursuant to settlement and license agreements, resulting mostly from litigation, amounting to approximately 43.5% of total revenue.  Revenue from these licensees is non-recurring. We anticipate that, in future periods, revenue derived from litigation may fluctuate significantly.  Our revenue could materially decline because of a failure to enter into new licensing agreements.

Merchant fraud with respect to Internet-based bankcard and EFT transactions could cause us to incur significant losses.

We believe that we have significant experience in assessing the risks associated with providing payment processing services to small and medium-sized merchants. These risks include the limited operating history of many of the small and medium-sized merchants we serve and the risk that these merchants could be subject to a higher rate of insolvency, which could adversely affect us financially. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchant accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants.

As a result of our exposure to potential liability for merchant fraud, chargebacks, reject and other losses created by our merchant services business, we view our risk management and fraud avoidance practices as integral to our operations and overall success.

For our merchants conducting card-not-present transactions, which we view as having a higher risk profile, we employ an extended underwriting and due diligence period and special account monitoring procedures. The underwriting process for these merchants’ applications may take three to five days while we evaluate the applicants’ financials, previous processing history and credit reports.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section.

We have potential liability for fraudulent bankcard transactions initiated by merchants.  Merchant fraud occurs when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction.  We rely significantly on the processing revenue derived from bankcard and EFT transactions and, as a result,  if any merchant or customer were to submit or process unauthorized or fraudulent bankcard or EFT transactions, depending on the dollar amount, we could incur significant losses which could have a material adverse effect on our business and results of operations and liquidity.

In addition, criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud, and while we have systems and procedures designed to manage such risk and detect and reduce the impact of fraud, we cannot guarantee that our systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur.  We do not have insurance to protect us from these losses.  There is no assurance that any chargeback or processing reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur.  Accordingly, should we experience such fraudulent activity and such losses, our results of operations could be immediately and materially adversely affected.

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

We may be unable to successfully assert patent infringement actions against others and could incur significant costs with respect to asserting such actions.  The failure to successfully assert our patent infringement actions could have a material adverse effect upon our business and our financial results.

We are currently asserting and have in the past asserted patent infringement actions against others.  The cost of prosecuting a patent infringement action against others is complex, carries a high degree of uncertainly and is expensive.  While we believe our patents and claims therein to be valid, we face the risk that our patents could ultimately be determined to be invalid or otherwise not infringed by a court, jury or the United States Patent and Trademark Office (“USPTO”).  In addition, one of our patents and certain claims therein, currently is, and others in the future could be, subject to a re-examination proceeding as a result of a request made by a third party with the USPTO, which could ultimately result in such patent or certain claims therein, being determined to be invalid (see “Item 3 – Legal Proceedings”).   Furthermore, all patents have an expiration date and our patent nos. 5,484,988, 6,164,528, 6,283,366, 6,354,491 and RE40,220, regarding electronic check processing, expire on January 16, 2013.  Failure to prevail in a patent infringement action against others, or having any of our patents, or certain claims therein, determined to be invalid prior to their expiration, could have a material adverse impact on our business and our financial results and our stock price.

We may also be unable to successfully defend patent infringement actions brought against us by others which could cause us to incur significant costs.  We have successfully defended patent infringement actions in the past and may have to defend patent infringement actions in the future, brought against us by others regarding our technology, products or services.  An unfavorable resolution of these infringement actions could result in our being restricted from delivering the related product or service or result in an unfavorable monetary settlement or damage awards that could have a material adverse effect upon our business and our financial results.

We could be subject to liability as a result of security breaches, service interruptions by cyber terrorists or fraudulent or illegal use of our services.

Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers and bank account numbers, and because we are a link in the chain of e-Commerce, we are vulnerable to internal and external security breaches, service interruptions and third-party and employee fraud schemes that could damage our reputation and expose us to a risk of loss or litigation and monetary damages. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes are successful or otherwise cause merchants, customers or partners to lose confidence in our services in particular, or in Internet systems generally, our business could be materially adversely affected.

Although we generally require that our agreements with our service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized use or disclosure of data.  In addition, our business may also be susceptible to potentially illegal or improper uses. These uses may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot ensure that these measures will succeed.

We believe we are compliant with the Payment Card Industry’s (PCI) Security Standard which incorporates Visa’s Cardholder Information Security Program (CISP) and MasterCard’s Site Data Protection (SDP) standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system.

Our security measures may not prevent security breaches, service interruptions and fraud schemes and the failure to do so may disrupt our business, damage our reputation and expose us to risk of loss or litigation and possible monetary damages that could materially adversely affect our business, results of operation and financial condition.

Changes to credit card association, debit networks and ACH rules or practices could adversely impact our business.

We do not belong to nor can we directly access the bank card associations. As a result, we must rely on banks and their processing providers to process our credit, debit, EFT and ACH transactions. However, we must comply with the operating rules of the credit card associations and other payment networks such as debit networks and ACH networks. The associations’ member banks and network owners set these rules and the associations and network owners interpret them.  Some of those member banks and network owners compete with us in certain situations.  Visa, MasterCard, American Express, Discover, Interac or the Automated Clearing House could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, resulting in our inability to give customers the option of using credit cards, debit cards, EFT and ACH facilities to fund their payments. If we were unable to provide a gateway for these payment services, our business could be materially and adversely affected.

If we cannot pass increases in bankcard network interchange fees, assessments and transaction fees along to our merchants, our operating margins could be reduced.

In some instances, we pay interchange fees and other network fees set by the bankcard networks indirectly or directly to the card issuing bank, the bankcard networks and payment processors for transactions we process. From time to time, the bankcard networks increase the interchange fees and other network fees that they charge payment processors and the sponsor banks. At its sole discretion, our sponsor bank and/or payment processor, as the case may be, has the right to pass any increases in interchange and other fees on to us and they have consistently done so in the past.  Generally, we are allowed to, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees.  However, if we are unable to do so in the future, our operating margins could be reduced.

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

Government regulation influences our activities and the activities of our current and prospective clients, as well as our clients’ expectations and needs in relation to our products and services. Businesses that handle consumers’ funds, such as ours, are subject to numerous state, federal, provincial and international regulations, including those related to banking, credit cards, electronic transactions, communication, escrow, fair credit reporting, privacy of personal information and financial records, internet gambling and others. State, federal and provincial money transmitter regulations and federal and international anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as taxes, pricing, content and distribution. If applied to us, any of the foregoing rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statutes may result in severe penalties or restrictions on our ability to engage in e-Commerce, which could have a material adverse effect on our business.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  This legislation, which provides for significant financial regulatory reform, may have a significant and negative impact on our clients, which could impact our earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions on our operations.  Among other things, the Dodd-Frank Act provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction.  The regulations pertaining to interchange fees that will be adopted by the Federal Reserve Board are expected to be effective in July 2011.  The impact that the Dodd-Frank Act will have on our operating results is difficult to determine, as the changes are not directed at us and final regulations on interchange fees are still to be set by the Federal Reserve Board.  When final, these regulations could adversely affect our operating results and financial condition.  The Dodd-Frank Act also created a new Consumer Financial Protection Bureau, which will assume responsibility for most federal consumer protection laws in the area of financial services, including consumer credit.  The creation of the bureau and its actions may make payment card transactions less attractive to card issuers, and thus negatively impact our business.

In addition to the Dodd-Frank Act, privacy legislation (including the Gramm-Leach-Bliley Act and regulations thereunder and the Personal Information Protection and Electronic Documents Act in Canada), as well as provincial and state laws may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection. Furthermore, certain of our services in Canada may be subject to federal legislation called the Proceeds of Crime and Terrorist Financing Act, while certain check collection and electronic check re-presentment services that we provide in the U.S. are governed by the Federal Fair Debt Collection Practices Act and the Federal Fair Credit Reporting Act and other similar state laws, and our electronic check re-presentment transactions are subject to applicable National Automated Clearing House Association (“NACHA”) Operating Rules and applicable Uniform Commercial Code statutes.

Consumer protection laws in the areas of privacy of personal information and credit and financial transactions have been evolving rapidly at the state, federal, provincial and international levels.  As the electronic transmission, processing and storage of financial information regarding consumers continues to grow and develop, it is likely that more stringent consumer protection laws may impose additional burdens on companies involved in such transactions including, without limitation, notification of unauthorized disclosure of personal information of individuals.  Uncertainty and new laws and regulations, as well as the application of existing laws, could limit our ability to operate in our markets, expose us to compliance costs, fines, penalties and substantial liability, and result in costly and time-consuming litigation.  We have in the past collected personal data about consumers for use in our check authorization products, which has given rise to litigation involving our Corporation (see Note 12 to our Consolidated Financial Statements included in this report).  Furthermore, the growth and development of the market for e-Commerce may prompt more stringent consumer protection laws that may impose additional regulatory burdens on companies that provide services to online businesses. The adoption of additional laws or regulations, or taxation requirements may affect the ability to offer, or cost effectiveness of offering, goods or services online, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

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

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Any significant interruptions or security or privacy breaches in our facilities, computer networks, firewalls and databases could harm our business and reputation, result in a loss of customers or cause inquiries and fines or penalties from regulatory or governmental authorities. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry or physical break-ins, computer viruses and hackers. The measures we have enacted, such as the implementation of security access and disaster recovery plans, may not be successful and we may experience problems other than system failures. We may also experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability and increased operating expenses.

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

We intend to continue to market and distribute our current and future products and services through existing and other relationships both in and outside of Canada and the U.S. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues, our failure to establish additional distribution or sales and marketing alliances, changes in the industry that render third party distribution networks obsolete, termination of relationships with significant distributors or marketing partners could have a material adverse effect on our business, operating results and financial condition. In addition, we may be required to pay higher commission rates in order to maintain loyalty among our third-party distribution partners, which may have a material adverse impact on our profitability.

We may require additional capital, which may not be available on commercially reasonable terms, or at all. Failure to obtain such additional capital could have a materially adverse impact on our business.

Our future business activities, the development or acquisition of new or enhanced products and services, the acquisition of additional computer and network equipment, the costs of compliance with government regulations and future expansions including acquisitions will require us to make significant capital expenditures.  If our available cash resources prove to be insufficient, because of unanticipated expenses, previous acquisitions, revenue shortfalls or otherwise, we may need to seek additional equity or debt financing.  If we obtain equity financing for any reason, then the sale or issuance of equity securities to raise such capital may result in dilution to our shareholders.  If we obtain debt financing, our business could become subject to restrictions that affect our operations or increase the level of risk in our business.

In addition, the recent worldwide and U.S. economic crisis has made it difficult to borrow money or obtain credit.  We currently have no credit line or credit facility and rely solely on cash on hand, investments and cash from operations to fund our business.  If current levels of economic and market disruption and volatility continue or worsen, there can be no assurance that credit, bank loans, contractual lending agreements or other funding sources would be available on reasonable terms, or at all.  If we were not able to fund operations, then our level of services, staffing, resources or equipment might need to be reduced or eliminated and our expansion activities might need to be curtailed, which could negatively impact our revenue and results of operations.

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

Fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition, as well as the value of our foreign assets, which, in turn, may adversely affect reported earnings or losses and the comparability of period-to-period results of operations, with the exception of our Canadian Beanstream subsidiary.  The U.S. dollar is the functional currency of our operations since historically, prior to our acquisition of Beanstream in 2007, substantially all of our operations were conducted in U.S. currency.  As a result, when we are paying any obligation that is denominated in a foreign currency, we must generate the equivalent amount of cash in U.S dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).  Changes in the U.S./Canadian currency exchange rate could have a significant adverse impact on our current liquidity and capital resources and could also have a material adverse impact on our profitability and results of operations.

We have historically experienced fluctuations in our operating results and expect these fluctuations to continue in future periods, which may result in volatility in our stock price.

Our operating results may fluctuate in the future based upon a number of factors, many of which are not within our control. Our revenue model for our TPP segment is based largely on recurring revenues, billed monthly, predominately derived from growth in customers and the numbers of transactions processed within a monthly billing period. The number of transactions processed is affected by many factors, several of which are beyond our control, including general consumer trends and holiday shopping in the fourth quarter of the calendar year.  Our revenue model in our IPL segment is based predominantly on fully paid-up or non-recurring revenues and we anticipate revenue amounts from this segment to fluctuate to a large degree in future periods.

Our operating results may also fluctuate in the future due to a variety of other factors, including the timing and extent of restructuring, impairment and other charges that may occur in a given fiscal year, the final disposition of any patent litigation and new changes in accounting rules. As a result of these factors, we believe that our fiscal year results are not predictable with any significant degree of certainty, and year-to-year comparisons of our results of operations are not necessarily meaningful. You should not rely on our fiscal year results of operations to predict our future performance.

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

During fiscal year 2009, we conducted an analysis of our ability to realize our future income tax assets. As a result of this analysis, we reduced the valuation allowance from prior years relating to our future tax assets resulting in an income tax benefit of approximately $5,268,000 for 2009.  However, if we fail to achieve future taxable income assumed in the calculation of our future tax assets or if we fail to implement feasible and prudent tax planning strategies, we may be required to offset future tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation could have a material adverse impact on our profitability and results of operations. If we do not achieve sufficient Canadian and U.S. taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire.

We face competition from a broad and increasing range of vendors that could reduce or eliminate demand for our products and services.

The market for products and services offered to participants in online transactions is highly competitive and is characterized by rapid technological change, evolving industry standards, merchant requirements, pricing competition, rapid rates of product obsolescence, and rapid rates of new product introduction. This market is fragmented and a number of companies offer one or more products or services competitive with ours. We face competition from several providers of online payment processing services, including Moneris, CyberSource Corporation, Plug & Pay Technologies, Inc., Verisign/PayPal, Inc., Google, Inc. and LinkPoint International, Inc., a subsidiary of First Data Corporation, as well as financial services companies, credit card and payment processing companies.  We anticipate continued growth and the formation of new alliances in the market in which we compete, which could result in the entrance of new or the creation of bigger competitors in the future.

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

It is also possible that continued growth in the number of Internet users, and the use of the Internet generally, may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect on the Internet and correspondingly on our business. These factors could adversely affect usage of the Internet and lower demand for our products and services.

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

We may become subject to additional U.S., state or local taxes that cannot be passed through to our merchants, which could negatively affect our results of operations.

Companies in the payment processing industry, including us, may become subject to taxation in various tax jurisdictions on our net income or revenues. Application of these taxes is an emerging issue in our industry and taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our merchants, our costs would increase and our net income could be reduced.

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

Our business depends on the services of skilled software engineers who can develop, maintain and enhance our products, consultants who can undertake complex client projects and sales and marketing personnel. In general, only highly qualified, highly educated personnel have the training and skills necessary to perform these tasks successfully. In order to maintain the competitiveness of our products and services and to meet client requirements, we need to attract, motivate and retain a significant number of software engineers, consultants and sales and marketing personnel. Qualified personnel such as these are in short supply and we face significant competition for these employees from, not only our competitors, but also clients and other enterprises. Other employers may offer software engineers, consultants and sales and marketing personnel significantly greater compensation and benefits or more attractive career paths than we are able to offer. Any failure on our part to hire, train and retain a sufficient number of qualified personnel could seriously damage our business.

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

From time to time, we may make public estimates or forecasts regarding the our future results, including estimates regarding future revenues, expense levels, tax rates, acquisition expenses, capital expenditures, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions and judgments by management regarding the likelihood that certain possible future events will in fact occur. These assumptions and judgments are subject to significant uncertainties and shifting market dynamics, and, as a matter of course, many of them will prove to be incorrect. Further, events that may seem unlikely or relatively certain at the time a given estimate is made may, in fact, occur or fail to occur. Many of the factors that can influence the outcome of any estimate or projection are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned that any estimate, projection or other forward looking statement made by us should be considered current only as of the date made. Investors are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Corporation and our products and services, when evaluating our prospective results of operations.

Our common stock price is volatile.

The market price of our common stock has been volatile in the past and may change rapidly in the future.  The following factors, among others, may cause significant volatility in our stock price:

•	Actual or anticipated fluctuations in our operating results;
•	Financial or business announcements by us, our competitors or our customers;
•	Announcements of the introduction of new or enhanced products and services by us or our competitors;
•	Announcements of mergers, joint development efforts or corporate partnerships in the electronic commerce market;
•	Market conditions in the banking, telecommunications, technology and emerging growth sectors;
•	Rumors relating to our competitors or us;
•	Rumors relating to our intellectual property generally and specifically surrounding enforcement and/or legal or administrative action pertaining to our intellectual property; and
•	General market or economic conditions.

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

As of June 1, 2011, we leased office space containing approximately 15,302 square feet of floor space for our operations.  Our principal facilities include:

Location	Approximate Square Feet	Lease Expiration Date	Description

Wichita, Kansas	5,785	November, 2013	CP Segment Operations
Vancouver, British Columbia	3,155	September, 2013	Administration
Victoria, British Columbia	5,962	January, 2014	Data Center/TPP Segment Operations
Marshall, Texas	400	December, 2011	IPL Segment Operations

We consider our current facilities to be adequate for our current needs and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of our operations.

ITEM 3.	Legal Proceedings

(a)           On November 19, 2008, we filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States (the “2008 Litigation”).  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 (the “40,220 Patent”) and we are seeking damages and injunctive and other relief for the alleged infringement of this patent.

During the fiscal year ended March 31, 2011, we entered into a Settlement and License Agreement with each of the following defendants in the 2008 Litigation (the “2008 Litigation License Agreements”): PNC Financial Services Group Inc., PNC Bank N.A. and PNC Bank N.A. as successor in interest to National City Bank (collectively “PNC”); Union Bank N.A.; M&T Bank Corporation, M&T Bank  and M&T Bank N.A. (collectively “M&T Bank”); The Bank of New York Mellon; First National Bank of Omaha and First National Merchant Solutions LLC (f/k/a SPC Inc.) (collectively “First National”); Fifth Third Bank; Regions Bank; M&I Marshall and Ilsley Bank; HSBC North America Holdings Inc.; Citigroup Inc. and PayPal, each a “Released Defendant”.  The 2008 Litigation License Agreements provided each of the Released Defendants with a fully paid-up license to certain of our patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the 2008 Litigation License Agreements, we received compensation totaling $30,235,000 for releases, licenses, covenants and all other rights granted under the 2008 Litigation License Agreements and, pursuant to each of the 2008 Litigation License Agreements, the lawsuit against each of the Released Defendants was dismissed.  Pursuant to a retention agreement with its legal firm, we paid approximately $12,834,000 in legal fees for the firm’s services in connection with the 2008 Litigation License Agreements.

Given the number and size of the defendants in the 2008 Litigation, during the three months ended December 31, 2010, we filed a motion to separate the defendants in the 2008 Litigation into groups for the purpose of holding separate trials so that each trial can be conducted in a feasible and judicious manner.  In January 2011, the Court in the 2008 Litigation issued a trial order that: (i) defendants Citibank, HSBC Bank USA N.A. and PayPal be grouped together for a trial to begin on March 8, 2011 (the “Phase I trial”); (ii) defendants JPMorgan, Wells Fargo and Wachovia be grouped together for a trial to begin on October 4, 2011 (the “Phase II trial”) and (iii) defendants Capital One, Northern Trust and Deutsche Bank be grouped together for another  trial also to begin on October 4, 2011 (the “Phase III trial”).  In addition, to enable the Court and the parties to the Phase I trial to better focus on the issues pertinent to the Phase I trial, the Court also ordered that pre-trial proceedings be stayed until further notice as to all defendants in the Phase II and Phase III trials. As a result of the settlements reached with each of HSBC North American Holdings Inc., Citigroup Inc. and PayPal Inc., during the fourth quarter of fiscal 2011, the Phase I trial was rendered moot and did not take place.  On May 23, 2011, the temporary stay order with respect to the Phase II and Phase III trials was lifted.  The Phase II and III trials remain set to commence on October 4, 2011.

(b)           On June 4, 2009, we filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States (the “2009 Litigation”).  In the 2009 Litigation, we alleged that the defendants infringed the 40,220 Patent and we were seeking damages and injunctive and other relief for the alleged infringement of this patent.  In January 2011, LML Patent Corp. entered into a Settlement and License Agreement with each of the following defendants in the 2009 Litigation: Texas Heritage National Bank (“Heritage”); PlainsCapital Bank (“PlainsCapital”); and First Bank (“First”) (collectively, the “2009 Litigation License Agreements”). The 2009 Litigation License Agreements provide each of Heritage, PlainsCapital and First with a fully paid-up license to certain of our patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the 2009 Litigation License Agreements, we received compensation totaling $63,500 for the releases, licenses, covenants and all other rights granted under the 2009 Litigation License Agreements.  One defendant who was added to the 2009 Litigation on April 8, 2010 remains in this action and the claims for patent infringement against the remaining original defendants in the 2009 Litigation were dismissed without prejudice on January 26, 2011.

(c)           On May 13, 2010, four of the defendants in the 2008 Litigation submitted a request for inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims became subject to reexamination and were rejected.  All 16 of the patent claims that were rejected and are now subject to re-examination are claims that we have asserted and are seeking to enforce in both the 2008 and 2009 Litigations.  During the three months ended December 31, 2010, we filed a response to this non-final office action with the USPTO, following which the Third Party Requester filed a response to our response with the USPTO.  The Examiner issued a non-final “Action Closing Prosecution” on March 14, 2011 pursuant to which 16 of the 40,220 Patent’s 100 claims remain rejected and continue to be subject to reexamination.  Subsequent to the fiscal year ended March 31, 2011, on April 14, 2011 we filed a response to the non-final Action Closing Prosecution.    On May 16, 2011, the Third Party Requester filed comments in response to our response to the non-final Action Closing Prosecution.  We anticipate a “Right of Appeal Notice,” which is a final but appealable office action, will be issued by the USPTO with respect to the 16 rejected claims.  We anticipate that we may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”) or seek other remedies such as amending certain aspects of certain rejected claims. The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

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

Our common stock is traded on The NASDAQ Stock Market’s Capital Market, which is the principal market for our common stock, under the symbol "LMLP".   Our common stock is neither listed nor traded on any foreign trading market. The following table sets forth the range of high and low prices for our common stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended March 31:		High	Low

2011	1Q	$2.55	$1.47
	2Q	2.48	1.38
	3Q	3.85	1.46
	4Q	6.14	2.81

2010	1Q	$1.01	$0.45
	2Q	0.87	0.47
	3Q	1.59	0.74
	4Q	3.10	1.28

The prices set forth above are not necessarily indicative of liquidity of the trading market for our common stock. Trading in our common stock is limited and sporadic.

Holders of Common Stock

As of June 1, 2011, there were approximately 379 record holders of our common stock, with approximately 28,142,184 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2011 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan, the 1998 Stock Incentive Plan and the 2009 Stock Incentive Plan:

	(A)	(B)	(C)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders(1)	4,487,300	$2.59	5,624,500(2)

Equity compensation plans not approved by security holders(3)	70,000	$3.40	N/A

______________________________

(1)	These plans consist of: (i) the 1996 Stock Option Plan, (ii) the 1998 Stock Incentive Plan and (iii) the 2009 Stock Incentive Plan.

(2)
Represents the 362,000 shares that remain available for grant under the 1996 Stock Option Plan and 5,262,500 shares that remain available for grant under the 2009 Stock incentive Plan.  The 10-year term of the 1998 Stock Incentive Plan has expired and, accordingly, no additional options or other equity awards may be granted under that plan (however, outstanding awards under the 1998 Stock Incentive Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan).

(3)
These securities consist of warrants issued to Ladenburg Thalmann & Co., Inc. which acted as placement agent and financial advisor to us in connection with the private placement transaction with Millennium Partners LLP completed on March 31, 2008.  A total of 400,000 warrants were issued on March  26, 2008 (the “Issue Date”),  exercisable for 400,000 shares of our common stock for a period of five years from the Issue Date at an exercise price of $3.40 per share. Between February 11, 2011 and March 10, 2011, Ladenburg Thalmann & Co., Inc. exercised a total of 330,000 warrants and paid us an aggregate exercise price of $1,122,000, resulting in the issuance of 330,000 shares of our common stock (the shares were issued by us in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended).

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between March 31, 2006 and March 31, 2011 with the cumulative return of (i) the NASDAQ Stock Market Index (US) and (ii) the NASDAQ Computer and Data Processing Index (US and Foreign), over the same period. This graph assumes the investment of $100 on March 31, 2006 in our common stock, the NASDAQ Stock Market Index (US) and the NASDAQ Computer and Data Processing Index (US and Foreign), and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the share price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report on Form 10-K or future filings made by us under those statutes, the stock price performance graph is not considered "soliciting material," is not deemed "filed" with the SEC and is not deemed to be incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

Note: Data complete through last fiscal year.
Note:  Index Data: calcuclated (or derived) based from CRSP NASDAQ  Stock Market (US Companies) and CRSP NASDAQ Computer and Data Processing.  Center for research in Security Prices (CRSP®). Graduate School of Business, The University of Chicago.  Copyright 2011. Used with permission.  All rights reserved.

ITEM 6.	Selected Financial Data

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.  We have derived the statement of operations data for the fiscal years ended March 31, 2009, 2010 and 2011 and the balance sheet data as at March 31, 2010 and 2011 from the audited financial statements included elsewhere in this report.  The statement of operations data for the fiscal years ended March 31, 2007 and 2008 and the balance sheet data as at March 31, 2007, 2008 and 2009 were derived from audited financial statements that are not included in this report.  Historical results are not necessarily indicative of results to be expected for future periods.

Table of Selected Financial Data1
Year Ended March 31
(Presented under Canadian and U.S. GAAP)
 (Amounts in thousands, except per share data)

	2011	2010	2009	2008	2007

Statement of operations data:
Revenue	$47,160	$14,826	$12,379	$11,328	$6,554
Net income (loss) 2	10,287	(126)	5,455	(2,221)	(1,073)
Net income (loss) per share – basic	0.38	-	0.20	(0.10)	(0.05)
Net income (loss) per share – diluted	0.37	-	0.20	(0.10)	(0.05)
Weighted average number of common shares outstanding – basic	27,343	27,116	26,834	21,869	20,206
Weighted average number of common shares outstanding – diluted	27,844	27,116	26,834	21,869	20,206
Balance sheet data:
Current assets	$36,156	$14,619	$18,996	$16,826	$11,148
Total assets	59,742	40,561	47,499	39,642	13,679
Current liabilities	15,477	9,019	16,234	13,185	2,860
Long-term debt, less current portion	7	10	-	2,613	727

1	The financial information set forth in this table for the fiscal years ended March 31, 2011, 2010, 2009, 2008 and 2007 includes our accounts on a consolidated basis.

2
Net income (loss) for the fiscal years ended March 31, 2011, 2010, 2009, 2008 and 2007 includes stock-based compensation expenses of approximately $1,126,000, $1,238,000, $1,341,000, $1,287,000, and $877,000,  respectively, resulting from fair value accounting for all stock options issued during the year.

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

Overview

We are a financial payment processor operating three separate lines of business:  transaction payment processing, intellectual property licensing and check processing. Our transaction payment processing services consist predominantly of Internet-based services, while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  Except for non-recurring revenue, since the completion of our 2007 acquisition of Beanstream (which had a strong Internet-based product and service offering), our transaction payment processing services have become (and are expected to be for the foreseeable future) our principal line of business, while our other lines of business (including the electronic check processing services that we had previously relied on for a significant source of revenue) have become less important to our overall service offerings and less significant to the financial performance of our company. Our IPL segment revenues are derived from licensing fees paid to us by licensees of our intellectual property.  In some instances, licensees pay licensing fees on a running royalty basis and in other instances, particularly those instances that involve enforcement or litigation efforts on our behalf, licensees typically pay royalties on a fully paid-up non-recurring basis.

TPP Segment

Our Transaction Payment Processing Operations (“TPP”) involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway and are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 10,000 customers primarily in Canada.

IPL Segment

Our Intellectual Property Licensing Operations ("IPL") involve licensing our intellectual property estate, which includes five U.S. patents describing electronic check processing methods.  When we provide clients licenses to our intellectual property estate, we typically earn revenue or other income from ongoing royalty fees and, in some cases, release fees for potential past infringement. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer portions of this revenue and recognize it ratably over the license term.  See “Item 1. – Business.”

CP Segment

Our Check Processing Operations ("CP") involve primary and secondary check collection including electronic check re-presentment (RCK).  Our check processing services involve return check management such as traditional and electronic recovery services to retail clients wherein we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.  Our check processing services are provided in the United States and are operated from our Wichita, Kansas location.

Within these segments, performance is measured based on revenue, factoring in interest income and expenses, amortization and depreciation, and earnings from operations before income taxes from each segment. There are no transactions between segments. We do not generally allocate corporate or centralized marketing and general and administrative expenses to our business unit segments because these activities are managed separately from the business units.

General Market Conditions

We operate in a highly competitive business environment that has many risks. Critical risk factors that affect or may affect us and the financial payment processing industry include changes in the level of spending by and transactions being processed for our customers and the ongoing credit worthiness and financial solvency of our customers.  We believe that a prolonged global recession or economic downturn could affect consumer confidence and spending patterns which we believe could have a negative impact on the business of our customers and ultimately have a material adverse effect on our results of operations and financial condition. A full discussion of each of these risk factors (in addition to several other risk factors) is disclosed in Item 1A.

Results of Operations

Fiscal year 2011 compared to Fiscal year 2010

Revenue

Total revenue for fiscal year 2011 was approximately $47,160,000, an increase of approximately 218.1% from total revenue of approximately $14,826,000 for fiscal year 2010.  This increase is primarily attributable to the increase in our non-recurring IPL segment revenue of approximately $29,198,000 from approximately $2,872,000 for fiscal year 2010 to approximately $32,070,000 for fiscal year 2011 and an increase in our TPP segment revenue of approximately $2,998,000 from approximately $9,639,000 for fiscal year 2010 to approximately $12,637,000 for fiscal year 2011.

TPP Segment

Revenue pertaining to our TPP segment consists of transaction fees, one-time set-up fees, monthly gateway fees and software customization fees. Total revenue from our TPP segment increased by approximately $2,998,000, or approximately 31.1%, from approximately $9,639,000 for fiscal year 2010 to approximately $12,637,000 for fiscal year 2011.  Transaction fees for fiscal year 2011 were approximately $10,263,000 compared to transaction fees of approximately $7,754,000 for fiscal year 2010, an increase of approximately $2,509,000 or approximately 32.4%; the amortized portion of one-time set-up fees recognized was approximately $197,000 for fiscal year 2011 compared to one-time set-up fees of approximately $173,000 for fiscal year 2010, an increase of approximately $24,000 or approximately 13.9%; and monthly gateway fees for fiscal year 2011 were approximately $1,584,000 compared to monthly gateway fees for fiscal year 2010 of approximately $1,212,000, an increase of approximately $372,000 or approximately 30.7%. The increase in transaction fees, one-time set-up fees and monthly gateway fees was primarily attributable to a 26.2% increase in our merchant base during fiscal year 2011 as compared to fiscal year 2010. Software customization fees for fiscal year 2011 were approximately $299,000 compared to software customization fees of approximately $213,000 for fiscal year 2010, an increase of approximately $86,000 or approximately 40.4%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $29,198,000 or approximately 1,016.6% from approximately $2,872,000 for fiscal year 2010 to approximately $32,070,000 for fiscal year 2011.   The increase in revenue from licensing our patented intellectual property was primarily attributable to the non-recurring revenue recognized of approximately $30,299,000 from the License Agreements entered into during our fiscal year 2011 as compared to the non-recurring revenue recognized of approximately $1,077,000 from the license agreement entered into during our fiscal year 2010.

CP Segment

CP segment revenue for fiscal year 2011 was approximately $2,453,000, an increase of approximately $138,000 or approximately 6% from CP segment revenue of approximately $2,315,000 for fiscal year 2010. The increase in CP segment revenue was primarily attributable to an increase in revenue from our secondary check collections business.

Revenue from our primary check collections business decreased approximately $68,000 or approximately 16.5% from approximately $412,000 for fiscal year 2010 to approximately $344,000 for fiscal year 2011. We believe as consumers continue to use checks less as a method of payment in favor of other methods of payment, particularly electronic forms of payments including debit and credit cards, the volume of returned checks available for our primary check collections business may continue to decrease. Revenue from our secondary check collections business increased approximately $177,000 or approximately 9.8% from approximately $1,800,000 for fiscal year 2010 to approximately $1,977,000 for fiscal year 2011. The increase in secondary check collections business is primarily attributable to an increase in collections of the principal amount and related fees of returned checks assigned for secondary recovery.

Cost of revenue

Cost of revenue consists primarily of costs incurred by the IPL and TPP operating segments and partially of costs incurred by the CP operating segment. These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation. IPL segment costs of revenue are primarily legal retention fees and legal disbursement costs incurred in generating licensing revenue.

Cost of revenue increased from approximately $7,656,000 for fiscal year 2010 to approximately $22,701,000 for fiscal year 2011, an increase of approximately $15,045,000 or approximately 196.5%. This increase was primarily attributable to an increase in IPL segment cost of revenue of approximately $12,868,000 from approximately $448,000 for fiscal year 2010 to approximately $13,316,000 for fiscal year 2011.  The increase in IPL segment cost of revenue was primarily attributable to the costs incurred of approximately $12,859,000 in connection with the License Agreements entered into during fiscal year 2011 as compared to costs incurred of approximately $308,000 in connection with the license agreement entered into during fiscal year 2010.  TPP segment cost of revenue increased approximately $2,010,000 or approximately 35.7%, from approximately $5,625,000 for fiscal year 2010 to approximately $7,635,000 for fiscal year 2011. The increase in TPP segment cost of revenue was primarily attributable to an increase of approximately 39.6% in our transaction costs which include interchange, assessments and other transaction fees which primarily coincided with increased transaction processing revenue and partially attributable to increases in interchange and assessment rates.   CP segment cost of revenue was approximately $1,632,000 for fiscal year 2011 as compared to approximately $1,435,000 for fiscal year 2010, an increase in CP segment cost of revenue of approximately $197,000 or approximately 13.7%. The increase in CP segment cost of revenue coincides with the increase in CP segment revenue for fiscal year 2011.  In fiscal year 2011, cost of revenue was approximately $2,610,000, $3,131,000,  $5,018,000 and  $11,942,000 in each of the first, second, third and fourth quarters, respectively.

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

General and administrative expenses were approximately $4,338,000 for both fiscal year 2011 and 2010. Included in general and administrative expenses for fiscal year 2011 are TPP segment expenses of approximately $1,073,000 as compared to approximately $912,000 for fiscal year 2010. The increase in TPP segment general and administrative expenses was primarily attributable to an increase in professional and consultant fees of approximately $75,000.  CP segment expenses decreased approximately $23,000, or approximately 4.2%, to approximately $529,000 from approximately $552,000 for fiscal year 2011 and 2010, respectively. Also included in general and administrative expenses are stock-based compensation expenses of approximately $897,000 for fiscal year 2011 compared to approximately $1,038,000 for fiscal year 2010, a decrease of approximately $141,000 or approximately 13.6%.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expense increased to approximately $625,000 from approximately $417,000 for fiscal year 2011 and 2010 respectively, an increase of approximately $208,000 or approximately 49.9%. The increase is primarily attributable to an increase in our TPP segment sales and marketing expenses of approximately $166,000 from approximately $391,000 for fiscal year 2010 to approximately $557,000 for fiscal year 2011. The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $135,000, resulting from an increase in staffing levels.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $559,000 for fiscal year 2011 as compared to approximately $468,000 for fiscal year 2010, an increase of approximately $91,000 or approximately 19.4%. The increase is primarily attributable to an increase in our TPP segment product development and enhancement expenses of approximately $79,000 from approximately $419,000 for fiscal year 2010 to approximately $498,000 for fiscal year 2011. The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the fiscal year 2011 as compared to the fiscal year 2010.  The increase in staff was required to support the development of our software customization business as well as supporting new and existing product and service lines.

Amortization and depreciation

Amortization of patents and intangible assets was approximately $663,000 for both fiscal year 2011 and 2010.  Amortization of property and equipment decreased to approximately $124,000 for fiscal year 2011 from approximately $138,000 for fiscal year 2010, a decrease of approximately $14,000 or approximately 10.1%.

Gain on disposal/abandonment of property and equipment

Gain on disposal/abandonment of property and equipment for fiscal year 2011 was nil compared to approximately $4,000 for fiscal year 2010.

Foreign exchange (loss) gain

Foreign exchange loss was approximately $205,000 for fiscal year 2011 compared to a foreign exchange gain of approximately $89,000 for fiscal year 2010. The current fiscal year foreign exchange loss was primarily attributable to a weakening U.S. dollar in relation to the Canadian dollar. The U.S. dollar weakened by approximately 4.6% from the prior fiscal year end date of March 31, 2010, to the current fiscal year end date of March 31, 2011.  As our TPP segment’s functional currency is the Canadian dollar, net assets originating in U.S. dollars have exposure with a weakening U.S. dollar and resulted in foreign exchange losses of approximately $175,000.

Other (expenses) income, net

During the fiscal year 2011, we had net other expenses of approximately $6,000 compared to net other expenses of approximately $57,000 for the fiscal year 2010.  Net other expenses for fiscal year 2011 and 2010 consist primarily of a $5,000 and $46,000 cost, respectively, relating to a financial institution fee paid in relation to the execution of tax planning strategies during the second quarter of both fiscal years.

Interest income

Interest income for fiscal year 2011 increased to approximately $48,000 from approximately $25,000 for fiscal year 2010.  The increase in interest income was primarily attributable to an increase in interest bearing cash investments.

Interest expense

Interest expense was nil in fiscal year 2011 compared to approximately $48,000 in fiscal year 2010, a decrease of approximately $48,000. The decrease in interest expense was primarily attributable to the decrease of approximately $43,000 in interest accrued on the two-year promissory notes issued in the Beanstream acquisition for fiscal year 2010 to nil for fiscal year 2011. During the first quarter of our fiscal year 2010 we made the final installment payment of approximately $2,321,000 on the promissory notes.

Income Taxes

Income tax expense (recovery) consists of current income taxes of approximately $5,203,000 for the fiscal year 2011 compared to a recovery of current income taxes of approximately $826,000 for the fiscal year 2010, a change in current income tax expense of approximately $6,029,000.  The increase in income tax expense is primarily attributable to the increase of income before income taxes of approximately $16,827,000 from approximately $1,151,000 for fiscal year 2010 to approximately $17,988,000 for fiscal year 2011 resulting primarily from the income attributable to the licensing activity of our IPL segment during fiscal year 2011. Future income tax expense was approximately $2,498,000 for fiscal year 2011 compared to approximately $2,113,000 for fiscal year 2010, an increase of approximately $385,000 or approximately 18.2%. The increase in future income tax expense was primarily attributable to a decrease in future income tax assets during fiscal year 2011 resulting from the utilization of prior years’ tax losses against current fiscal year taxable income.

As of March 31, 2011, we had U.S. net operating loss carry-forwards of approximately $1,938,000 and Canadian non-capital loss carry-forwards of approximately $1,292,000. If we are not able to use these loss carry-forwards, the U.S. and Canadian loss carry-forwards will expire in 2017 through 2031.

Net Income (Loss)

Net income was approximately $10,287,000 for fiscal year 2011 compared to a net loss of approximately $126,000 for fiscal year 2010, an increase in net income of approximately $10,413,000.  The increase in net income is primarily attributable to the licensing activity of our IPL segment during fiscal year 2011.  Net income per basic share was approximately $0.38 and net income per diluted share was approximately $0.37 for fiscal year 2011 as compared to a net loss per both basic and diluted share of approximately $0.00 for fiscal year 2010, an increase in earnings per both basic and diluted share of approximately $0.38 and $0.37, respectively.

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

CP Segment

CP segment revenue for fiscal year 2010 was approximately $2,315,000, a decrease of approximately 18.1% from CP segment revenue of approximately $2,826,000 for fiscal year 2009. The decrease in CP segment revenue was primarily attributable to a reduction in revenue from our primary and secondary check collections business.

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

Cost of revenue

Cost of revenue consists primarily of costs incurred by the TPP and CP operating segments.  These costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and stock-based compensation. IPL segment costs of revenue are primarily legal retention fees and legal disbursement costs incurred in generating licensing revenue.

Cost of revenue increased from approximately $6,058,000 for fiscal year 2009 to approximately $7,656,000 for fiscal year 2010, an increase of approximately $1,598,000 or approximately 26.4%. This increase was primarily attributable to an increase in TPP segment cost of revenue of approximately $1,347,000 or approximately 31.5%, from approximately $4,278,000 for fiscal year 2009 to approximately $5,625,000 for fiscal year 2010. The increase in TPP segment cost of revenue was primarily attributable to an increase of approximately 3% in our transaction costs which include interchange, assessments and other transaction fees and partially attributable to an increase in staffing within our customer service support team.   CP segment cost of revenue was approximately $1,435,000 for fiscal year 2010 as compared to approximately $1,628,000 for fiscal year 2009, a decrease in CP segment cost of revenue of approximately $193,000 or approximately 11.9%.  IPL segment costs of revenue was approximately $448,000 for fiscal year 2010 as compared to approximately $2,000 for fiscal year 2009, an increase in IPL segment cost of revenue of approximately $446,000. The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the License Agreement during fiscal year 2010. In fiscal year 2010, cost of revenue was approximately $1,624,000 in the first quarter, approximately $1,715,000 in the second quarter, approximately $2,330,000 in the third quarter and approximately $1,987,000 in the fourth quarter.

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

General and administrative expenses decreased to approximately $4,338,000 from approximately $4,341,000 for fiscal years 2010 and 2009 respectively, a decrease of approximately $3,000. Included in general and administrative expenses for fiscal year 2010 are TPP segment expenses of approximately $912,000 as compared to approximately $643,000 for fiscal year 2009. The increase in TPP segment general and administrative expenses was primarily attributable to an increase in accounting and legal fees, bank charges and interest expense of approximately $142,000 collectively. CP segment expenses decreased to approximately $552,000 from approximately $639,000 for fiscal year 2010 and 2009 respectively, a decrease of approximately $87,000 or approximately 13.6%. The decrease in CP segment general and administrative expenses is primarily attributable to staff reductions and cost savings relating to the relocation of our Wichita, Kansas office during the third quarter of our prior fiscal year. Also included in general and administrative expenses are stock-based compensation expenses of approximately $1,038,000 for fiscal year 2010 compared to approximately $1,140,000 for fiscal year 2009, a decrease of approximately $102,000 or approximately 8.9%.

Sales and Marketing

Sales and marketing expenses consist primarily of costs related to sales and marketing activities. These expenses include salaries, sales commissions, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expense increased to approximately $417,000 from approximately $323,000 for fiscal year 2010 and 2009, respectively, an increase of approximately $94,000 or approximately 29.1%. The increase is primarily attributable to an increase in our TPP segment sales and marketing expenses of approximately $97,000 from approximately $294,000 for fiscal year 2009 to approximately $391,000 for fiscal year 2010. The increase in TPP segment sales and marketing expenses is primarily attributable to increases in staffing levels throughout fiscal 2010, resulting in an increase in wages and commissions of approximately $84,000.

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

Amortization and depreciation

Amortization of patents and intangible assets was approximately $663,000 for fiscal year 2010, as compared to approximately $661,000 for fiscal year 2009. Depreciation expense for capital assets increased to approximately $138,000 for fiscal year 2010 from approximately $124,000 for fiscal year 2009, an increase of approximately $14,000 or approximately 11.3%. The increase is primarily attributable to an increase in depreciable assets for fiscal year 2010 as compared to fiscal year 2009.

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

Interest expense

Interest expense decreased to approximately $48,000 in fiscal year 2010 compared to approximately $248,000 in fiscal year 2009, a decrease of approximately $200,000 or approximately 80.6%. The decrease in interest expense was primarily attributable to a decrease of approximately $186,000 from approximately $229,000 in interest accrued on the two-year promissory notes issued in the Beanstream acquisition for fiscal year 2009 to approximately $43,000 for fiscal year 2010. During the first quarter of our fiscal year 2010 we made the final installment payment of approximately $2,321,000 on the promissory notes.

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

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $20,679,000 in working capital as of March 31, 2011 compared to approximately $5,600,000 in working capital as of March 31, 2010, an increase of approximately $15,079,000. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of approximately $21,848,000 resulting primarily from compensation received from license agreements entered into during the fiscal year 2011. Cash provided by operating activities increased by approximately $18,323,000 from approximately $1,135,000 for fiscal year 2010 to approximately $19,458,000 for fiscal year 2011. The increase in cash provided by operating activities was primarily attributable to an increase in cash received from license agreements of approximately $17,439,000 for fiscal year 2011. Cash used in investing activities was approximately $63,000 for fiscal year 2011 as compared to approximately $76,000 for fiscal year 2010, a decrease of approximately $13,000 or approximately 17.1%. The decrease in cash used in investing activities was primarily attributable to a decrease in acquisition of property and equipment of approximately $17,000 for fiscal year 2011 as compared to fiscal year 2010.  Cash provided by financing activities was approximately $2,238,000 for fiscal year 2011 as compared to cash used in financing activities of approximately $2,405,000 for fiscal year 2010, an increase in cash provided by financing activities of approximately $4,643,000.  In fiscal year 2010, we had proceeds from the exercise of stock options of approximately $95,000 and cash used with respect to the payment of promissory notes totaling $2,321,000.  In fiscal year 2011, we had proceeds from the exercise of stock options and warrants totaling approximately $2,249,000.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of March 31, 2011, our cash resources will be sufficient to meet our operating requirements for the next twelve months.

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

Contingencies

See Note 12. Commitments and Contingencies and Note 13. Subsequent event, and Part I, Item 3. Legal Proceedings for a discussion of contingencies.

Contractual Obligations

In our fiscal year ended March 31, 2010, we entered into a lease agreement with Ikon Financial Services to finance an equipment purchase of $11,269. Lease payments are due monthly under the lease term of sixty (60) months. Title to the equipment will transfer to the Corporation at the expiration of the lease.

The following table summarizes our significant contractual obligations and commitments as of March 31, 2011:

	Payments due by:
	(in thousands)

		Less than	1 to 3	4 to 5	More than
	Total	1 year	years	years	5 years

Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	10	10	-	-	-
Operating Lease Obligations	809	303	506	-	-
Purchase Obligations	70	70	-	-	-
Total	$889	$383	$506	$-	$-

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

Revenue Recognition

TPP Segment

Our TPP segment revenues are derived from transaction fees paid to us by merchants, monthly gateway fees and one-time set-up fees . Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants.

IPL Segment

Our IPL segment revenues are derived from licensing fees paid to us by licensees of our intellectual property.  In some instances, licensees pay licensing fees on a running royalty basis and in other instances, particularly those instances that involve enforcement or litigation efforts on our behalf, licensees typically pay royalties on a fully paid-up non-recurring basis.  Within the IPL segment, revenue arrangements typically include the following elements:

•	Licenses – licenses are issued for the use of existing patents;
•	Release from litigation – we release the licensees from any claims or causes of action for patent infringement as of the effective date of the underlying agreement; and
•	Covenant-not-to-sue provision – we agree to a covenant-not-to-sue provision for infringement of any patents for a specified period commencing on the effective date of the underlying agreement.

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

Running royalties earned from electronic check transactions processed by licensees are recognized on a monthly basis based on the volume of transactions processed.

Fully paid-up royalties earned from licensees are recognized in the period in which the license agreement occurs.

CP Segment

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

Goodwill, Purchased Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill and indefinite-life intangibles annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative estimates of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative estimates could result in smaller or no impairment charges, higher net income and higher asset values. As of March 31, 2011, we had recorded goodwill in connection with our acquisition of Beanstream with a carrying value of approximately $17,874,000. Significant judgments could be required to evaluate goodwill for impairment in the future including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. We evaluate the goodwill related to the Beanstream acquisition on an annual basis as of March 31 or when indicators of impairment may exist.

We also evaluate the other intangible assets related to the Beanstream acquisition on an annual basis as of March 31 or when indicators of impairment may exist. As of March 31, 2011, we had recorded other intangible assets in connection with our acquisition of Beanstream, with a carrying value of approximately $4,215,000, consisting of partner relationships, merchant contracts, existing technology and trade names. The value of the partner relationships as well as the merchant contracts were derived by considering, among other factors, the expected income and discounted cash flows to be generated from such contracts and relationships. The value of the existing technology was derived by considering, among other factors, the expected income and discounted cash flows to be generated, taking into account risks related to the characteristics and applications of the technology and assessments of the life cycle state of the technology. The value of the trade name was derived by considering, among other factors, expected income and discounted cash flows to be generated, also taking into account the expected period in which we intend to utilize the trade name.

Stock-Based Compensation

We issue stock options to our employees and directors under the terms of our 1996 Stock Option Plan and our 2009 Stock Incentive Plan.  We also have a 1998 Stock Incentive Plan, however, its 10-year term has expired and, accordingly, the shares that had remained available for grant pursuant to additional options or other equity awards may no longer be granted under that plan (although, outstanding awards under the 1998 Stock Incentive Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan).

We determine the assumptions used in computing the fair value of the stock options by estimating their expected useful lives, giving consideration to the vesting periods, contractual lives, actual employee forfeitures and the relationship between the exercise price and the historical market value of our common stock, among other factors.  The risk-free interest rate is the federal government zero-coupon bond rate for the relevant expected life.  The fair value of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model.

Future Income Taxes and Valuation Allowance

Future income taxes reflect the net tax effects of temporary differences between the carrying amount of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We assess the likelihood that our future tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage our underlying businesses.  Based on various factors, including our taxable income for the past year and estimates of future profitability, we recorded a partial valuation allowance against our net future tax assets.  If we fail to achieve future taxable income assumed in the calculation of our future tax assets or if we fail to implement feasible and prudent tax planning strategies, we may be required to offset future tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation could have a material adverse impact on our profitability and results of operations. If we do not achieve sufficient Canadian and U.S. taxable income in future years to utilize all or some of our net operating loss carry-forwards, they will expire. See Note 11 to our Consolidated Financial Statements included elsewhere in this report.

Foreign Currency Translation

Except as described below, our functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with CICA Handbook Section 1651 “Foreign Currency Translation” (which is consistent with the FASB issued authoritative guidance regarding foreign currency translation) using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

The functional currency of our Canadian Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with CICA 1651 (which is consistent with the FASB issued authoritative guidance regarding foreign currency translation).  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the year are used to translate Beanstream’s revenues and expenses.  The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

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

Detailed analysis and design phase:

We have completed the second phase of our conversion plan which entails a detailed analysis of all relevant accounting differences between IFRS and existing Canadian GAAP, as identified in the initial scoping and diagnostic phase, which will be impacted by the conversion to IFRS.  The analysis included a review of the changes required to the current accounting policies as well as any policy alternatives.  The implications of these changes on business processes, information systems and internal control over financial reporting have also been analyzed.  We are also in the process of preparing draft financial statements and related note disclosure in accordance with IAS 1 – “Presentation of Financial Statements”.  Training is being provided on a continuous basis to key employees.

Implementation phase:

The final phase of our IFRS changeover plan will entail the implementation of the changes identified in the second phase as well as the approval of IFRS financial statements.  Training will continue to be provided on a ongoing basis to key employees.  The final phase will be completed during the first quarter of fiscal 2012.

Based on the progress to date, the following are the significant accounting policy changes that we expect will have a potential impact on our financial statements.  The key areas are explained below.  Impacts for the 2010 fiscal year-end consolidated financial statements have been quantified where applicable.

•
IAS 1 “Presentation of Financial Statements”, which will require classification changes to the Statement of Earnings by using either the Function of Expense Method or the Nature of Expense Method, as well as additional disclosure requirements.  We expect to be implementing the Function of Expense Method.

•	IAS 17 “Leases”, which may require changes to the basis of the expense recognition over the lease term. We do not expect this standard to have an effect on any of our current leases.

•
IAS 36 “Impairment of Assets”, which will require the impairment of assets to be applied to the Cash Generating Units (CGU), the lowest level at which separately independent cash inflows can be identified.  Assets will be assessed using a one-step test, where the carrying value of an asset or group of assets will be compared directly to its recoverable amount on a discounted cash flow basis.

•
IFRS 2 “Share-based Payments.”  Canadian GAAP allows the preparer to choose from two methods, namely, (a) treating all options granted on a particular date and with the same terms and conditions as one pool (pooling method) and (b) treating options with different vesting dates as different grants (vesting method).  The cost of such methods is calculated according to Black-Scholes for both methods.  For the pooling method, the total expense is amortized on a straight line basis over the longest vesting period of all of the options in the pool resulting in equal charges to income over the period.  The vesting method looks at each vesting tranche and the expense associated with that particular vesting tranche and amortizes that in a straight line.  This second method front-end loads the expense.  Although available under Canadian GAAP, this method is rarely used.  Under IFRS, the vesting method is the only method that may be used.

Using the vesting method as required under IFRS, stock-based compensation for the year ended March 31, 2011 would have been approximately $1,377,000 as opposed to approximately $1,126,000 as recorded under Canadian GAAP, which is a difference of approximately $251,000.

Also under the vesting method, stock-based compensation prior to April 1, 2010, the date of transition, would have been adjusted, resulting in an increase to stock-based compensation of approximately $685,000, with a corresponding amount recorded to contributed surplus.  We elected to use the IFRS 1 exemption whereby calculated fair values for share-based payments that had vested or settled prior to April 1, 2010, were not required to be retrospectively restated.

•
Income Taxes:  Under Canadian GAAP, if additional deferred tax assets that were not recognized at the date of acquisition are realized subsequently, then the adjustment is recognized first against goodwill, then against intangible assets, before any adjustment is recognized as a tax recovery in profit or loss.  Under IFRS, such adjustment is recognized directly in profit or loss.  The recognition of deferred income taxes for temporary differences arising from intercompany transfer of property is prohibited under Canadian GAAP while there is no similar prohibition under IFRS.  Other significant differences may impact us such as accounting for uncertain tax positions and differences relating to presentation and disclosure.

Based on our analysis to date, we expect our financial statement disclosure to be expanded; however, we do not expect to have significant quantitative differences on transition with the exception of stock-based compensation.

We have evaluated the implications of these changes on business processes, information systems, internal control over financial reporting and disclosure controls and procedures and have concluded there is no significant impact as a result of the conversion to IFRS.

As we prepare for our transition, we continue to monitor ongoing changes to IFRS and adjust our transition and implementation plans accordingly.  Our transition remains in line with our implementation schedule and we are on track to meet the timelines essential to changeover.

New Accounting Guidance

Notes 2 in the accompanying consolidated financial statements in this report contain a discussion of new accounting pronouncements and their potential impact on our consolidated results of operations and financial position.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as such term is defined in Item 303(a) (4) of Regulation S-K.

Summary Quarterly Financial Data (Unaudited)

The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2011 and March 31, 2010 (in thousands, except share data):

	Year Ended March 31, 2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$5,131	$5,819	$11,060	$25,150
Net income	388	511	2,119	7,269
Basic net earnings per common share	0.01	0.02	0.08	0.27
Diluted net earnings per common share	0.01	0.02	0.08	0.26

	Year Ended March 31, 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$3,235	$3,252	$4,743	$3,596
Net income (loss)	90	366	(396)	(186)
Basic net earnings (loss) per common share	0.01	0.01	(0.02)	0.00
Diluted net earnings (loss) per common share	0.01	0.01	(0.02)	0.00

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2011, our marketable securities were recorded at a fair value of approximately $4,826,000 with an overall weighted average return of .49% and an overall weighted average life of less than three months. Any exposure to price risk would have an immaterial effect on the recorded value of the marketable securities.

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since we had no long-term debt as of March 31, 2011.  To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

Foreign Exchange Risk

The U.S. dollar is the functional currency of our operations since primarily all of our operations are conducted in U.S. currency.  As a result, when we are paying any obligation that is denominated in a foreign currency, we must generate the amount of cash in U.S. dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).   Accordingly, we are exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to shareholders’ equity until realized.  Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar might have a material adverse effect on our results of operations and financial condition.

ITEM 8.	Financial Statements and Supplementary Data

Information called for by this item is set forth in our Consolidated Financial Statements contained in this report beginning in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and at page F-1.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our Corporation that are designed to ensure that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CAO concluded that, our disclosure controls and procedures were  effectively designed to provide reasonable assurance that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2011 based on the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of March 31, 2011.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Pursuant to Item 308(b) of Regulation S-K, as amended September 21, 2010, management’s report was not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information on our directors, executive officers, and audit committee, compliance with Section 16(a) of the Exchange Act and our code of ethics applicable to our Chief Executive Officer and Chief Accounting Officer will be contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal year 2011, and is incorporated herein by reference.

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

There were no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors implemented during fiscal year 2011.

ITEM 11.	Executive Compensation

Information on compensation of our directors and executive officers will be contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal year 2011, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Security Matters

Information on the securities ownership of certain beneficial owners and our management will be contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal year 2011, and is incorporated herein by reference.

Information required by Item 201(d) of Regulation S-K is set forth under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information on certain relationships, related transactions and director independence will be contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal year 2011, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal year 2011, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

Page	Description

F-1	Grant Thornton LLP, Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets at March 31, 2011 and 2010

F-3	Consolidated Statements of Operations for each of the three years ended March 31, 2011, 2010 and 2009

F-4	Consolidated Statements of Comprehensive Income for each of the three years ended March 31, 2011, 2010 and 2009

F-5	Consolidated Statements of Shareholders' Equity for each of the three years ended March 31, 2011, 2010 and 2009

F-6	Consolidated Statements of Cash Flows for each of the three years ended March 31, 2011, 2010 and 2009

F-7	Notes to Consolidated Financial Statements

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
(file No. 000-13959)).

3.1*	Restated Articles of Incorporation.

3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 000-13959)).

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

10.14††
Settlement and License Agreement between LML Patent Corp and RBS Citizens Bank N.A. dated December 29, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended December 31, 2009, as filed with the SEC on February 12, 2010 (File No. 000-13959)).

10.15
Settlement and License Agreement effective as of June 2, 2010 among LML Patent Corp. and PNC Financial Services Group Inc., PNC Bank N.A. and PNC Bank N.A. as successor in interest for National City Bank (collectively, “PNC”) (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the period ended March 31, 2010, as filed with the SEC on June 24, 2010 (File No. 000-13959)).

10.16
Settlement and License Agreement effective as of July 23, 2010 among LML Patent Corp. and Union Bank N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the SEC on November 15, 2010 (File No. 000-13959)).

10.17
Settlement and License Agreement effective as of September 22, 2010 among LML Patent Corp. and M&T Bank corporation, M&T Bank and M&T Bank N.A. (collectively “M&T Bank”) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010, as filed with the SEC on November 15, 2010 (File No. 000-13959)).

10.18
Settlement and License Agreement effective as of October 4, 2010 among LML Patent Corp. and The Bank of New York Mellon (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010, as filed with the SEC on November 15, 2010 (File No. 000-13959)).

10.19
Settlement and License Agreement effective as of October 4, 2010 among LML Patent Corp. and First National Bank of Omaha and First National Merchant Solutions LLC (f/k/a/ SPC Inc.) (collectively “First National”) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010, as filed with the SEC on November 15, 2010 (File No. 000-13959)).

10.20
Settlement and License Agreement effective as of November 10, 2010 among LML Patent Corp. and Fifth Third Bank (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended December 31, 2010, as filed with the SEC on February 14, 2011 (File No. 000-13959)).

10.21
Settlement and License Agreement effective as of November 12, 2010 among LML Patent Corp. and Regions Bank  (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended December 31, 2010, as filed with the SEC on February 14, 2011 (File No. 000-13959)).

10.22
Settlement and License Agreement effective as of November 12, 2010 among LML Patent Corp. and M & I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended December 31, 2010, as filed with the SEC on February 14, 2011 (File No. 000-13959)).

10.23*	Settlement and License Agreement effective as of February 28, 2011 among LML Patent Corp. and HSBC North America Holdings Inc.

10.24*	Settlement and License Agreement effective as of March 7, 2011 among LML Patent Corp. and Citigroup Inc.

10.25*	Settlement and License Agreement effective as of March 16, 2011 among LML Patent Corp. and PayPal.

21*	Subsidiaries of LML.

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

_______
* filed herewith.

† Management contract or compensatory plan or arrangement.

†† Confidential Treatment has been granted.

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Patrick H. Gaines
Patrick H. Gaines
Chairman of the Board and Chief Executive Officer

Date: June 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

	Title	Date

/s/ Patrick H. Gaines	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 15, 2011
Patrick H. Gaines

/s/ A. Craig Thomson	President	June 15, 2011
A. Craig Thomson

/s/ Richard R. Schulz	Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)	June 15, 2011
Richard R. Schulz

/s/ David C. Cooke	Director	June 15, 2011
David C. Cooke

/s/ Jacqueline Pace	Director	June 15, 2011
Jacqueline Pace

/s/ Greg A. MacRae	Director	June 15, 2011
Greg A. MacRae

INDEPENDENT AUDITOR’S REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of LML Payment Systems Inc.

We have audited the accompanying consolidated financial statements of LML Payment Systems Inc., which comprise the consolidated balance sheets as at March 31, 2011 and March 31, 2010, the consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2011 and a summary of significant accounting policies and other explanatory information.

Management’s responsibility for the financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with Canadian generally accepted accounting principles, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of LML Payment Systems Inc. as at March 31, 2011 and March 31, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011 in accordance with Canadian generally accepted accounting principles.

Emphasis of Matter

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of the Corporation’s financial statements, such as the change described in Note 2(r) to the financial statements relating to multiple deliverable revenue arrangements.  Our report to the shareholders dated June 9, 2011 is expressed in accordance with Canadian generally accepted accounting principles  which do not require a reference to such a change in accounting principles in the auditor’s report when the change is properly accounted for and adequately disclosed in the financial statements.

Vancouver, Canada	/s/ GRANT THORNTON LLP
June 9, 2011	Chartered Accountants

LML PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	March 31,

	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 4)	$26,917,491	$5,069,763
Funds held for merchants (Note 4)	7,164,420	5,804,752
Restricted cash (Note 3(b))	175,000	175,000
Accounts receivable, less allowance of $28,152 (2010: $31,463)	1,103,529	799,584
Corporate taxes receivable	101,162	1,072,930
Prepaid expenses	266,066	416,507
Current portion of future income tax assets (Note 11)	428,240	1,280,860
Total current assets	36,155,908	14,619,396

PROPERTY AND EQUIPMENT, net (Notes 5 and 8)	163,222	219,580

PATENTS (Note 6)	287,877	455,304

RESTRICTED CASH (Note 3(b))	262,644	255,247

FUTURE INCOME TAX ASSETS (Note 11)	761,507	2,406,473

GOODWILL	17,874,202	17,874,202

OTHER INTANGIBLE ASSETS (Note 7)	4,215,187	4,710,337

OTHER ASSETS	21,041	20,641

Total assets	$59,741,588	$40,561,180

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$702,820	$836,274
Accrued liabilities	1,390,847	1,040,443
Corporate taxes payable	4,796,157	-
Funds due to merchants (Note 4)	7,164,420	5,804,752
Current portion of obligations under capital lease (Note 8)	2,460	11,195
Current portion of deferred revenue	1,420,228	1,325,983
Total current liabilities	15,476,932	9,018,647

OBLIGATIONS UNDER CAPITAL LEASE (Note 8)	7,380	9,840

DEFERRED REVENUE	935,979	2,155,162

Total liabilities	16,420,291	11,183,649

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY

CAPITAL STOCK
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 28,127,184 issued and outstanding (2010: 27,241,408)	53,557,276	50,152,385

CONTRIBUTED SURPLUS	7,959,595	7,952,343
DEFICIT	(18,590,128)	(28,877,282)
ACCUMULATED OTHER COMPREHENSIVE INCOME	394,554	150,085
Total shareholders’ equity	43,321,297	29,377,531

Total liabilities and shareholders’ equity	$59,741,588	$40,561,180
Subsequent events (Note 13)

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In U.S. Dollars, except share data)

	Years ended March 31,

	2011	2010	2009

REVENUE	$47,160,490	$14,825,667	$12,378,848

COSTS OF REVENUE (includes stock-based compensation (“s.b.c.”) expense of $118,551 (2010 - $148,228; 2009 - $149,716))	22,701,437	7,655,551	6,057,817
GROSS PROFIT (excludes amortization and depreciation expense)	24,459,053	7,170,116	6,321,031

OPERATING EXPENSES
General and administrative (includes s.b.c. expense of $897,480 (2010 - $1,038,447; 2009 - $1,139,589))	4,337,980	4,337,914	4,341,159
Sales and marketing (includes s.b.c. expense of $49,680 (2010 - $3,025; 2009 - $3,033))	624,930	416,617	323,103
Product development and enhancement (includes s.b.c. expense of $60,693 (2010 - $48,401; 2009 - $48,534))	559,041	467,686	272,499
Amortization of property and equipment	124,070	138,271	124,441
Amortization of patents and intangible assets	662,576	662,576	660,893
Gain on disposal/abandonment of property and equipment	-	(3,830)	(864)
INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	18,150,456	1,150,882	599,800

Foreign exchange (loss) gain	(205,472)	89,455	444,050
Other (expense) income, net	(5,549)	(57,044)	10,898
Interest income	48,330	25,036	226,472
Interest expense	-	(47,771)	(247,536)
INCOME BEFORE INCOME TAXES	17,987,765	1,160,558	1,033,684

Income tax expense (recovery) (Note 11)
Current	5,203,025	(826,246)	846,671
Future	2,497,586	2,112,630	(5,268,153)
	7,700,611	1,286,384	(4,421,482)

NET INCOME (LOSS)	$10,287,154	$(125,826)	$5,455,166

EARNINGS (LOSS) PER SHARE, basic	$0.38	$-	$0.20

EARNINGS (LOSS) PER SHARE, diluted	$0.37	$-	$0.20

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, (Note 9(a))
Basic	27,342,799	27,116,408	26,834,165
Diluted	27,844,113	27,116,408	26,834,165

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In U.S. Dollars)

	Years ended March 31,

	2011	2010	2009

Net income (loss)	$10,287,154	$(125,826)	$5,455,166

Unrealized foreign exchange gain (loss) on translation of self-sustaining operations	244,469	235,563	(66,432)
Comprehensive income	$10,531,623	$109,737	$5,388,734

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)

				Accumulated
				Other
	Common		Contributed	Comprehensive
	Shares	Amount	Surplus	Income (Loss)	Deficit	Total
Balance as at March 31, 2008	26,341,832	$48,071,980	$5,391,187	$(19,046)	$(34,206,622)	$19,237,499

Net income	-	-	-	-	5,455,166	5,455,166
Change in cumulative translation adjustment	-	-	-	(66,432)	-	(66,432)
Acquisition	774,576	1,971,125	-	-	-	1,971,125
Share issuance cost	-	(3,537)	-	-	-	(3,537)
Stock-based compensation (Note 9(b))	-	-	1,340,872	-	-	1,340,872
Balance as at March 31, 2009	27,116,408	50,039,568	6,732,059	(85,478)	(28,751,456)	27,934,693

Net income	-	-	-	-	(125,826)	(125,826)
Change in cumulative translation adjustment	-	-	-	235,563	-	235,563
Exercise of stock options	125,000	95,000	-	-	-	95,000
Reallocation of contributed surplus on exercise of options	-	17,817	(17,817)	-	-	-
Stock-based compensation (Note 9(b))	-	-	1,238,101	-	-	1,238,101
Balance as at March 31, 2010	27,241,408	50,152,385	7,952,343	150,085	(28,877,282)	29,377,531

Net income	-	-	-	-	10,287,154	10,287,154
Change in cumulative translation adjustment	-	-	-	244,469	-	244,469
Previous capital consolidation adjustment (Note 9(e))	10,576	-	-	-	-	-
Exercise of stock options	545,200	1,126,648	-	-	-	1,126,648
Exercise of warrants	330,000	1,122,000	-	-	-	1,122,000
Reallocation of contributed surplus on exercise of options and warrants	-	1,156,243	(1,156,243)	-	-	-
Stock-based compensation (Note 9(b))	-	-	1,126,403	-	-	1,126,403
Stock-based compensation – income taxes	-	-	37,092	-	-	37,092

Balance as at March 31, 2011	28,127,184	$53,557,276	$7,959,595	$394,554	$(18,590,128)	$43,321,297

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)

	Years ended March 31,

	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$10,287,154	$(125,826)	$5,455,166
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provisions for losses on accounts receivable	-	5,705	17,461
Amortization of property and equipment	124,070	138,271	124,441
Amortization of patents and intangible assets	662,576	662,576	660,893
Gain on disposal/abandonment of property and equipment	-	(3,830)	(864)
Stock-based compensation	1,126,404	1,238,101	1,340,872
Stock-based compensation – income taxes	37,092
Future income taxes	2,497,586	2,112,630	(5,268,153)
Foreign exchange gain	(3,592)	(353,935)	(370,692)

Changes in non-cash operating working capital
Restricted cash	-	(100,000)	75,000
Accounts receivable	(262,848)	50,004	(214,903)
Corporate taxes receivable	1,002,041	(1,072,930)	-
Prepaid expenses	154,307	(110,661)	(28,405)
Other assets	-	-	-
Accounts payable and accrued liabilities	170,393	255,012	(536,940)
Corporate taxes payable	4,796,157	(334,296)	(204,471)
Deferred revenue	(1,133,735)	(1,225,382)	(1,352,311)
Net cash provided by (used in) operating activities	19,457,605	1,135,439	(302,906)

INVESTING ACTIVITIES:
Other assets	-	-	2,785
Proceeds from disposal of property and equipment	-	3,830	5,500
Acquisition of property and equipment	(63,473)	(80,223)	(126,076)
Development of patents	-	-	(1,652)
Net cash used in investing activities	(63,473)	(76,393)	(119,443)

FINANCING ACTIVITIES:
Payments on capital leases	(11,047)	(178,423)	(190,746)
Payment of promissory note	-	(2,321,460)	(2,843,974)
Proceeds from exercise of stock options	1,126,648	95,000	-
Proceeds from exercise of warrants	1,122,000	-	-
Share capital financing costs	-	-	(3,537)
Net cash provided by (used in) financing activities	2,237,601	(2,404,883)	(3,038,257)

Effects of foreign exchange rate changes on cash and cash equivalents	215,995	277,070	(150,632)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,847,728	(1,068,767)	(3,611,238)

Cash and cash equivalents, beginning of year	5,069,763	6,138,530	9,749,768

Cash and cash equivalents, end of year	$26,917,491	$5,069,763	$6,138,530
Cash and cash equivalents consist of:
Cash	$22,091,702	$2,655,681	$558,571
Money market fund	109,905	109,787	109,524
Commercial paper	4,715,884	2,304,295	5,470,435
	$26,917,491	$5,069,763	$6,138,530
Supplemental disclosure of cash flow information:
Interest paid	$-	$48,034	$414,603
Taxes paid	$705,000	$435,138	$1,240,310
Taxes received	$(1,523,196)	$-	$-

Non-cash investing and financing transactions not included in cash flows:
Property and equipment acquired through capital leases	$-	$28,574	$-

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

1.	NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2(a), is a financial payment processor providing electronic payment, risk management, and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.  The Corporation links merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  The Corporation has partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable its customers to safely and reliably conduct e-Commerce.  The Corporation provides its electronic payment, authentication and risk management services to over 10,000 businesses and organizations in Canada and the United States of America (“U.S.”).  The Corporation also provides check processing solutions including primary and secondary check collection including electronic check re-presentment (RCK) to retailers in the U.S.

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
LML Payment Systems Corp.
Beanstream Internet Commerce Corp.

(b)	Use of Estimates and Measurement Uncertainty

The preparation of financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to, among others, the allowance for doubtful accounts, determination of impairment of assets, determination of stock-based compensation expense, useful lives for depreciation and amortization and recoverability of future income taxes.  Actual results could differ from those estimates.

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

The Corporation incurs costs to research and develop its proprietary software products to be sold, licensed or otherwise marketed.  Costs incurred in the research phase are expensed as incurred.  Costs incurred in the development phase are expensed as incurred unless a project meets the criteria under Canadian GAAP for deferral and amortization, in which case the development costs are deferred and amortized over the estimated useful life of the software product developed.  Amortization commences when development of the software is complete and the product is available for sale to customers.  During the fiscal years ended March 31, 2011 and 2010, the Corporation did not defer any development costs.

(h)	Patents

Patent costs are amortized using the straight-line method over the estimated useful life of 15 years.

(i)	Impairment of Long-lived Assets

Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)	Goodwill

Goodwill represents the excess of purchase price over the fair values of the identifiable assets acquired and liabilities assumed.  Goodwill is not amortized and is tested at least annually for impairment or more frequently if an event or circumstance occurs that more likely than not reduces the fair value of a reporting unit below its carrying amount.  Any resulting write-down, representing the difference between fair value and the carrying amount, is recorded in the period in which the impairment occurs.

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

Intangible assets relate to the acquisition of partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years on a straight-line basis.  The existing technology is amortized over five years on a straight-line basis.  Trade names are considered indefinite-life intangible assets and as such are not amortized. Trade names are tested for impairment at least annually or more frequently if an event or circumstance occurs that more likely than not reduces the fair value of the asset below its carrying amount.

(l)	Revenue Recognition

The Corporation’s revenue is derived from three separate lines of business:  (i) transaction payment processing; (ii) intellectual property licensing and (iii) check processing.  For the fiscal year ended March 31, 2009, revenue was recognized in accordance with Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3400, “Revenue” (“CICA 3400”) and with the corresponding FASB issued authoritative guidance on revenue recognition. In addition to these revenue recognition policies, effective April 1, 2009, for revenue arrangements with multiple deliverables that are outside the scope of the FASB issued authoritative guidance on software revenue recognition, the Corporation has adopted the provisions of CICA’s Emerging Issues Committee Abstract of Issues Discussed, “Multiple Deliverable Revenue Arrangements” (“EIC 175”), issued on December 24, 2009. EIC 175 does not differ materially from the application required under similar FASB issued authoritative guidance.

Revenue from the Corporation’s transaction payment processing (“TPP”) segment is derived from transaction fees, monthly gateway fees and one-time set-up fees paid by merchants.  Transaction fees are recognized in the period in which the transaction occurs.  Gateway fees are monthly subscription fees charged to the merchant customers for the use of its payment gateway and are recognized in the period in which the service is provided.  Set-up fees represent one-time charges for initiating the processing services.  Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants.

Our IPL segment revenues are derived from licensing fees paid to us by licensees of our intellectual property.  In some instances, licensees pay licensing fees on a running royalty basis and in other instances, particularly those instances that involve enforcement or litigation efforts on our behalf, licensees typically pay royalties on a fully paid-up non-recurring basis. Within the Intellectual Property Licensing (“IPL”) segment, revenue arrangements typically include the following elements:

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

Revenue from the Corporation’s check processing (“CP”) segment consists primarily of transaction charges from primary and secondary check collection business, including electronic check re-presentment. Fees associated with the primary and secondary check collection business, including electronic check re-presentment, are contingent on successful recovery and, accordingly, revenue is recognized as cash is received.

(m)	Income Taxes

The liability method is used in accounting for income taxes.  Under this method, income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and measured using the substantively enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are provided against net future income tax assets when it is more likely than not those assets may not be realized.

(n)	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of stock options granted using the treasury stock method.

(o)	Stock-based Compensation Plans

The Corporation has three stock-based compensation plans, described more fully in Note 9. The Corporation applies the fair value recognition provisions of CICA Handbook Section 3870 “Stock-based compensation and other stock-based payments” (“Section 3870”) which does not differ materially from the application required under the FASB issued authoritative guidance regarding share-based payment. Under these standards, share-based payment transactions with employees are required to be measured based on the grant-date fair value of the equity instrument issued and recognized as a compensation expense over the requisite service period.  The Corporation recognizes stock-based compensation expense over the requisite service period during which an employee is required to provide service in exchange for the equity instrument award, which generally is the vesting period with the offsetting credit to contributed surplus.  Upon the exercise of an equity instrument award, any amounts originally credited to contributed surplus are credited to capital stock.  The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized.  Forfeiture estimates are revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates.

Any consideration paid on the exercise of equity awards or purchase of equity is credited to share capital.

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

The functional currency of the Corporation’s Canadian Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with Section 1651 and the FASB issued authoritative guidance regarding foreign currency translation.  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the period are used to translate Beanstream’s revenues and expenses.  Gains and losses arising on the translation of Beanstream’s financial statements are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income.

(q)	Fianncial Instruments

All financial instruments are classified into one of five categories: held-for trading, held-to-maturity investments, loans and receivables, available-for-sale financial assets or other financial liabilities. All financial instruments are measured in the balance sheet at fair value except for loans and receivables, held-to-maturity investments and other financial liabilities which are measured at amortized cost using the effective interest method. Subsequent measurement and changes in fair value will depend on their initial classification, as follows: held-for-trading financial assets are measured at fair value and changes in fair value are recognized in net income. Available-for-sale financial instruments are measured at fair value with changes in fair value recorded in other comprehensive income until the instrument is derecognized or impaired.

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

Financial Instruments – Disclosures

In June 2009, the Canadian Accounting Standards Board issued an amendment to CICA Section 3862, “Financial Instruments – Disclosures” in order to harmonize Section 3862 with International Financial Reporting Standard No. 7 – Financial Instruments Disclosures (“IFRS 7”).  The purpose was to establish a framework for measuring fair value and expand disclosures about fair value measurements.  According to amended Section 3862, an entity shall classify fair value measurements using a fair value hierarchy that reflects the significance of the inputs used in making the measurements.  The fair value hierarchy shall have the following levels:  (a) quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1); (b) inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices) (Level 2); and (c) inputs for the asset or liability that are not based on observable market data (unobservable inputs) (Level 3).  These standards apply to interim and annual consolidated financial statements relating to fiscal years ending after September 30, 2009.  The disclosures required as a result of these amendments are included in Note 3.

Credit Risk and Fair Value of Financial Assets and Financial Liabilities

Effective April 1, 2009, the Corporation adopted EIC Abstract 173, “Credit Risk and Fair Value of Financial Assets and Financial Liabilities”.  This abstract requires that credit risk be taken into account in determining the fair value of financial assets and financial liabilities, including derivative instruments.  The adoption of this abstract did not result in a material impact on the Corporation’s  consolidated financial statements.

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

Implementing IFRS will have an impact on accounting, financial reporting and supporting IT systems and processes.  It may also have an impact on taxes, contractual commitments involving clauses based on generally accepted accounting principles, long-term employee compensation plans and performance metrics.  Accordingly, when the Corporation executes its IFRS implementation plan, it will have to include measures to provide extensive training to key finance personnel, to review contracts and agreements and to increase the level of awareness and knowledge among management, the Board of Directors and the Audit Committee.  Additional resources have been engaged to ensure the timely conversion to IFRS. As at March 31, 2011, the Corporation has completed an IFRS diagnostic, finalized its elections under IFRS 1 “First Time Adoption to IFRS”, and determined its accounting policy choices, identified any modifications to internal processes, IT and data systems, and internal control over financial reporting required to support the change, and identified the training needs of its employees impacted by the conversion to IFRS. The Corporation is in the process of completing its IFRS compliant April 1, 2010 transition date balance sheet and expects it to be completed during the first quarter of fiscal 2012.

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

(a)
The Corporation classifies its cash and cash equivalents, funds held for merchants and restricted cash as held-for-trading. Accounts receivable are classified as loans and receivables. Accounts payable, certain accrued liabilities and funds due to merchants are classified as other financial liabilities.

CICA Handbook Section 3862, “Financial Instruments – Disclosures”, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair values.  The Corporation’s held-for-trading financial instruments at March 31, 2011 and 2010 are classified as “Level One – Quoted prices in active markets” and consist of cash and cash equivalents, funds held for merchants and restricted cash.

Carrying value and fair value of financial assets and liabilities as at March 31, 2011 and 2010 are summarized as follows:

	March 31, 2011		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Held-for-Trading	$34,519,555	$34,519,555	$11,304,762	$11,304,762
Loans and receivables	1,103,529	1,103,529	799,584	799,584
Other financial liabilities	9,258,087	9,258,087	7,681,469	7,681,469

Management reviewed all significant financial instruments held by the Corporation and determined that, due to the short term nature of its financial instruments, no material differences between fair value and carrying value existed as at the reporting date.

(b)	Restricted Cash.

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $175,000 (March 31, 2010 - $175,000) against charge back losses.  Non-current restricted cash represents funds held by a third party processor as security for the Corporation’s merchant accounts.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3.	FINANCIAL INSTRUMENTS (continued)

(c)	Market Risk

Currency Risk

The Corporation’s functional currency is the U.S. dollar except for the Corporation’s Canadian Beanstream subsidiary whose functional currency is the Canadian dollar.  Movements in the foreign currency exchange rate between the Canadian and U.S. dollar will give rise to gains and losses to the Corporation due to the existence of cash balances and other monetary assets and liabilities denominated in a currency other than the functional currency of each entity within the consolidated group. Significant losses may occur due to significant balances of cash and cash equivalents and short-term investments held in Canadian dollars (U.S. dollars for Beanstream) that may be affected negatively by an increase in the value of the U.S. dollar as compared to the Canadian dollar (Canadian dollar as compared to the U.S. dollar for Beanstream). The Corporation has not hedged its exposure to foreign currency fluctuations.

As at March 31, 2011 and March 31, 2010, the Corporation is exposed to currency risk through its cash and cash equivalents, restricted cash, funds held for merchants, accounts receivable, accounts payable, accrued liabilities, and funds due to merchants denominated in Canadian dollars (U.S. dollars for Beanstream).

Based on the foreign currency exposure as at March 31, 2011 and March 31, 2010 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $453,920 and $243,571 respectively, in the Corporation’s foreign currency loss/gain.

As at March 31, 2011 and March 31, 2010, the Corporation’s Canadian Beanstream subsidiary was exposed to currency risk on the translation of its financial instruments to U.S. dollars under the current rate method in accordance with Section 1651 and the FASB issued authoritative guidance regarding foreign currency translation.  Beanstream’s financial instruments are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.   Gains and losses arising on the translation of Beanstream’s financial instruments are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income. Based on the foreign currency exposure as at March 31, 2011 and March 31, 2010 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $38,062 and $18,922, respectively, in the Corporation’s other comprehensive income.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Corporation’s exposure to interest rate risk is limited as its cash and payment processing accounts earn minimal interest.

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at March 31, 2011, the balance of the Corporation’s allowance for doubtful accounts was $28,152 (March 31, 2010 - $31,463).  The Corporation has good credit history with its customers and the amounts due from them are received as expected.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

3.	FINANCIAL INSTRUMENTS (continued)

Pursuant to their respective terms, accounts receivable are aged as follows at March 31, 2011:

0-30 days	$789,904
31-60 days	266,331
61-90 days	98
Over 90 days due	75,348
$1,131,681

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection.  At March 31, 2011, three customers accounted for 19%, 13% and 10% of the Corporation’s accounts receivable balance (March 31, 2010 – 25%, 19% and 2%).

(e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they are due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Contractual Obligations, at March 31, 2011
Accounts payable and accrued liabilities	$2,093,667	$2,093,667	$-	$-	$-
Funds due to merchants	7,164,420	7,164,420	-	-	-
Capital lease obligations	9,840	2,460	4,920	2,460	-
Total	$9,267,927	$9,260,547	$4,920	$2,460	$-

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Contractual Obligations, at March 31, 2010
Accounts payable and accrued liabilities	$1,876,717	$1,876,717	$-	$-	$-
Funds due to merchants	5,804,752	5,804,752	-	-	-
Capital lease obligations	21,035	11,195	4,920	4,920	-
Total	$7,702,504	$7,692,664	$4,920	$4,920	$-

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

4.	CASH AND CASH EQUIVALENTS AND FUNDS HELD FOR/DUE MERCHANTS

Cash and cash equivalents

At March 31, 2011, the Corporation held $26,917,491 (March 31, 2010: $5,069,763) in cash and cash equivalents.  Included in this balance is $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use by the Corporation.

Funds held for/due to merchants

At March 31, 2011, the Corporation was holding funds due to merchants in the amount of $7,164,420 (2010 – $5,804,752).    The funds held for/due to merchants are comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;
•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and
•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

5.	PROPERTY AND EQUIPMENT

	2011

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$1,620,633	$1,564,593	$56,040
Computer software	1,346,200	1,285,998	60,202
Furniture and fixtures	293,768	292,628	1,140
Leasehold improvements	260,826	260,058	768
Office equipment	758,477	713,405	45,072
Website & trademarks	38,186	38,186	-
Total cost	$4,318,090	$4,154,868	$163,222

	2010

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$1,573,735	$1,512,148	$61,587
Computer software	1,321,428	1,232,253	89,175
Furniture and fixtures	293,768	291,717	2,051
Leasehold improvements	260,692	259,423	1,269
Office equipment	744,269	678,886	65,383
Website & trademarks	38,186	38,071	115
Total cost	$4,232,078	$4,012,498	$219,580

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

5.	PROPERTY AND EQUIPMENT (continued)

Depreciation expense on property and equipment totaled $124,070 in 2011, $138,270 in 2010 and $124,441 in 2009. Property and equipment include $12,300, $29,770 and $7,367 of assets that are financed under capital leases for the years ended March 31, 2011, March 31, 2010 and March 31, 2009, respectively.  Accumulated amortization on these assets totals $2,460, $1,849 and $3,806 for the years ended March 31, 2011, March 31, 2010 and March 31, 2009, respectively.  Amortization of assets under capital lease is included in depreciation expense and totaled $2,460 in 2011, $1,731 in 2010 and $1,473 in 2009.

6.	PATENTS

	2011	2010

Cost	$2,045,715	$2,045,715
Less: accumulated amortization	1,757,838	1,590,411
Net book value	$287,877	$455,304

Amortization expense totaled $167,427 in 2011, $167,426 in 2010 and $165,743 in 2009.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31

2012	$165,950
2013	$121,927
2014	$-
2015	$-
2016	$-

7.	OTHER INTANGIBLE ASSETS

The components of other intangible assets are as follows:

	2011			2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$348,000	$580,000	$928,000	$255,200	$672,800
Merchant contracts	2,963,500	1,111,313	1,852,187	2,963,500	814,963	2,148,537
Existing technology	530,000	397,500	132,500	530,000	291,500	238,500
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500	1,650,500	-	1,650,500
	$6,072,000	$1,856,813	$4,215,187	$6,072,000	$1,361,663	$4,710,337

    Amortization expense for other intangible assets totaled $495,150 for the fiscal year ended March 31, 2011 (March 31, 2010 - $495,150; March 31, 2009 - $495,150).

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

In September 2009, the Corporation entered into a lease agreement with Dell Financial Services Canada to finance an equipment purchase of $17,470.  Lease payments were due monthly under the lease term of twelve (12) months. Title to the equipment transferred to the Corporation at the expiration of the lease. Accordingly, these amounts have been recorded as a capital lease.

Future minimum payments due	2011	2010

2011	$-	$12,226
2012	2,460	2,460
2013	2,460	2,460
2014	2,460	2,460
2015	2,460	2,460
Less amount representing interest	-	(1,031)
Net principal balance	9,840	21,035

Less current portion	(2,460)	(11,195)
	$7,380	$9,840

The lease is collateralized by the equipment under capital lease.

9.	SHARE CAPITAL

(a)	Weighted average common shares outstanding

Dilutive securities included in the determination of the weighted average number of common shares outstanding for the purposes of computing diluted earnings per common share using the treasury stock method included 1,775,300 shares issuable pursuant to outstanding stock option awards.  Application of the treasury stock method resulted in an additional 501,314 common shares being included in the computation of diluted earnings per share.

As a result of the net losses incurred for 2010, the effect of dilutive securities would have been anti-dilutive to the diluted loss per common share computations and were thus excluded.  Dilutive securities that would have otherwise been included in the determination of the weighted average number of common shares outstanding for the purposes of computing diluted earnings per common share included 500,000 issuable under stock options.

For the fiscal year ended March 31, 2009, the Corporation’s stock options and warrants have been excluded from the calculation of diluted earnings per share and diluted weighted average common shares outstanding because the average trading price of the Corporation’s publicly traded shares was below the exercise price of the stock options and warrants.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

9.	SHARE CAPITAL (continued)

(b)	Stock Options

The Corporation maintains three stock option plans; the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Incentive Plan (the “1998 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”).  The 10-year term of the 1998 Plan expired on July 28, 2008 and, accordingly, the 4,825,217 shares that had remained available for grant pursuant to additional stock options or other equity awards may no longer be granted under that plan (although, outstanding awards under the 1998 Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan). At March 31, 2011, 362,000 common shares were reserved for issuance pursuant to the 1996 Plan and 5,262,500 common shares were reserved for issuance pursuant to the 2009 Plan.  These amounts reflect the limit of shares collectively that may be issued pursuant to stock options and/or other equity awards that are granted pursuant to the 1996 Plan and the 2009 Plan, respectively, less the number of shares subject to stock options and/or other equity awards that have been granted and are still outstanding and the number of shares subject to stock options and/or other equity awards that have been granted and exercised. The 10-year term of the 1998 Plan has expired and, accordingly, no additional options or other equity awards may be granted under that plan (however, outstanding awards under the 1998 Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan).  All director, officer and employee stock options or equity awards are granted under either the 1996 Plan or the 2009 Plan.  The exercise price of stock options granted under the 1996 Plan and the 2009 Plan is equivalent to the closing price of the Corporation’s shares as quoted on the NADSAQ Stock Market on the date the stock option is granted. Stock options granted to independent directors vest one year from the date of grant and are exercisable for a period of five years in accordance with the compensation plan adopted for the Corporation’s independent directors during the fiscal year ended March 31, 2005.  Stock options granted to executive officers have varying vesting schedules, which range from immediate vesting of all of the stock options granted to vesting over a five-year period, and are exercisable for periods ranging from five to ten years.  Stock options granted to employees normally vest over a three-year period and are exercisable for a period of five years from the date of grant.  Generally, stock options granted to employees are forfeited 30 days after leaving the employment of the Corporation.

Stock option activity for the fiscal years ended March 31:

	2011		2010		2009
	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price
Stock options outstanding, beginning of year	3,640,000	$3.11	4,005,000	$3.74	4,207,500	$3.73
Granted	1,745,000	1.62	500,000	0.68	-	-
Forfeited	(352,500)	3.98	(740,000)	5.28	(202,500)	3.53
Exercised	(545,200)	2.07	(125,000)	0.76	-	-
Stock options outstanding, end of year	4,487,300	2.59	3,640,000	3.11	4,005,000	3.74

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

9.	SHARE CAPITAL (continued)

The stock options granted during the fiscal year ended March 31, 2011 have a grant date fair value of $1.04 per stock option and the stock options granted during the fiscal year ended March 31, 2010 have a grant date fair value of $0.38 per stock option for 375,000 stock option grants and $0.44 per stock option for 125,000 stock option grants.  There were no stock options granted during the fiscal year ended March 31, 2009.

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes Option Pricing Model with the following assumptions:

	Years ended March 31
	2011	2010	2009

Risk-free interest rate	2.79%	2.30% - 2. 32%	-
Expected volatility	88.09%	77.93% - 78.09%	-
Expected life of stock option (in years)	4	4	-
Dividend yield	-	-	-

The total fair value of stock-based compensation is amortized over the vesting of previously issued stock options and resulted in a stock-based compensation expense of $1,126,403 for the fiscal year ended March 31, 2011 (2010 - $1,238,101; 2009 - $1,340,872).

The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable
Range ($)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)

0.65	229,800	$0.65	3.38	136,050	$0.65	3.38
1.62	1,545,500	1.62	4.39	458,000	1.62	4.39
2.95	107,500	2.95	0.52	107,500	2.95	0.52
3.00-3.90	2,604,500	3.32	4.89	2,364,500	3.36	4.67
	4,487,300	2.59	4.53	3,066,050	2.96	4.43

(c)	Beanstream acquisition additional contingent consideration

During the fiscal year ended March 31, 2009, the Corporation issued shares of its common stock pursuant to an earn-out provision in the Beanstream arrangement agreement. The issuance consisted of 774,576 shares of its common stock to the former Beanstream shareholders.

(d)	Private Placement

In March 2008, the Corporation completed a private placement of common stock. The private placement consisted of 4,000,000 common shares at a purchase price of $1.80 per common share, from which the Corporation realized $7,200,000. The Corporation paid a financial advisor a 6.5% fee in cash as well as warrants to acquire 400,000 shares of the Corporation’s common stock. The warrants are exercisable at $3.40 per share for a period of five years from March 26, 2008.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

9.	SHARE CAPITAL (continued)

       The fair value of the private placement warrants was calculated as $1.62 per share, based on the Black-Scholes Option Pricing Model with the following assumptions:

•	Risk-free interest rate of 3.825%;
•	Expected volatility of 57.5%;
•	Expected life of the warrants of 4 years; and
•	No dividend yields.

The total fair value of approximately $649,500 is included in contributed surplus.  During the fiscal year ended March 31, 2011, 330,000 warrants were exercised resulting in the issuance of 330,000 of the Corporation’s common stock. The fair value of $553,838 attributable to these exercised warrants was allocated from contributed surplus to common share value. As of March 31, 2011, 70,000 warrants remain outstanding.

(e)	Capital adjustment

Due to fractional rounding resulting from ongoing exchanges processed for previous capital consolidations of the shares in the capital of the Corporation and its corporate predecessors, the recorded total of issued and outstanding shares in the capital of the Corporation (“Common Shares”) as of dates in April and May 2003 was 10,576 Common Shares less than should have been recorded on the share register of the Corporation at that time.

As a result, during the quarter ended June 30, 2010, the Corporation’s board of directors ratified the issuance of the following numbers of Common Shares on the following dates in respect of shareholders in the following predecessor corporations of the Corporation who had not, by that time, exchanged their shares in such predecessor corporations for Common Shares:

Predecessor Corporation	Date of Issuance	Number of Common Shares

Solid Gold Capital Corp.	May 13, 2003	79
Ruskin Developments Ltd.	May 13, 2003	208
Leisureways Marketing Ltd.	May 13, 2003	225
Santa Sarita Mining Company Limited	April 7, 2003	10,064

10.	EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401(k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees’ contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2011, 2010 and 2009 of $3,204, $4,070 and $2,769, respectively.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	INCOME TAXES

At March 31, 2011, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $1,291,619 and U.S. federal net operating loss carry-forwards of $1,937,972.  Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use.   These losses expire as follows:

Canadian non-capital loss-carry-forwards:		U.S. federal net operating loss carry-forwards:

2031	$1,291,619	2017 to 2030	$1,937,972

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s future income tax assets as of March 31, 2011 and 2010 are as follows:

	2011	2010
Future income tax assets:
Excess of tax value over the net book value for capital assets	$663,663	$708,083
Canadian non-capital loss carry-forwards	335,821	858,167
U.S. federal net operating loss carry-forwards	717,050	2,840,630
U.S. alternative minimum tax carry-forwards	92,419	92,418
Other	97,844	-
Total future income tax assets	1,906,797	4,499,298
Valuation allowance for future income tax assets	(717,050)	(811,965)
Net future income tax assets	$1,189,747	$3,687,333

A portion of  potential income tax benefits related to future income tax assets have not been recognized in the consolidated financial statements as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation due to the Corporation’s history of losses.

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using statutory tax rates of 29%, 29.63% and 30.63% at March 31, 2011, 2010 and 2009, respectively, is as follows:

	2011	2010	2009

Income taxes at statutory rates	$5,216,452	$186,266	$316,566
State income taxes	-	16,800	16,800
Stock-based compensation and other permanent differences	545,349	333,806	489,341
Effect of U.S. tax rates	1,627,215	89,158	71,986
Expiration of loss carry-forwards	74,965	(80,496)	361,900
Effect of foreign exchange translation of foreign currency denominated future income tax assets	(96,615)	531,811	-
Effect of change in tax rates and other	428,160	472,997	(74,762)
Utilization of U.S. federal net operating losses	-	-	590,587
Decrease in valuation allowance	(94,915)	(263,958)	(6,193,900)
	$7,700,611	$1,286,384	$(4,421,482)

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

11.	INCOME TAXES (continued)

During the Corporation’s 2011 assessment of the realizability of its future income tax assets, the Corporation considered all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Corporation is responsible for assumptions utilized including the amount of pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates it uses to manage the underlying businesses.  Based upon this assessment, the Corporation decreased the valuation allowance for the fiscal year ended March 31, 2011 as the realization of future income tax assets of $1,189,747 meets the requirements of “more likely than not” under the liability method of tax allocation.

12.	COMMITMENTS AND CONTINGENCIES

(a)
On November 19, 2008, a subsidiary of the Corporation filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States (the “2008 Litigation”).  In the suit, the subsidiary of the Corporation alleges that the defendants infringe U.S. Patent No. RE40,220 (the “40,220 Patent”) and is seeking damages and injunctive and other relief for the alleged infringement of this patent.

During the fiscal year ended March 31, 2011,the subsidiary of the Corporation entered into a Settlement and License Agreement with each of the following defendants in the 2008 Litigation (the “2008 Litigation License Agreements”): PNC Financial Services Group Inc., PNC Bank N.A. and PNC Bank N.A. as successor in interest to National City Bank (collectively “PNC”); Union Bank N.A.; M&T Bank Corporation, M&T Bank  and M&T Bank N.A. (collectively “M&T Bank”); The Bank of New York Mellon; First National Bank of Omaha and First National Merchant Solutions LLC (formerly known as SPC Inc.) (collectively “First National”); Fifth Third Bank; Regions Bank; M&I Marshall and Ilsley Bank; HSBC North America Holdings Inc.; Citigroup Inc.; and PayPal, each a “Released Defendant”.  The 2008 Litigation License Agreements provided each of the Released Defendants with a fully paid-up license to certain of the subsidiary of the Corporation’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the 2008 Litigation License Agreements, the subsidiary of the Corporation received compensation totaling $30,235,000 for releases, licenses, covenants and all other rights granted under the 2008 Litigation License Agreements and, pursuant to each of the 2008 Litigation License Agreements, the lawsuit against each of the Released Defendants was dismissed.  Pursuant to a retention agreement with its legal firm, the subsidiary of the Corporation paid approximately $12,834,049 in legal fees for the firm’s services in connection with the 2008 Litigation License Agreements.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

12.	COMMITMENTS AND CONTINGENCIES (continued)

Given the number and size of the defendants in the 2008 Litigation, during the three months ended December 31, 2010, the subsidiary of the Corporation filed a motion to separate the defendants in the 2008 Litigation into groups for the purpose of holding separate trials so that each trial can be conducted in a feasible and judicious manner.  In January 2011, the Court in the 2008 Litigation issued a trial order that: (i) defendants Citibank, HSBC Bank USA N.A. and PayPal be grouped together for a trial to begin on March 8, 2011 (the “Phase I trial”); (ii) defendants JPMorgan, Wells Fargo and Wachovia be grouped together for a trial to begin on October 4, 2011 (the “Phase II trial”) and (iii) defendants Capital One, Northern Trust and Deutsche Bank be grouped together for another  trial also to begin on October 4, 2011 (the “Phase III trial”).  In addition, to enable the Court and the parties to the Phase I trial to better focus on the issues pertinent to the Phase I trial, the Court also ordered that pre-trial proceedings be stayed until further notice as to all defendants in the Phase II and Phase III trials. As a result of the settlements reached with each of HSBC North American Holdings Inc., Citigroup Inc. and PayPal Inc., during the fourth quarter of fiscal 2011, the Phase I trial was rendered moot and did not take place.  On May 23, 2011, the temporary stay order with respect to the Phase II and Phase III trials was lifted and they remain set to commence on October 4, 2011.

(b)
On June 4, 2009, a subsidiary of the Corporation filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States (the “2009 Litigation”).  In the 2009 Litigation, the subsidiary of the Corporation alleged that the defendants infringed the 40,220 Patent and sought damages and injunctive and other relief for the alleged infringement of this patent.  In January 2011, the subsidiary of the Corporation entered into a Settlement and License Agreement with each of the following defendants in the 2009 Litigation: Texas Heritage National Bank (“Heritage”); PlainsCapital Bank (“PlainsCapital”); and First Bank (“First”) (collectively, the “2009 Litigation License Agreements”). The 2009 Litigation License Agreements provide each of Heritage, PlainsCapital and First with a fully paid-up license to certain of the subsidiary of the Corporation’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the 2009 Litigation License Agreements, the subsidiary of the Corporation received compensation totaling $63,500 for the releases, licenses, covenants and all other rights granted under the 2009 Litigation License Agreements.  The claims for patent infringement against the remaining original defendants in the 2009 Litigation were dismissed without prejudice on January 26, 2011.

The 2008 Litigation License Agreements and the 2009 Litigation License Agreements contained a number of elements for which revenue has been recognized in these consolidated financial statements under the guidance of EIC -175, which does not differ materially from the application required under the FASB issued authoritative guidance on revenue arrangements with multiple deliverables.  Total consideration received under the 2008 Litigation License Agreements and the 2009 Litigation License Agreements have been allocated to each of the following deliverables using the relative selling price method:

•	Licenses – the Corporation has issued a license for the use of existing patents. This revenue has been recognized in the respective period.
•
Release from litigation – the Corporation has agreed to release the Released Defendants, Heritage, PlainsCapital and First from any claims or causes of action for patent infringement as of the effective date of their respective Settlement and License Agreements.  This revenue has been recognized in the respective period.

•
Covenant-not-to-sue provision – the Corporation has agreed to a covenant-not-to-sue provision for infringement of any patents for a specified period commencing on the effective dates of the Settlement and License Agreements. This revenue has been deferred and will be recognized ratably over the specified period.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

12.	COMMITMENTS AND CONTINGENCIES (continued)

(c)
On May 13, 2010, four of the defendants in the 2008 Litigation submitted a request for inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims became subject to reexamination and were rejected.  All 16 of the patent claims that were rejected and are now subject to re-examination are claims that LML Patent Corp. has asserted and is/was seeking to enforce in both the 2008 and 2009 Litigations.  During the three months ended December 31, 2010, LML Patent Corp. filed a response to this non-final office action with the USPTO, following which the Third Party Requester filed a response to LML Patent Corp.’s response with the USPTO.  The Examiner issued a non-final “Action Closing Prosecution” on March 14, 2011 pursuant to which 16 of the 40,220 Patent’s 100 claims continue to be subject to reexamination.  Subsequent to the fiscal year ended March 31, 2011, on April 14, 2011 LML Patent Corp. filed a response to the non-final Action Closing Prosecution.    On May 16, 2011, the Third Party Requester filed comments in response to the subsidiary of the Corporation’s response to the non-final Action Closing Prosecution.  We anticipate a “Right of Appeal Notice,” which is a final but appealable office action, will be issued by the USPTO with respect to the 16 rejected claims.  We anticipate that we may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit (“Federal Circuit”) or seek other remedies such as amending certain aspects of the certain rejected claims. The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

(d)
During the fiscal year ended March 31, 2011, the complaints for patent infringement brought against (i) LML Payment Systems Corp. (an indirect, wholly-owned subsidiary of the Corporation) by CitiBank, N.A. in the U.S. District Court for the Northern District of Illinois, Eastern Division  (the “Citibank Suit”), and the complaints for patent infringement brought against (ii) LML Payment Systems Corp. and Beanstream Internet Commerce Inc. (a wholly-owned subsidiary of the Corporation)  by JP Morgan Chase Bank N.A. in the U.S. District Court for the District of Delaware (the “JP Morgan Suit”) were dismissed with prejudice.  Citibank N.A. and JP Morgan Chase Bank are each an affiliate of a defendant in the 2008 Litigation.  In the Citibank Suit, Citibank, N.A. alleged that the Corporation’s subsidiary infringed U.S. Patent No. 7,020,639 and in the JP Morgan Suit, JP Morgan Chase Bank N.A. alleged the Corporation’s subsidiaries infringed U.S. Patent Nos. 5,917,965, 6,341,724, 5,940,844 and 6,098,052.  Both suits sought damages and injunctive and other relief.

The dismissals of the Citibank Suit and the JP Morgan Suit were reached without the Corporation or its subsidiaries incurring any liability to the other parties to the suits, and all parties will bear their own costs of litigation arising out of such suits.  In addition, the dismissals of the Citibank Suit and the JP Morgan Suit do not affect the 2009 Litigation or the 2008 Litigation

(e)
During the fiscal year ended March 31, 2007, a subsidiary of the Corporation received notification that it had been named in a class-action lawsuit filed in the United States District Court, Eastern District, Marshall Division, Texas, alleging that numerous defendants, including the subsidiary of the Corporation, violated the Driver’s Privacy Protection Act regulating the use of personal information such as driver’s license numbers and home addresses contained in motor vehicle records held by motor vehicle departments, by not having a permissible use in obtaining the State of Texas’ entire database of names, addresses and other personal information.    During the fiscal year ended March 31, 2009, the complaint was dismissed with prejudice. Also during the fiscal year ended March 31, 2009, the plaintiffs appealed this decision.  On November 4, 2009, oral arguments were heard by the Fifth Circuit of appeals and on July 14, 2010, the Fifth Circuit of appeals affirmed the dismissal of the complaint. During the fiscal year ended March 31, 2011, the plaintiffs filed a writ of certiorari with the Supreme Court of the United States appealing the dismissal of the complaint.  In January 2011, the Corporation received notice that the Supreme Court had denied the writ of certiorari, which means that the decisions of the lower courts resolving the lawsuit in the Corporation’s favor have become final.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

12.	COMMITMENTS AND CONTINGENCIES (continued)

(f)
During the fiscal year ended March 31, 2011, Canada Revenue Agency (“CRA”) verbally requested certain documentation relating to the sale of Beanstream to the Corporation in 2007 and the tax treatment of the sale with respect to the former shareholders of Beanstream. The Corporation has provided CRA with all requested documentation (see Note 13).

(g)
The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on resutls of operations, financial position or liquidity of the Corporation.

(h)	Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises for the next five years and thereafter are as follows:

2012	$302,618
2013	302,999
2014	203,329
2015	-
2016 and thereafter	-
$808,946

The Corporation’s rent expense totaled $372,276 in 2011, $338,526 in 2010 and $307,521 in 2009.

(i)	Purchase obligations

Future minimum payments under all other contractual purchase obligations for the next five years and thereafter are as follows:

2012	$69,911
2013	-
2014	-
2015	-
2016 and thereafter	-
$69,911

13.	SUBSEQUENT EVENTS

Subsequent to the fiscal year ended March 31, 2011, on April 14, 2011 a subsidiary of the Corporation filed a response to the non-final Action Closing Prosecution issued by the USPTO with respect to the inter-partes re-examination proceeding regarding the 40,220 Patent.    The Third Party Requester in the inter-partes re-examination  proceeding has filed comments in response to the subsidiary of the Corporation’s response to the non-final Action Closing Prosecution.  We anticipate a “Right of Appeal Notice,” which is a final but appealable office action, will be issued by the USPTO with respect to the 16 rejected claims.  We anticipate that we may appeal the decision to the Board and then to the Federal Circuit. The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

Also subsequent to the fiscal year ended March 31, 2011, Beanstream received a document from CRA proposing to deny certain expenses deducted by Beanstream on its 2007 income tax return.  These deductions resulted in a reduction of taxes of approximately $300,000.  The Corporation, with its tax counsel, has responded to CRA and believes it is more likely than not that the deductions are supportable, however, the ultimate outcome of this matter is indeterminable at this time.

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

The Corporation is not subject to any externally imposed capital requirements.  The Corporation’s overall strategy with respect to capital risk management remains unchanged from the year ended March 31, 2010.

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

CP operations involve primary and secondary check collection including electronic check re-presentment (RCK).

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

Financial information for each reportable segment for the fiscal years ended March 31, 2011, 2010 and 2009 is as follows:

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

15.	INDUSTRY AND GEOGRAPHIC SEGMENTS (continued)

Fiscal Year Ended	TPP	IPL	CP	Reconciling		Consolidated
March 31, 2011	Canada	U.S.	U.S.	Items		Total

Total Revenue	$12,637,002	$32,070,014	$2,453,474	$-		$47,160,490
Revenue: major customers	2,295,032	24,400,000	1,401,822	-		28,096,854
Cost of revenue	7,634,580	13,316,271	1,632,035	118,551	1	22,701,437
General and administrative	1,073,164	76,274	528,538	2,660,004	2	4,337,980
Sales and marketing	556,647	-	18,603	49,680	1	624,930
Product development and enhancement	498,349	-	-	60,692	1	559,041
Amortization and depreciation	61,456	167,427	46,434	511,329	3	786,646
Income (losses) before income taxes	2,657,686	18,521,163	233,535	(3,424,619	)4	17,987,765
Property and equipment, net	96,097	-	57,961	9,164		163,222
Patents	-	287,877	-	-		287,877
Goodwill	17,874,202	-	-	-		17,874,202
Other Intangible Assets	4,215,187	-	-	-		4,215,187

Fiscal Year Ended	TPP	IPL	CP	Reconciling		Consolidated
March 31, 2010	Canada	U.S.	U.S.	Items		Total

Total Revenue	$9,639,219	$2,871,753	$2,314,695	$-		$14,825,667
Revenue: major customers	2,335,078	2,299,337	1,295,356	-		5,929,771
Cost of revenue	5,625,000	447,773	1,434,550	148,228	1	7,655,551
General and administrative	912,233	13,472	552,163	2,860,046	2	4,337,914
Sales and marketing	391,059	-	22,533	3,025	1	416,617
Product development and enhancement	419,285	-	-	48,401	1	467,686
Amortization and depreciation	60,061	167,676	56,640	516,470	3	800,847
Income (losses) before income taxes	1,980,273	2,245,125	244,577	(3,309,417	)4	1,160,558
Property and equipment, net	94,591	-	101,190	23,799		219,580
Patents	-	455,304	-	-		455,304
Goodwill	17,874,202	-	-	-		17,874,202
Other Intangible Assets	4,710,337	-	-	-		4,710,337

Fiscal Year Ended	TPP	IPL	CP	Reconciling		Consolidated
March 31, 2009	Canada	U.S.	U.S.	Items		Total

Total Revenue	$7,848,819	$1,703,977	$2,826,052	$-		$12,378,848
Revenue: major customers	2,337,761	1,222,224	1,402,637	-		4,962,622
Cost of revenue	4,278,214	2,247	1,627,640	149,716	1	6,057,817
General and administrative	643,471	18,724	639,078	3,039,886	2	4,341,159
Sales and marketing	293,961	-	26,109	3,033	1	323,103
Product development and enhancement	223,965	-	-	48,534	1	272,499
Amortization and depreciation	42,791	168,199	61,668	512,676	3	785,334
Income (losses) before income taxes	2,708,590	1,560,206	414,202	(3,649,314	)4	1,033,684
Property and equipment, net	95,454	249	88,200	43,421		227,324
Patents	-	622,730	-	-		622,730
Goodwill	17,874,202	-	-	-		17,874,202
Other Intangible Assets	5,205,487	-	-	-		5,205,487

1	Represents stock-based compensation expense.
2	Represents stock-based compensation expense and other unallocated corporate or centralized marketing, general and administrative expenses
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

16.	RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements are prepared using Canadian GAAP, which does not differ materially from U.S. GAAP with respect to the accounting policies and disclosures in these financial statements except as set out below:

(a)
Under U.S. GAAP, the Corporation could not affect the reduction in deficit of $22,901,744 by reducing the stated capital of the shares of the Corporation’s common stock which took place during the fiscal year ended March 31, 2001.

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

Recent accounting pronouncements affecting the Corporation's financial reporting under U.S. GAAP are summarized below:

(i)
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

(ii)
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