Form 10-Q
period 2011-06-30
LML PAYMENT SYSTEMS INC
filed 2011-08-12
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares of the registrant's Common Stock outstanding as of August 3, 2011 was 28,233,434.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In U.S. Dollars, except as noted below)
(Unaudited)

	As at June 30,	As at March 31,	As at April 1,
	2011	2011	2010
ASSETS
			(Note 18)
Current assets
Cash and cash equivalents (Note 5)	$22,726,293	$26,917,491	$5,069,763
Funds held for merchants (Note 5)	8,357,070	7,164,420	5,804,752
Restricted cash (Note 4(b))	175,000	175,000	175,000
Accounts receivable, less allowance of $28,295 ($28,152; $31,463)	1,993,388	1,103,529	799,584
Corporate taxes receivable	160,866	101,162	1,072,930
Prepaid expenses	244,987	266,066	416,507
Total current assets	33,657,604	35,727,668	13,338,536

Property and equipment, net (Notes 6 and 9)	151,304	163,222	219,580
Patents (Note 7)	246,022	287,877	455,304
Restricted cash (Note 4(b))	263,504	262,644	255,247
Deferred tax assets (Note 13)	899,233	1,189,747	3,687,333
Goodwill	17,874,202	17,874,202	17,874,202
Other intangible assets (Note 8)	4,091,400	4,215,187	4,710,337
Other assets	21,086	21,041	20,641

Total assets	$57,204,355	$59,741,588	$40,561,180

LIABILITIES
Current liabilities
Accounts payable	$706,372	$702,820	$836,274
Accrued liabilities	1,250,509	1,390,847	1,040,443
Corporate taxes payable	459,237	4,796,157	-
Funds due to merchants (Note 5)	8,357,070	7,164,420	5,804,752
Current portion of obligations under finance lease (Note 9)	2,460	2,460	11,195
Current portion of deferred revenue	1,423,410	1,420,228	1,325,983
Total current liabilities	12,199,058	15,476,932	9,018,647

Obligations under finance lease (Note 9)	7,380	7,380	9,840

Deferred revenue	627,875	935,979	2,155,162

Total liabilities	12,834,313	16,420,291	11,183,649

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY

Capital stock (Note 10)
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-	-
Common shares, no par value, 100,000,000 shares authorized, 28,233,434 issued and outstanding (28,127,184 ; 27,241,408)	53,883,659	53,557,276	50,152,385

Contributed surplus (Note 10)	8,834,435	8,819,006	7,987,727
Warrants (Note 10)	113,662	113,662	649,500
Deficit	(18,870,631)	(19,563,201)	(29,562,166)
Accumulated other comprehensive income	408,917	394,554	150,085
Total shareholders’ equity	44,370,042	43,321,297	29,377,531

Total liabilities and shareholders’ equity	$57,204,355	$59,741,588	$40,561,180

Approved by the Board and authorized for issuance on August 10, 2011

/s/ Patrick H. Gaines	/s/ Greg A. MacRae
Board of Directors	Board of Directors

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended
	June 30
	2011	2010
		(Note 18)

REVENUE	$5,976,324	$5,130,919
COST OF REVENUE	3,321,826	2,605,782
GROSS PROFIT	2,654,498	2,525,137

OPERATING EXPENSES
General and administrative	889,146	1,057,917
Sales and marketing	210,223	108,336
Product development and enhancement	247,195	127,048
Amortization of intangible assets (Notes 7 and 8)	165,645	165,645
INCOME BEFORE OTHER INCOME AND INCOME TAXES	1,142,289	1,066,191

Foreign exchange gain	31,650	67,902
Interest income	17,177	6,119
INCOME BEFORE INCOME TAXES	1,191,116	1,140,212

Income tax expense (recovery) (Note 13)
Current	208,032	(341,218)
Deferred	290,514	940,325
	498,546	599,107

NET INCOME	692,570	541,105

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain (loss) on translation of foreign operations	14,363	(91,936)

TOTAL COMPREHENSIVE INCOME	$706,933	$449,169

EARNINGS PER SHARE, basic and diluted	$0.02	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,149,725	27,251,984
Diluted	28,987,253	27,496,401

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)
(Unaudited)

					Accumulated
					Other
	Common		Contributed		Comprehensive
	Shares	Amount	Surplus	Warrants	Income (Loss)	Deficit	Total
Balance as at April 1, 2010	27,241,408	$50,152,385	$7,987,727	$649,500	$150,085	$ (29,562,166)	$29,377,531

Net income	-	-	-	-	-	541,105	541,105
Change in cumulative translation adjustment	-	-	-	-	(91,936)	-	(91,936)
Previous capital consolidation adjustment (Note 10(e))	10,576	-	-	-	-	-	-
Reallocation of contributed surplus on exercise of options	-	19,948	(19,948)	-	-	-	-
Share-based payments (Note 10(c))	-	-	130,515	-	-	-	130,515
Balance as at June 30, 2010	27,251,984	$50,172,333	$8,098,294	$649,500	$58,149	$(29,021,061)	$29,957,215

					Accumulated
					Other
	Common		Contributed		Comprehensive
	Shares	Amount	Surplus	Warrants	Income (Loss)	Deficit	Total
Balance as at April 1, 2011	28,127,184	$53,557,276	$8,819,006	$113,662	$394,554	$(19,563,201)	$43,321,297

Net income	-	-	-	-	-	692,570	692,570
Change in cumulative translation adjustment	-	-	-	-	14,363	-	14,363
Exercise of stock options	106,250	205,375	-	-	-	-	205,375
Reallocation of contributed surplus on exercise of options	-	121,008	(121,008)	-	-	-	-
Share-based payments (Note 10(c))	-	-	136,437	-	-	-	136,437
Balance as at June 30, 2011	28,233,434	$53,883,659	$8,834,435	$113,662	$408,917	$(18,870,631)	$44,370,042

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended
	June 30
	2011	2010
		(Note 18)
Operating Activities:
Net income	$692,570	$541,105
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization of property and equipment	34,240	37,529
Amortization of intangible assets	165,645	165,645
Share-based payments	136,437	130,514
Deferred income taxes	290,514	940,325
Foreign exchange gain	(3,703)	-

Changes in non-cash operating working capital
Accounts receivable	(884,868)	(56,055)
Corporate taxes receivable	(59,169)	(344,293)
Prepaid expenses	21,507	12,065
Accounts payable and accrued liabilities	(138,024)	232,863
Corporate taxes payable	(4,336,920)	-
Deferred revenue	(305,947)	(266,943)
Net cash (used in) provided by operating activities	(4,387,718)	1,392,755

Investing Activities:
Acquisition of property and equipment	(21,242)	(3,420)
Net cash used in investing activities	(21,242)	(3,420)

Financing Activities:
Principal payments on finance leases	-	(4,318)
Proceeds from exercise of stock options	205,375	-
Net cash provided by (used in) financing activities	205,375	(4,318)

Effects of foreign exchange rate changes on cash and cash equivalents	12,387	(64,386)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,191,198)	1,320,631

Cash and cash equivalents, beginning of period	26,917,491	5,069,763

Cash and cash equivalents, end of period	$22,726,293	$6,390,394

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Taxes paid	$4,599,921	$-

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2, is a financial payment processor providing electronic payment, risk management, and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.  Its corporate office address is 1140 West Pender Street, Suite 1680, Vancouver, British Columbia, Canada.  The Corporation links merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  The Corporation has partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable its customers to safely and reliably conduct e-Commerce.  The Corporation provides its electronic payment, authentication and risk management services to over 10,000 businesses and organizations in Canada and the United States of America (“U.S.”).  The Corporation also provides check processing solutions including primary and secondary check collection including electronic check re-presentment (RCK) to retailers in the U.S.

The Corporation also provides licenses to its intellectual property. The Corporation’s intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,354,491, No. 6,283,366, No. 6,164,528, No. 5,484,988, and No. RE40,220, all of which describe electronic check processing methods.

The Corporation is incorporated under the Yukon Business Corporations Act and qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although as a foreign private issuer the Corporation is no longer required to do so, the Corporation currently voluntarily continues to file on domestic forms, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, with the Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

2.	BASIS OF PRESENTATION

The Accounting Standards Board of the Canadian Institute of Chartered Accountants (“CICA”) announced that Canadian generally accepted accounting principles (“GAAP”) for publicly accountable enterprises have been replaced with International Financial Reporting Standards (“IFRS”), as published by the International Accounting Standards Board (“IASB”), for fiscal years beginning on or after January 1, 2011.

The unaudited interim consolidated financial statements, including comparatives, are the Corporation’s first financial statements under IFRS and have been prepared in accordance with IAS 34 “Interim Financial Reporting” and IFRS 1 “First Time Adoption of International Financial Reporting Standards”.  The Corporation’s first annual consolidated financial statements under IFRS will be presented for the year ending March 31, 2012.  The accounting policies adopted in these interim financial statements are consistent with the accounting policies the Corporation expects to adopt in its first annual consolidated financial statements under IFRS for the year ending March 31, 2012, and are based on IFRS as issued by the IASB that the Corporation expects to be applicable at that time.

The Corporation’s date of transition to IFRS and its opening statement of financial position are as at April 1, 2010.

These interim consolidated financial statements do not include all disclosures required by IFRS for annual consolidated financial statements and accordingly, should be read in conjunction with the Corporation’s audited consolidated financial statements for the year ended March 31, 2011 presented under Canadian GAAP and in conjunction with the IFRS transition disclosures in Note 18 to these interim consolidated financial statements.

The consolidated financial statements are presented in United States Dollars, except when otherwise indicated.

The results for the three months ended June 30, 2011 may not be indicative of the results that may be expected for the full year or any other period.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	BASIS OF PRESENTATION (Continued)

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA	UNITED STATES
Legacy Promotions Inc.	LHTW Properties Inc.
Beanstream Internet Commerce Inc. (“Beanstream”)	LML Corp.
0858669 B.C. Ltd.	LML Patent Corp.
LML Payment Systems Corp.
Beanstream Internet Commerce Corp.

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates and Measurement Uncertainty

The preparation of financial statements in conformity with IFRS requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to, among others, the allowance for doubtful accounts, determination of impairment of assets, determination of share-based payments, useful lives for depreciation and amortization and recoverability of deferred income taxes.  Actual results could differ from those estimates.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase.

(c)	Accounts Receivable

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

(d)	Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. The straight-line method is used to depreciate assets over their estimated useful lives as follows:

Computer equipment	3 – 5 years
Computer software	3 – 5 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of the term of the lease or the useful life of the leasehold improvement
Office equipment	5 years
Website & trademarks	5 years

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Leases

Leases are classified as either finance or operating leases.  A lease that transfers substantially all of the risks and rewards incidental to the ownership of property is classified as a finance lease.  All other leases are accounted for as operating leases wherein rental payments are expensed on a straight-line basis.  At the inception of a finance lease, an asset and an obligation are recorded at an amount equal to the lesser of the present value of the future minimum lease payments and the property’s fair value at the beginning of such lease.  Amortization of the equipment under a finance lease is on the same basis as similar property and equipment.

(f)	Research and Development Costs

The Corporation incurs costs to research and develop its proprietary software products to be sold, licensed or otherwise marketed.  Costs incurred in the research phase are expensed as incurred.  Costs incurred in the development phase are expensed as incurred unless a project meets the criteria for deferral and amortization, in which case the development costs are deferred and amortized over the estimated useful life of the software product developed.  Amortization commences when development of the software is complete and the product is available for sale to customers.  During the interim period ended June 30, 2011 and the fiscal years ended March 31, 2011 and 2010, the Corporation did not defer any development costs.

(g)	Patents

Patent costs are amortized using the straight-line method over the estimated useful life of 15 years.

(h)	Goodwill

Goodwill represents the future economic benefits arising from a business combination that are not individually identified and separately recognized. Goodwill is stated after separate recognition of identifiable intangible assets. It is calculated as the excess of the sum of a) fair value of consideration transferred, b) the recognized amount of any non-controlling interest in the acquiree and c) acquisition-date fair value of any existing equity interest in the acquiree, over the acquisition-date fair values of identifiable net assets. If the fair values of identifiable net assets exceed the sum calculated above, the excess amount (i.e. gain on a bargain purchase) is recognized in profit or loss immediately. Goodwill is carried at cost less accumulated impairment losses. Refer to note 3(j) for a description of impairment testing procedures.

(i)	Other Intangible Assets

Other intangible assets relate to the acquisition of partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years on a straight-line basis.  The existing technology is amortized over five years on a straight-line basis.  Trade names are considered indefinite-life intangible assets and as such are not amortized. Trade names are tested for impairment at least annually or more frequently if an event or circumstance occurs that more likely than not reduces the fair value of the asset below its carrying amount.

(j)	Impairment testing of goodwill, other intangible assets and property, plant and equipment

For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are largely independent cash inflows (cash-generating units). As a result, some assets are tested individually for impairment and some are tested together with other assets. Goodwill is allocated to those cash-generating units that are expected to benefit from synergies of the related business combination and represent the lowest level within the Corporation at which management monitors goodwill.

Cash-generating units to which goodwill has been allocated are tested for impairment at least annually. All other individual assets or cash-generating units are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

An impairment loss is recognized for the amount by which the asset's or cash-generating unit's carrying amount exceeds its recoverable amount, which is the higher of fair value less costs to sell and value-in-use. To determine the value-in-use, management estimates expected future cash flows from each cash-generating unit and determines a suitable interest rate in order to calculate the present value of those cash flows. The data used for impairment testing procedures are directly linked to the Corporation's latest approved budget, adjusted as necessary to exclude the effects of future reorganizations and asset enhancements. Discount factors are determined individually for each cash-generating unit and reflect their respective risk profiles as assessed by management.

Impairment losses for cash-generating units reduce first the carrying amount of any goodwill allocated to that cash-generating unit. Any remaining impairment loss is charged pro rata to the other assets in the cash-generating unit. With the exception of goodwill, all assets are subsequently reassessed for indications that an impairment loss previously recognized may no longer exist. An impairment charge is reversed if the cash-generating unit’s recoverable amount exceeds its carrying amount.

(k)	Revenue Recognition

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

Our Intellectual Property Licensing (“IPL”) segment revenues are derived from licensing fees paid to us by licensees of our intellectual property.  In some instances, licensees pay licensing fees on a running royalty basis and in other instances, particularly those instances that involve enforcement or litigation efforts on our behalf, licensees typically pay royalties on a fully paid-up non-recurring basis. Within the IPL segment, revenue arrangements typically include the following elements:

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

As the above elements are fully delivered as of the effective date of each underlying agreement, revenue related to these elements is recognized at that time, assuming (i) the amount of revenue can be measured reliably, (ii) it is probable that the economic benefits associated with the transaction will flow to the entity, (iii) the stage of completion of the transaction at the end of the reporting period can be measured reliably and (iv) the costs incurred for the transaction and the costs to complete the transaction can be measured reliably.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

On rare occasions, the Corporation will enter into intellectual property licensing and settlement agreements comprising multiple elements that are not fully delivered on the effective date of the respective agreement.  In these instances, the significant factors, inputs, assumptions and methods used to determine the estimated selling price of each element present in the arrangement include:

•	Royalty rates from existing licenses;

•	Actual usage, including transaction volumes, by the existing licensees; and

•	Expected usage by the customer.

Total arrangement consideration is then allocated to each of the deliverables using the relative selling price method and revenue is recognized separately for each element as the applicable criteria in IAS 18 are met.

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

(l)	Income Taxes

Tax expense recognized in profit or loss comprises the sum of deferred tax and current tax not recognized in other comprehensive income or directly in equity.

Current income tax assets and/or liabilities comprise those obligations to, or claims from, fiscal authorities relating to the current or prior reporting periods, that are unpaid at the reporting date. Current tax is payable on taxable profit, which differs from profit or loss in the financial statements. Calculation of current tax is based on tax rates and tax laws that have been enacted or substantively enacted by the end of the reporting period.

Deferred income taxes are calculated using the liability method on temporary differences between the carrying amounts of assets and liabilities and their tax bases. However, deferred tax is not provided on the initial recognition of goodwill or on the initial recognition of an asset or liability unless the related transaction is a business combination or affects tax or accounting profit. Deferred tax on temporary differences associated with investments in subsidiaries and joint ventures is not provided if reversal of these temporary differences can be controlled by the Corporation and it is probable that reversal will not occur in the foreseeable future.

Deferred tax assets and liabilities are calculated, without discounting, at tax rates that are expected to apply to their respective period of realization, provided they are enacted or substantively enacted by the end of the reporting period. Deferred tax liabilities are always provided for in full.

Deferred tax assets are recognized to the extent that it is probable that they will be able to be utilized against future taxable income.

Deferred tax assets and liabilities are offset only when the Corporation has a right and intention to set off current tax assets and liabilities from the same taxation authority.

Changes in deferred tax assets or liabilities are recognized as a component of tax income or expense in profit or loss, except where they relate to items that are recognized in other comprehensive income or directly in equity, in which case the related deferred tax is also recognized in other comprehensive income or equity, respectively.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(m)	Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants at the beginning of the reporting period, if dilutive.  The number of additional shares is calculated assuming that outstanding stock options and warrants were exercised and the proceeds from such exercises were used to repurchase common shares at the average market price during the reporting period.  Stock options and warrants are dilutive when the market price of the common shares for the average of the period exceeds the exercise price of the options and warrants and the Corporation has generated positive income from operations during the period.

(n)	Share-Based Payment Plans

The Corporation has three share-based payment plans, described more fully in Note 10(c). The Corporation recognizes compensation expense for stock options awarded based on the fair value of the options at the grant date using the Black-Scholes option pricing method.  The Corporation recognizes share-based payments expense over the requisite service period during which an employee is required to provide service in exchange for the equity instrument award, which generally is the vesting period with the offsetting credit to contributed surplus.  Upon the exercise of an equity instrument award, any amounts originally credited to contributed surplus are credited to capital stock.  The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized.  Forfeiture estimates are revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates.

Any consideration paid on the exercise of equity awards or purchase of equity is credited to share capital.

(o)	Foreign currency translation

Except as described below, the Corporation’s functional and reporting currency is the U.S. dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date.  Average rates for the period are used to translate the Corporation’s revenue and expenses. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

(p)	Financial Instruments

All financial instruments are classified into one of five categories: fair value through profit and loss, held-to-maturity investments, loans and receivables, available-for-sale financial assets or other financial liabilities. All financial instruments are measured in the balance sheet at fair value except for loans and receivables, held-to-maturity investments and other financial liabilities which are measured at amortized cost using the effective interest method. Subsequent measurement and changes in fair value will depend on their initial classification, as follows: fair value through profit and loss financial instruments is measured at fair value and changes in fair value are recognized in net income. Available-for-sale financial instruments are measured at fair value with changes in fair value recorded in other comprehensive income until the instrument is derecognized or impaired.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	FINANCIAL INSTRUMENTS

(a)
The Corporation classifies its cash and cash equivalents, funds held for merchants, restricted cash and accounts receivable as loans and receivables measured at amortized cost using the effective interest rate method. Accounts payable, certain accrued liabilities and funds due to merchants are classified as other financial liabilities measured at amortized cost using the effective interest rate method.

The carrying value of the Corporation’s financial assets and liabilities is considered to be a reasonable approximation of fair value due to their immediate or short term maturity or their ability for liquidation at comparable amounts.

Carrying value and fair value of financial assets and liabilities as at June 30, 3011, March 31, 2011 and April 1, 2010 are summarized as follows:

	June 30, 2011		March 31, 2011		April 1, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Loans and receivables	$ 33,515,255	$ 33,515,255	$ 35,623,084	$ 35,623,084	$ 12,104,346	$12,104,346
Other financial liabilities	10,313,951	10,313,951	9,258,087	9,258,087	7,681,469	7,681,469

(b)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $175,000 (March 31, 2011 and April 1, 2010 - $175,000) against charge back losses.  Non-current restricted cash represents funds held by a third party processor as security for the Corporation’s merchant accounts.

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

As at June 30, 2011, March 31, 2011 and April 1, 2010, the Corporation is exposed to currency risk through its cash and cash equivalents, restricted cash, funds held for merchants, accounts receivable, accounts payable, accrued liabilities, and funds due to merchants denominated in Canadian dollars (U.S. dollars for Beanstream).

Based on the foreign currency exposure as at June 30, 2011, March 31, 2011 and April 1, 2010 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $281,335, $453,920 and $243,571 respectively, in the Corporation’s foreign currency loss/gain.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	FINANCIAL INSTRUMENTS (continued)

As at June 30, 2011, March 31, 2011 and April 1, 2010, the Corporation’s Canadian Beanstream subsidiary was exposed to currency risk on the translation of its financial instruments to U.S. dollars.  Beanstream’s financial instruments are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.   Gains and losses arising on the translation of Beanstream’s financial instruments are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income. Based on the foreign currency exposure as at June 30, 2011, March 31, 2011 and April 1, 2010 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $38,946, $6,461 and $18,922, respectively, in the Corporation’s other comprehensive income.

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at June 30, 2011, the balance of the Corporation’s allowance for doubtful accounts was $28,295 (March 31, 2011 - $28,152; April 1, 2010 - $31,463).  The Corporation has good credit history with its customers and the amounts due from them are received as expected.

Pursuant to their respective terms, gross accounts receivable are aged as follows at June 30, 2011:

0-30 days	$1,650,408
31-60 days	1,758
61-90 days	219,251
Over 90 days due	150,266
$2,021,683

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	FINANCIAL INSTRUMENTS (continued)

The accounts receivable of the Corporation and its subsidiaries are derived from sales to customers located primarily in the U.S. and Canada. The Corporation performs ongoing credit evaluations of its customers. The Corporation generally does not require collateral.

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection.  At June 30, 2011, three customers accounted for 26%, 12% and 11% of the Corporation’s accounts receivable balance (March 31, 2011 – 19%, 10% and 13%; April 1, 2010 – 25%, 19% and 2%).

(e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they become due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

	June 30, 2011
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at June 30, 2011
Accounts payable and accrued liabilities	$1,956,881	$1,956,881	$-	$-	$-
Funds due to merchants	8,357,070	8,357,070	-	-	-
Capital lease obligations	9,840	2,460	4,920	2,460	-
Total	$10,323,791	$10,316,411	$4,920	$2,460	$-

	March 31, 2011
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at March 31, 2011
Accounts payable and accrued liabilities	$2,093,667	$2,093,667	$-	$-	$-
Funds due to merchants	7,164,420	7,164,420	-	-	-
Capital lease obligations	9,840	2,460	4,920	2,460	-
Total	$9,267,927	$9,260,547	$4,920	$2,460	$-

	April 1, 2010
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at April 1, 2010
Accounts payable and accrued liabilities	$1,876,717	$1,876,717	$-	$-	$-
Funds due to merchants	5,804,752	5,804,752	-	-	-
Capital lease obligations	21,035	11,195	4,920	4,920	-
Total	$7,702,504	$7,692,664	$4,920	$4,920	$-

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	CASH AND CASH EQUIVALENTS AND FUNDS HELD FOR/DUE TO MERCHANTS

Cash and cash equivalents

At June 30, 2011, the Corporation held $22,726,293 (March 31, 2011 - $26,917,491; April 1, 2010: $5,069,763) in cash and cash equivalents.  Included in this balance is $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use by the Corporation.

Funds held for/due to merchants

At June 30, 2011, the Corporation was holding funds due to merchants in the amount of $8,357,070 (March 31, 2011 - $7,164,420; April 1, 2010 – $5,804,752).    The funds held for/due to merchants are comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;
•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and
•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

6.	PROPERTY AND EQUIPMENT

	June 30, 2011

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$139,102	$87,197	$51,905
Computer software	148,580	87,365	61,215
Furniture and fixtures	5,623	4,180	1,443
Leasehold improvements	2,969	2,376	593
Office equipment	142,593	106,445	36,148
Total cost	$438,867	$287,563	$151,304

	March 31, 2011

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$130,472	$74,432	$56,040
Computer software	136,334	76,132	60,202
Furniture and fixtures	4,560	3,420	1,140
Leasehold improvements	2,954	2,186	768
Office equipment	143,395	98,323	45,072
Total cost	$417,715	$254,493	$163,222

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	PROPERTY AND EQUIPMENT (continued)

	April 1, 2010

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$156,662	$95,075	$61,587
Computer software	207,004	117,829	89,175
Furniture and fixtures	4,560	2,509	2,051
Leasehold improvements	2,820	1,551	1,269
Office equipment	155,072	89,689	65,383
Website & trademarks	1,932	1,817	115
Total cost	$528,050	$308,470	$219,580

Depreciation expense on property and equipment totaled $34,240 and $37,529 for the three months ended June 30, 2011 and June 30, 2010, respectively.  Property and equipment includes $12,300, $12,300 and $29,770 of assets that are financed under finance leases as at June 30, 2011, March 31, 2011 and April 1, 2010, respectively.  Accumulated amortization on these assets totals $3,075, $2,460 and $1,849 as at June 30, 2011, March 31, 2011 and April 1, 2010, respectively.  Amortization of assets under finance lease is included in depreciation expense and totaled $615 for the three months ended June 30, 2011 and June 30, 2010, respectively.

7.	PATENTS

	June 30, 2011	March 31, 2011	April 1, 2010

Cost	$2,045,715	$2,045,715	$2,045,715
Less: accumulated amortization	(1,799,693)	(1,757,838)	(1,590,411)
Net book value	$246,022	$287,877	$455,304

Amortization expense totaled $41,855 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31

2012	$124,095
2013	$121,927
2014	$ -
2015	$ -
2016	$ -

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	OTHER INTANGIBLE ASSETS

The components of other intangible assets are as follows:

	June 30, 2011
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$371,200	$556,800
Merchant contracts	2,963,500	1,185,400	1,778,100
Existing technology	530,000	424,000	106,000
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500
	$6,072,000	$1,980,600	$4,091,400

	March 31, 2011
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$348,000	$580,000
Merchant contracts	2,963,500	1,111,313	1,852,187
Existing technology	530,000	397,500	132,500
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500
	$6,072,000	$1,856,813	$4,215,187

	April 1, 2010
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$255,200	$672,800
Merchant contracts	2,963,500	814,963	2,148,537
Existing technology	530,000	291,500	238,500
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500
	$6,072,000	$1,361,663	$4,710,337

Amortization expense for other intangible assets totaled $123,790 for the three months ended June 30, 2011 and June 30, 2010 respectively.

9.	OBLIGATIONS UNDER FINANCE LEASE

In March 2010, the Corporation entered into a lease agreement with Ikon Financial Services to finance an equipment purchase of $11,269. Lease payments are due monthly under the lease term of sixty (60) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly, these amounts have been recorded as a finance lease.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	OBLIGATIONS UNDER FINANCE LEASE (continued)

In September 2009, the Corporation entered into a lease agreement with Dell Financial Services Canada to finance an equipment purchase of $17,470.  Lease payments were due monthly under the lease term of twelve (12) months. Title to the equipment transferred to the Corporation at the expiration of the lease. Accordingly, these amounts have been recorded as a finance lease.

Future minimum payments due	June 30, 2011	March 31, 2011	April 1, 2010

2011	$-	$-	$12,226
2012	2,460	2,460	2,460
2013	2,460	2,460	2,460
2014	2,460	2,460	2,460
2015	2,460	2,460	2,460
Less amount representing interest	-	-	(1,031)
Net principal balance	9,840	9,840	21,035

Less current portion	(2,460)	(2,460)	(11,195)
	$7,380	$7,380	$9,840

The lease is collateralized by the equipment under finance lease.

10.	SHARE CAPITAL

(a)	Shares issued and outstanding

Shares issued and outstanding	Number of Shares	Amount

Balance, April 1, 2010	27,241,408	$50,152,385

Previous capital consolidation adjustment (Note 10(e))	10,576	-
Exercise of stock options (Note 10(c))	545,200	1,126,648
Exercise of warrants (Note 10(d))	330,000	1,122,000
Reallocation of contributed surplus on exercise of options	-	620,405
Reallocation of contributed surplus on exercise of warrants (Note 10(d))	-	535,838

Balance, March 31, 2011	28,127,184	$53,557,276

Exercise of stock options (Note 10(c))	106,250	205,375
Reallocation of contributed surplus on exercise of options	-	121,008

Balance, June 30, 2011	28,233,434	$53,883,659

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	SHARE CAPITAL (continued)

(b)	Weighted average common shares outstanding

Dilutive securities included in the determination of the weighted average number of common shares outstanding for the purposes of computing diluted earnings per common share included 3,196,550 (June 30, 2010 – 375,000) shares issuable pursuant to outstanding stock option awards and resulted in an additional 837,528 (June 30, 2010 - 244,418) common shares being included in the computation of diluted earnings per share.

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

Stock option activity for the periods ended June 30, 2011, March 31, 2011 and April 1, 2010:

	June 30, 2011		March 31, 2011		April 1, 2010
	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price
Stock options outstanding, beginning of period	4,487,300	$2.59	3,640,000	$3.11	3,640,000	$3.11
Granted	-	-	1,745,000	1.62	-	-
Expired	(100,000)	3.43	(275,000)	4.31	-	-
Forfeited	(93,750)	1.62	(77,500)	2.80	-	-
Exercised	(106,250)	1.93	(545,200)	2.07	-	-
Stock options outstanding, end of period	4,187,300	2.61	4,487,300	2.59	3,640,000	3.11

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	SHARE CAPITAL (continued)

There were no stock options granted during the three months ended June 30, 2011.  The stock options granted during the fiscal year ended March 31, 2011 have a grant date fair value of $1.04 per stock option.

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes Option Pricing Model with the following assumptions:

	June 30, 2011	March 31, 2011	April 1, 2010

Risk-free interest rate	-	2.79%	-
Expected volatility	-	88.09%	-
Expected life of stock option (in years)	-	4	-
Expected forfeiture rate	-	0%	-
Dividend yield	-	-	-

The total fair value of share-based payments is amortized over the vesting of issued stock options and resulted in share-based payments of $136,437 for the three months ended June 30, 2011 and $130,514 for the three months ended June 30, 2010.

The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable
Range ($)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)

0.65	229,800	$0.65	3.13	136,050	$0.65	3.13
1.62	1,370,500	1.62	4.14	376,750	1.62	4.14
2.95	32,500	2.95	0.27	32,500	2.95	0.27
3.00-3.90	2,554,500	3.31	4.70	2,314,500	3.34	4.49
	4,187,300	2.61	4.40	2,859,800	2.98	4.33

(d)	Warrants

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

The fair value of the private placement warrants was calculated as $1.62 per share, based on the Black-Scholes Option Pricing Model with the following assumptions:

•	Risk-free interest rate of 3.825%;
•	Expected volatility of 57.5%;
•	Expected life of the warrants of 4 years; and
•	No dividend yields.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	SHARE CAPITAL (continued)

The total fair value of the warrants was $649,500.  During the fiscal year ended March 31, 2011, 330,000 warrants were exercised resulting in the issuance of 330,000 shares of the Corporation’s common stock. The fair value of $535,838 attributable to these exercised warrants was allocated to common share value. As of June 30, 2011, 70,000 warrants remain outstanding with a value of $113,662.

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

As a result, during the quarter ended June 30, 2010, the Corporation’s board of directors ratified the issuance of the following numbers of Common Shares on the following dates in respect of shareholders in the following predecessor corporations of the Corporation who had not, by that time, exchanged their shares in such predecessor corporations for Common Shares:

Predecessor Corporation	Date of Issuance	Number of Common Shares

Solid Gold Capital Corp.	May 13, 2003	79
Ruskin Developments Ltd.	May 13, 2003	208
Leisureways Marketing Ltd.	May 13, 2003	225
Santa Sarita Mining Company Limited	April 7, 2003	10,064

11.	EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401(k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees’ contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the three months ended June 30, 2011 and 2010 of $1,126 and $1,344, respectively.

12.	RELATED PARTY TRANSACTIONS

Compensation of key management personnel for the three month periods ended June 30, 2011 and 2010 are as follows:

	Three month period ended
	June 30, 2011	June 30, 2010

Short-term employee benefits	$157,105	$147,928
Share-based payments	70,695	55,773
Total	$227,800	$203,701

The amounts disclosed in the table are the amounts recognized as an expense during the reporting period related to key management personnel.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	INCOME TAXES

At June 30, 2011, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $547,108 and U.S. federal net operating loss carry-forwards of $1,960,002.  Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use.   These losses expire as follows:

Canadian non-capital loss-carry-forwards:		U.S. federal net operating loss carry-forwards:

2031	$547,108	2017 to 2032	$1,960,002

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets as of June 30, 2011, March 31, 2011 and April 1, 2010 are as follows:

	June 30, 2011	March 31, 2011	April 1, 2010
Deferred tax assets:
Excess of tax value over the net book value for capital assets	$658,158	$663,663	$708,083
Canadian non-capital loss carry-forwards	142,248	335,821	858,167
U.S. federal net operating loss carry-forwards	8,116	-	2,028,665
U.S. alternative minimum tax carry-forwards	-	92,419	92,418
Other	90,711	97,844	-
Total deferred tax assets	$899,233	$1,189,747	$3,687,333

A portion of potential income tax benefits related to deferred tax assets have not been recognized in the consolidated financial statements as their realization is not probable due to the Corporation’s history of losses. These unrecognized deferred tax assets are as follows:

	June 30, 2011	March 31, 2011	April 1, 2010
Unrecognized deferred tax assets:
U.S. federal net operating loss carry-forwards	$717,084	$717,050	$811,965

The Corporation’s Canadian Beanstream entity suffered a loss in the prior year and has no deferred tax liabilities, therefore IAS 12 requires disclosure of the supporting evidence for the realization of the entity’s deferred tax assets. The entity’s loss in the prior year was the result of implementing a tax planning strategy to shift income from that entity to LML Payment Systems Inc. (the “Parent Corporation”) to utilize the Parent Corporation’s Canadian loss carryforwards. The Canadian Beanstream entity would otherwise have been profitable in the prior year and is expected to be profitable in future years.

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using an approximate 26% statutory tax rate at June 30, 2011 and an approximate 29% statutory tax rate at June 30, 2010, is as follows:

	June 30, 2011	June 30, 2010

Income taxes at statutory rates	$301,661	$275,547
Share-based payments and other permanent differences	83,321	361,128
Effect of U.S. tax rates	118,014	-
Effect of foreign exchange translation of foreign currency denominated deferred income tax assets	2,369	2,372
Effect of change in tax rates and other	(6,819)	(39,940)
	$498,546	$599,107

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	INCOME TAXES (continued)

During the Corporation’s assessment of the realizability of its deferred tax assets, the Corporation considered all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Corporation is responsible for assumptions utilized including the amount of pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates it uses to manage the underlying businesses.

14.	COMMITMENTS AND CONTINGENCIES

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

During the three months ended June 30, 2011 the subsidiary of the Corporation entered into a Settlement and License Agreement (the “Settlement Agreement”) with The Northern Trust Company and Northern Trust Corporation (collectively, “Northern Trust”).  The Settlement Agreement provided Northern Trust with a fully paid-up license to certain of the subsidiary of the Corporation’s patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the Settlement Agreement, the subsidiary of the Corporation received compensation totaling $1,250,000 for releases, licenses, covenants and all other rights granted under the Settlement Agreement and, pursuant to the Settlement Agreement, the lawsuit against Northern Trust was dismissed.  Pursuant to a retention agreement with its legal firm, the subsidiary of the Corporation paid approximately $610,400 in legal fees for the firm’s services in connection with the Settlement Agreement.

The Settlement Agreement contained a number of elements for which revenue has been recognized in these consolidated financial statements, which does not differ materially from the application required under the FASB issued authoritative guidance on revenue arrangements with multiple deliverables.  Total consideration received under the Settlement Agreement has been allocated to each of the following deliverables using the relative selling price method:

•	Licenses – the Corporation has issued a license for the use of existing patents. This revenue has been recognized in the respective period.
•
Release from litigation – the Corporation has agreed to release Northern Trust from any claims or causes of action for patent infringement as of the effective date of the Settlement Agreement.  This revenue has been recognized in the respective period.

•
Covenant-not-to-sue provision – the Corporation has agreed to a covenant-not-to-sue provision for infringement of any existing patents as of the effective date of the Settlement Agreement. This revenue has been recognized in the respective period.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES (continued)

Given the number and size of the defendants in the 2008 Litigation, during the three months ended December 31, 2010, the subsidiary of the Corporation filed a motion to separate the defendants in the 2008 Litigation into groups for the purpose of holding separate trials so that each trial can be conducted in a feasible and judicious manner.  In January 2011, the Court in the 2008 Litigation issued a trial order that: (i) defendants Citibank, HSBC Bank USA N.A. and PayPal be grouped together for a trial to begin on March 8, 2011 (the “Phase I trial”); (ii) defendants JPMorgan, Wells Fargo and Wachovia be grouped together for a trial to begin on October 4, 2011 (the “Phase II trial”) and (iii) defendants Capital One, Northern Trust and Deutsche Bank be grouped together for another  trial also to begin on October 4, 2011 (the “Phase III trial”).  In addition, to enable the Court and the parties to the Phase I trial to better focus on the issues pertinent to the Phase I trial, the Court also ordered that pre-trial proceedings be stayed until further notice as to all defendants in the Phase II and Phase III trials. As a result of the settlements reached with each of HSBC North American Holdings Inc., Citigroup Inc. and PayPal Inc., during the fourth quarter of fiscal 2011, the Phase I trial was rendered moot and did not take place.  As a result of the settlement reached with Northern Trust during the first quarter of fiscal 2012, Northern Trust is no longer a defendant in the Phase III trial.  On May 23, 2011, the temporary stay order with respect to the Phase II and Phase III trials was lifted and they remain set to commence on October 4, 2011.

(b)
On May 13, 2010, four of the defendants in the 2008 Litigation submitted a request for inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims became subject to reexamination and were rejected.  All 16 of the patent claims that were rejected and are now subject to re-examination are claims that LML Patent Corp. has asserted and is seeking to enforce in the 2008 Litigation.  During the three months ended December 31, 2010, LML Patent Corp. filed a response to this non-final office action with the USPTO, following which the Third Party Requester filed a response to LML Patent Corp.’s response with the USPTO.  The Examiner issued a non-final “Action Closing Prosecution” on March 14, 2011 pursuant to which 16 of the 40,220 Patent’s 100 claims continue to be subject to reexamination.  Subsequent to the fiscal year ended March 31, 2011, on April 14, 2011, LML Patent Corp. filed a response to the non-final Action Closing Prosecution. On May 16, 2011, the Third Party Requester filed comments in response to LML Patent Corp.’s response to the non-final Action Closing Prosecution.  LML Patent Corp. anticipates a “Right of Appeal Notice,” which is a final but appealable office action, will be issued by the USPTO with respect to the 16 rejected claims.  LML Patent Corp. also anticipates that it may appeal the decision to the Patent Office Board of Appeals and Interferences (“Board”) and then to the Court of Appeals for the Federal Circuit ("Federal Circuit") or seek other remedies such as amending certain aspects of the rejected claims.  The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time (see Note 15).

(c)
During the three months ended June 30, 2011, LML Patent Corp. filed a separate ex-parte re-examination request with the USPTO.  As part of this request, LML Patent Corp. also requested cancelation of certain claims, amendments to certain claims and the addition of new claims.  LML Patent Corp. anticipates a response from the USPTO in due course.  The likelihood that this request will be granted in whole or in part cannot be determined at this time.

(d)
During the three months ended June 30, 2011, Beanstream received a document from Canada Revenue Agency (“CRA”) proposing to deny certain expenses deducted by Beanstream on its 2007 income tax return in relation to the sale of Beanstream to the Corporation in 2007 and the tax treatment of the sale with respect to the former shareholders of Beanstream.  These deductions resulted in a reduction of taxes of approximately $300,000.  The Corporation, with its tax counsel, has responded to CRA and believes it is more likely than not that the deductions are supportable, however, the ultimate outcome of this matter is indeterminable at this time.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES (continued)

(e)
The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

(f)	Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises for the next five years and thereafter are as follows:

2012	$302,618
2013	302,999
2014	203,329
2015	-
2016 and thereafter	-
$808,946

The Corporation’s rent expense totaled $105,008 for the three months ended June 30, 2011 and $89,207 for the three months ended June 30, 2010.

(g)	Purchase obligations

Future minimum payments under all other contractual purchase obligations for the next five years and thereafter are as follows:

2012	$69,911
2013	-
2014	-
2015	-
2016 and thereafter	-
$69,911

15.	SUBSEQUENT EVENT

On August 8, 2011 the USPTO’s website indicated that a “Right of Appeal Notice” had been mailed with respect to the inter-parte reexamination proceeding initiated on May 13, 2010 by four of the defendants in the 2008 Litigation.  The Corporation has 30 days to commence an appeal of this final but appealable office action.  The Corporation anticipates that it will file an appeal with the Patent Office Board of Appeals and Interferences (“Board”) in due course.  The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

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

The capital structure of the Corporation consists of obligations under a finance lease and shareholders’ equity. The Corporation manages its capital structure and makes adjustments to it in light of economic conditions. The Corporation, upon approval from its Board of Directors, will balance its overall capital structure through new share issues or by undertaking other activities as deemed appropriate under the specific circumstances.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16.	CAPITAL MANAGEMENT DISCLOSURES (continued)

The Corporation is not subject to any externally imposed capital requirements.  The Corporation’s overall strategy with respect to capital risk management remains unchanged from the year ended March 31, 2011.

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.	INDUSTRY AND GEOGRAPHIC SEGMENTS (continued)

Financial information for each reportable segment for the three months ended June 30, 2011and 2010 is as follows:

Three Months Ended	TPP	IPL	CP	Reconciling		Consolidated
June 30, 2011	Canada	U.S.	U.S.	Items		Total

Total revenue	$3,685,852	$1,681,548	$608,924	$-		$5,976,324
Revenue: major customers	528,359	1,250,000	374,178	-		2,152,537
Cost of revenue	2,219,626	683,248	392,741	10,916	1	3,306,531	5
General and administrative	228,946	11,279	99,734	538,626	2	878,585	5
Sales and marketing	197,619	-	4,354	3,639	1	205,612	5
Product development and enhancement	234,689	-	-	8,733	1	243,422	5
Amortization and depreciation	20,961	41,855	10,007	127,062	3	199,885	5
Income (losses) before income taxes	809,856	948,601	103,308	(670,649	) 4	1,191,116

Three Months Ended	TPP	IPL	CP	Reconciling		Consolidated
June 30, 2010	Canada	U.S.	U.S.	Items		Total

Total revenue	$2,817,079	$1,826,133	$487,707	$-		$5,130,919
Revenue: major customers	571,587	1,375,000	296,890	-		2,243,477
Cost of revenue	1,711,257	497,158	364,924	13,970	1	2,587,309	5
General and administrative	274,980	7,533	233,557	530,909	2	1,046,979	5
Sales and marketing	99,265	-	4,716	285	1	104,266	5
Product development and enhancement	119,156	-	-	3,844	1	123,000	5
Amortization and depreciation	18,500	41,857	14,359	128,458	3	203,174	5
Income (losses) before income taxes	673,022	1,280,674	(119,726)	(693,758)	4	1,140,212

1	Represents share-based payments included in the unallocated corporate or centralized marketing, general and administrative expenses.
2	Represents share-based payments and other unallocated corporate or centralized marketing, general and administrative expenses
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Amortization of property and equipment has not been allocated to other cost categories as presented in the consolidated statements of earnings and comprehensive income.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18.	TRANSITION TO IFRS

The Accounting Standards Board of the CICA announced that Canadian GAAP for publicly accountable enterprises have been replaced with IFRS, as published by the IASB, for fiscal years beginning on or after January 1, 2011.

IFRS 1 First Time Adoption of International Financial Reporting Standards sets forth guidance for the initial adoption of IFRS.  Under IFRS 1 the standards are applied retrospectively with all adjustments impacting earlier periods recorded as an adjustment to opening retained earnings on the date of transition to IFRS or if appropriate another category of equity unless certain exemptions are applied. The Corporation has applied the following exemptions to its opening statement of financial position dated April 1, 2010:

•
Business Combinations – IFRS 1 indicates that a first-time adopter may elect not to apply IFRS 3 Business Combinations retrospectively to business combinations before the date of transition to IFRS. The Corporation has elected to use this election and will apply IFRS 3 to future business combinations.

•
Consolidated and Separate Financial Statements – according to IFRS 1, if a company elects to apply IFRS 3 Business Combinations retrospectively, IAS 27 Consolidated and Separate Financial Statements must also be applied retrospectively. As the Corporation elects to apply IFRS 3 prospectively, the Corporation has also elected to apply IAS 27 prospectively.

•
Share-Based Payments – IFRS 1 encourages, but does not require, first time adopters to apply IFRS 2 Share-Based Payment to equity instruments that were granted on or before November 7, 2002, or equity instruments that were granted subsequent to November 7, 2002 and vested before the later of the date of transition to IFRS and January 1, 2005. The Corporation has elected to take advantage of the exemption and not apply IFRS 2 to awards that vested prior to April 1, 2010.

IFRS employs a conceptual framework that is similar to Canadian GAAP, however, significant differences exist in certain matters of recognition, measurement and disclosure. While adoption of IFRS has not changed the Corporation’s actual cash flows, it has resulted in changes to the Corporation’s reported financial position, statements of earnings and comprehensive income and statements of cash flows. In order to allow the users of the financial statements to better understand these changes, the Corporation’s Canadian GAAP Consolidated statement of financial position as at June 30, 2010, April 1, 2010 and March 31, 2011, statement of earnings and comprehensive income for the twelve months ended March 31, 2011 and the quarter ended June 30, 2010 and statement of cash flow for the quarter ended June 30, 2010 have been reconciled to IFRS with the resulting differences explained in the following section:

•
IFRS 2 “Share-based Payments.”  Canadian GAAP allows the preparer to choose from two methods, namely, (a) treating all options granted on a particular date and with the same terms and conditions as one pool (pooling method) and (b) treating options with different vesting dates as different grants (vesting method).  The cost of such methods is calculated according to Black-Scholes valuation method for both methods.  For the pooling method, the total expense is amortized on a straight line basis over the longest vesting period of all of the options in the pool resulting in equal charges to income over the period.  The vesting method looks at each vesting tranche and the expense associated with that particular vesting tranche and amortizes that in a straight line.  This second method resulted in more expense recognized in the early term of an option and less in the later term of an option compared to the pooling method.  Under IFRS, the vesting method is the only method that may be used.  Under Canadian GAAP, the Corporation had been applying the pooling method.

Using the vesting method as required under IFRS, share-based payments for the year ended March 31, 2011 were $1,414,593 as opposed to $1,126,404 as recorded under Canadian GAAP, a difference of $288,189.  For the three months ended June 30, 2010, share-based payments were $130,514 as opposed to $283,774 as recorded under Canadian GAAP, a difference of $(153,260).

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18.	TRANSITION TO IFRS (continued)

        Also under the vesting method, share-based payments prior to April 1, 2010, the date of transition, has been adjusted, resulting in an increase to share-based payments of $684,884, with a corresponding amount recorded to contributed surplus.

•
Deferred tax assets:  Under Canadian GAAP, deferred tax assets were presented as current (expected to be utilized within twelve months) and non-current.  Under IFRS, all deferred tax assets are presented as non-current.

•	Warrants: Under Canadian GAAP, warrants were included in contributed surplus, whereas, under IFRS, warrants are presented separately in the consolidated statements of financial position.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of financial position and equity reconciliation at April 1, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$5,069,763			$5,069,763
Funds held for merchants	5,804,752			5,804,752
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	799,584			799,584
Corporate taxes receivable	1,072,930			1,072,930
Prepaid expenses	416,507			416,507
Current portion of deferred tax assets	1,280,860	(1,280,860)		-
Total current assets	14,619,396	(1,280,860)	-	13,338,536

Property and equipment, net	219,580			219,580
Patents	455,304			455,304
Restricted cash	255,247			255,247
Deferred tax assets	2,406,473	1,280,860		3,687,333
Goodwill	17,874,202			17,874,202
Other intangible assets	4,710,337			4,710,337
Other assets	20,641			20,641

Total assets	$40,561,180	-	-	$40,561,180

LIABILITIES

Current liabilities
Accounts payable	$836,274			$836,274
Accrued liabilities	1,040,443			1,040,443
Corporate taxes payable	-			-
Funds due to merchants	5,804,752			5,804,752
Current portion of obligations under finance lease	11,195			11,195
Current portion of deferred revenue	1,325,983			1,325,983
Total current liabilities	9,018,647	-	-	9,018,647

Obligations under finance lease	9,840			9,840

Deferred revenue	2,155,162			2,155,162

Total liabilities	11,183,649	-	-	11,183,649

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,241,408 issued and outstanding	50,152,385			50,152,385

Contributed surplus	7,952,343	(649,500)	684,884	7,987,727
Warrants	-	649,500		649,500
Deficit	(28,877,282)		(684,884)	(29,562,166)
Accumulated other comprehensive income	150,085			150,085
Total shareholders’ equity	29,377,531	-	-	29,377,531

Total liabilities and shareholders’ equity	$40,561,180	-	-	$40,561,180

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
18.           TRANSITION TO IFRS (continued)

The Canadian GAAP statement of financial position and equity reconciliation at March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$26,917,491			$26,917,491
Funds held for merchants	7,164,420			7,164,420
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	1,103,529			1,103,529
Corporate taxes receivable	101,162			101,162
Prepaid expenses	266,066			266,066
Current portion of deferred tax assets	428,240	(428,240)		-
Total current assets	36,155,908	(428,240)	-	35,727,668

Property and equipment, net	163,222			163,222
Patents	287,877			287,877
Restricted cash	262,644			262,644
Deferred tax assets	761,507	428,240		1,189,747
Goodwill	17,874,202			17,874,202
Other intangible assets	4,215,187			4,215,187
Other assets	21,041			21,041

Total assets	$59,741,588	-	-	$59,741,588

LIABILITIES

Current liabilities
Accounts payable	$702,820			$702,820
Accrued liabilities	1,390,847			1,390,847
Corporate taxes payable	4,796,157			4,796,157
Funds due to merchants	7,164,420			7,164,420
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,420,228			1,420,228
Total current liabilities	15,476,932	-	-	15,476,932

Obligations under finance lease	7,380			7,380

Deferred revenue	935,979			935,979

Total liabilities	16,420,291	-	-	16,420,291

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 28,127,184 issued and outstanding	53,557,276			53,557,276

Contributed surplus	7,959,595	(113,662)	973,073	8,819,006
Warrants	-	113,662		113,662
Deficit	(18,590,128)		(973,073)	(19,563,201)
Accumulated other comprehensive income	394,554			394,554
Total shareholders’ equity	43,321,297	-	-	43,321,297

Total liabilities and shareholders’ equity	$59,741,588	-	-	$59,741,588

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of financial position and equity reconciliation at June 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS
Current Assets
Cash and cash equivalents	$6,390,394			$6,390,394
Funds held for merchants	5,949,784			5,949,784
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $29,309	826,277			826,277
Corporate taxes receivable	1,381,132			1,381,132
Prepaid expenses	401,326			401,326
Current portion of deferred tax assets	340,535	(340,535)		-
Total current assets	15,464,448	(340,535)	-	15,123,913

Property and equipment, net	181,695			181,695
Patents, net	413,447			413,447
Restricted cash	248,130			248,130
Deferred tax assets	2,406,473	340,535		2,747,008
Other assets	20,263			20,263
Goodwill	17,874,202			17,874,202
Other intangible assets, net	4,586,550			4,586,550

TOTAL ASSETS	$41,195,208	-	-	$41,195,208

LIABILITIES
Current Liabilities
Accounts payable	$1,091,343			$1,091,343
Accrued liabilities	972,237			972,237
Funds due to merchants	5,949,784			5,949,784
Current portion of obligations under finance lease	6,627			6,627
Current portion of deferred revenue	1,364,355			1,364,355
Total current liabilities	9,384,346	-	-	9,384,346

Obligations under finance lease	9,840			9,840

Deferred revenue	1,843,807			1,843,807

TOTAL LIABILITIES	11,237,993	-	-	11,237,993

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,251,984 issued and outstanding	50,172,333			50,172,333

Contributed surplus	8,216,170	(649,500)	531,624	8,098,294
Warrants	-	649,500		649,500
Deficit	(28,489,437)		(531,624)	(29,021,061)
Accumulated other comprehensive income	58,149			58,149
Total shareholders' equity	29,957,215	-	-	29,957,215

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,195,208	-	-	$41,195,208

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of earnings and comprehensive income for the twelve months ended March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$47,160,490	$-	$47,160,490
COSTS OF REVENUE	22,761,666	20,305	22,781,971
GROSS PROFIT	24,398,824	(20,305)	24,378,519

OPERATING EXPENSES
General and administrative	4,377,239	87,401	4,464,640
Sales and marketing	638,450	133,556	772,006
Product development and enhancement	570,103	46,927	617,030
Amortization of intangible assets	662,576		662,576
INCOME BEFORE OTHER INCOME AND INCOME TAXES	18,150,456	(288,189)	17,862,267

Foreign exchange (loss) gain	(205,472)		(205,472)
Other (expense) income, net	(5,549)		(5,549)
Interest income	48,330		48,330
INCOME BEFORE INCOME TAXES	17,987,765	(288,189)	17,699,576

Income tax expense (recovery)
Current	5,203,025		5,203,025
Deferred	2,497,586		2,497,586
	7,700,611		7,700,611

NET INCOME	$10,287,154	$(288,189)	$9,998,965

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	244,469		244,469

TOTAL COMPREHENSIVE INCOME	$10,531,623	$(288,189)	$10,243,434

EARNINGS (LOSS) PER SHARE, basic	$0.38	$(0.01)	$0.37

EARNINGS (LOSS) PER SHARE, diluted	$0.37	$(0.01)	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	27,342,799		27,342,799
Diluted	27,844,113		27,844,113

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of earnings and comprehensive income for the three months ended June 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$5,130,919	$-	$5,130,919
COST OF REVENUE	2,628,869	(23,087)	2,605,782
GROSS PROFIT	2,502,050	23,087	2,525,137

OPERATING EXPENSES
General and administrative	1,180,081	(122,164)	1,057,917
Sales and marketing	108,807	(471)	108,336
Product development and enhancement	134,586	(7,538)	127,048
Amortization of intangible assets	165,645		165,645
INCOME BEFORE OTHER INCOME AND INCOME TAXES	912,931	153,260	1,066,191

Foreign exchange gain	67,902		67,902
Interest income	6,119		6,119
INCOME BEFORE INCOME TAXES	986,952	153,260	1,140,212

Income tax expense (recovery)
Current	(341,218)		(341,218)
Deferred	940,325		940,325
	599,107	-	599,107

NET INCOME	$387,845	$153,260	$541,105

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange loss on translation of foreign operations	(91,936)		(91,936)

TOTAL COMPREHENSIVE INCOME	$295,909	$153,260	$449,169

EARNINGS PER SHARE, basic and diluted	$0.01	$0.01	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,251,984		27,251,984
Diluted	27,496,401		27,496,401

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of cash flows for the three months ended June 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$387,845	$153,260	$541,105
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	37,529		37,529
Amortization of intangible assets	165,645		165,645
Share-based payments	283,774	(153,260)	130,514
Gain on sale of property and equipment	-		-
Deferred income taxes	940,325		940,325

Changes in non-cash operating working capital
Accounts receivable	(56,055)		(56,055)
Corporate taxes receivable	(344,293)		(344,293)
Prepaid expenses	12,065		12,065
Accounts payable and accrued liabilities	232,863		232,863
Deferred revenue	(266,943)		(266,943)
Net cash provided by operating activities	1,392,755	-	1,392,755

Investing Activities:
Acquisition of property and equipment	(3,420)		(3,420)
Net cash used in investing activities	(3,420)	-	(3,420)

Financing Activities:
Principal payments on finance leases	(4,318)		(4,318)
Net cash used in financing activities	(4,318)	-	(4,318)

Effects of foreign exchange rate changes on cash and cash equivalents	(64,386)	-	(64,386)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,320,631	-	1,320,631

Cash and cash equivalents, beginning of period	5,069,763		5,069,763

Cash and cash equivalents, end of period	$6,390,394	-	$6,390,394

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are incorporated under the Yukon Business Corporations Act and qualify as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although as a foreign private issuer we are no longer required to do so, we currently voluntarily continue to file on domestic forms, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, with the Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto for the three months ended June 30, 2011included therein, which have been prepared in accordance with IFRS as issued by the IASB.  We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information.  Quarterly operating results have varied significantly in the past and can be expected to vary in the future.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

Overview

We are a financial payment processor operating three separate lines of business:  transaction payment processing, intellectual property licensing and check processing. Our transaction payment processing services consist predominantly of Internet-based services, while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  Except for non-recurring revenue, since the completion of our 2007 acquisition of Beanstream (which had a strong Internet-based product and service offering), our transaction payment processing services have become (and are expected to be for the foreseeable future) our principal line of business, while our other lines of business (including the electronic check processing services that we had previously relied on for a significant source of revenue) have become less important to our overall service offerings and less significant to the financial performance of our company. Our IPL segment revenues are derived from licensing fees paid to us by licensees of our intellectual property.  In some instances, licensees pay licensing fees on a running royalty basis and in other instances, particularly those instances that involve enforcement or litigation efforts on our behalf, licensees typically pay license fees on a fully paid-up non-recurring basis.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Revenue

Total revenue for the three months ended June 30, 2011 was approximately $5,976,000, an increase of approximately $845,000 or approximately 16.5% from total revenue of approximately $5,131,000 for the three months ended June 30, 2010. This increase is primarily attributable to an increase in TPP revenue for the period of approximately $869,000.

TPP Segment

Revenue pertaining to our TPP segment consists of transaction fees, one-time set-up fees and monthly gateway fees.  TPP segment revenue for the three months ended June 30, 2011 was approximately $3,686,000, an increase of approximately $869,000 or approximately 30.8% from TPP segment revenue of approximately $2,817,000 for the three months ended June 30, 2010.  Transaction fees for the three months ended June 30, 2011 were approximately $2,868,000 compared to approximately $2,307,000 for the three months ended June 30, 2010, an increase of approximately $561,000 or approximately 24.3%; the amortized portion of one-time set-up fees recognized was approximately $55,000 for the three months ended June 30, 2011 compared to approximately $53,000 for the three months ended June 30, 2010, an increase of approximately $2,000 or approximately 3.8%; and monthly gateway fees for the three months ended June 30, 2011 were approximately $493,000 compared to approximately $365,000 for the three months ended June 30, 2010, an increase of approximately $128,000 or approximately 35.1%. The increase in transaction fees, one-time set-up fees and monthly gateway fees was primarily attributable to a 24.5% increase in our merchant base as at June 30, 2011 as compared to June 30, 2010. Software customization fees for the three months ended June 30, 2011 were approximately $134,000 compared to approximately $32,000 for the three months ended June 30, 2010, an increase of approximately $102,000 or approximately 318.8%.

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $144,000 or approximately 7.9% from approximately $1,826,000 for the three months ended June 30, 2010 to approximately $1,682,000 for the three months ended June 30, 2011. The decrease in revenue from licensing our patented intellectual property was primarily attributable to the licensing revenue recognized of approximately $1,250,000 from the License Agreement we entered into with one of the defendants in the 2008 Litigation during the three months ended June 30, 2011 compared to the licensing revenue recognized of approximately $1,375,000 from the License Agreement we entered into with one of the defendants in the 2008 Litigation during the three months ended June 30, 2010, a difference of approximately $125,000.

CP Segment

CP segment revenue for the three months ended June 30, 2011 was approximately $609,000, an increase of approximately $121,000 or approximately 24.8% from CP segment revenue of approximately $488,000 for the three months ended June 30, 2010. Revenue from our secondary check collections business increased approximately $120,000 or approximately 29.3% from approximately $409,000 for the three months ended June 30, 2010 to approximately $529,000 for the three months ended June 30, 2011. Revenue from our primary check collections business increased approximately 1.3% from approximately $75,000 for the three months ended June 30, 2010 to approximately $76,000 for the three months ended June 30, 2011. The increase in CP segment revenue was primarily attributable to an increase in revenue from our secondary check collections business. Returned checks assigned for secondary recovery increased approximately 13% for the current period as compared to the prior period.

Cost of Revenue

Cost of revenue consists primarily of costs incurred by the TPP and IPL operating segments and partially of costs incurred by the CP operating segment.  TPP and CP costs are incurred in the delivery of e-commerce transaction services, customer service support and check collection services and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits and share-based payments. IPL segment costs of revenue are primarily legal retention fees and legal disbursement costs incurred in generating licensing revenue.

Costs of revenue increased from approximately $2,606,000 for the three months ended June 30, 2010, to approximately $3,322,000 for the three months ended June 30, 2011, an increase of approximately $716,000 or approximately 27.5%. The increase was primarily attributable to an increase in our TPP segment cost of revenue of approximately $509,000 or approximately 29.7% from approximately $1,711,000 for the three months ended June 30, 2010 to approximately $2,220,000 for the three months ended June 30, 2011 and an increase in IPL segment cost of revenue of approximately $186,000 from approximately $497,000 for the three months ended June 30, 2010 to approximately $683,000 for the three months ended June 30, 2011.  The increase in TPP segment cost of revenue was partially attributable to an increase in transaction costs which include interchange, assessments and other transactions fees of approximately 20.2% consistent with the increase in transaction fee revenue and partially attributable to an increase in customer service representation costs of approximately $56,000 or approximately 33.5% due to an increase in staffing within the customer service department.

The increase in IPL segment cost of revenue was primarily attributable to an increase of approximately $122,000 in costs incurred in entering into the License Agreement with one of the defendants in the 2008 Litigation during the three months ended June 30, 2011 as compared to the costs incurred in entering into the License Agreement with one of the defendants in the 2008 Litigation during the three months ended June 30, 2010.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs including associated share-based payments and employment benefits, office facilities, travel, public relations and professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses also include the costs of corporate and support functions including our executive leadership and administration groups, finance, information technology, legal, human resources and corporate communication costs.

General and administrative expenses decreased to approximately $889,000 from approximately $1,058,000 for the three months ended June 30, 2011 and 2010, respectively, a decrease of approximately $169,000 or approximately 16%. TPP segment expenses decreased to approximately $229,000 from approximately $275,000 for the three months ended June 30, 2011 and 2010 respectively, a decrease of approximately $46,000 or approximately 16.7%. CP segment expenses decreased to approximately $100,000 from approximately $234,000 for the three months ended June 30, 2011 and 2010 respectively, a decrease of approximately $134,000 or approximately 57.3%. The decrease in the TPP and CP segments general and administrative expenses is primarily attributable to a decrease of approximately $202,000 in legal fees primarily pertaining to the two patent infringement complaints filed against our subsidiaries, LML Payment Systems Corp. and Beanstream Internet Commerce Inc. in April, 2009. These complaints were dismissed with prejudice during the prior fiscal year.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expenses increased to approximately $210,000 from approximately $108,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of approximately $102,000 or 94.4%. The increase is primarily attributable to an increase in TPP segment sales and marketing expenses of approximately $99,000 or approximately 100% from approximately $99,000 for the three months ended June 30, 2010 to approximately $198,000 for the three months ended June 30, 2011. The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $75,000, resulting from an increase in staffing levels.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $247,000 for the three months ended June 30, 2011 as compared to approximately $127,000 for the three months ended June 30, 2010, an increase of approximately $120,000 or approximately 94.5%. The increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $116,000 or approximately 97.5% from approximately $119,000 for the three months ended June 30, 2010 to approximately $235,000 for the three months ended June 30, 2011. The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase in staff was required to support the additional software customization work as well as supporting new and existing product and service lines.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $166,000 for the three months ended June 30, 2011 and 2010, respectively.

Interest income

Interest income increased to approximately $17,000 from approximately $6,000 for the three months ended June 30, 2011 and 2010, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments.

Income tax expense (recovery)

Income tax expense (recovery) consists of current income taxes of approximately $208,000 for the three months ended June 30, 2011 compared to a recovery of current income taxes of approximately $341,000 for the three months ended June 30, 2010, a change in current income tax expense of approximately $549,000.  The increase in income tax expense is primarily attributable to the expected recovery of taxes for the prior fiscal quarter resulting from the implementation of certain tax planning strategies during the three months ended September 30, 2009.  These strategies were intended to permit the recovery of income taxes previously paid on behalf of our subsidiary, Beanstream. Deferred income tax expense was approximately $291,000 for the three months ended June 30, 2011 compared to approximately $940,000 for the three months ended June 30, 2010, a decrease in deferred income tax expense of approximately $649,000. The decrease in deferred income tax expense was primarily attributable to a reduction in the drawdown of our deferred income tax assets for the current period as compared to the prior period.

Net income

Net income increased approximately $152,000 from net income of approximately $541,000 for the three months ended June 30, 2010 to net income of approximately $693,000 for the three months ended June 30, 2011.

Basic and diluted earnings per share were both approximately $0.02 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $21,459,000 in working capital as of June 30, 2011 compared to approximately $20,251,000 in working capital as of March 31, 2011, an increase of approximately $1,208,000. The increase in working capital was primarily attributable to an increase in accounts receivable of approximately $889,000 resulting primarily from the license agreement entered into during the three months ended June 30, 2011. Cash used in operating activities was approximately $4,388,000 for the three months ended June 30, 2011, as compared to cash provided by operating activities of approximately $1,393,000 for the three months ended June 30, 2010. The decrease in cash provided by operating activities of approximately $5,781,000 was primarily attributable to the decrease in corporate taxes payable of approximately $4,337,000 resulting from corporate tax payments made during the three months ended June 30, 2011 relating to the prior fiscal year corporate taxes payable. Cash used in investing activities was approximately $21,000 for the three months ended June 30, 2011 as compared to approximately $3,000 for the three months ended June 30, 2010, an increase in cash used in investing activities of approximately $18,000. The increase in cash used in investing activities was primarily attributable to an increase in acquisition of property and equipment of approximately $18,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Cash provided by financing activities was approximately $205,000 for the three months ended June 30, 2011 as compared to cash used in financing activities of approximately $4,000 for the three months ended June 30, 2010, an increase in cash provided by financing activities of approximately $209,000. The increase in cash provided by financing activities was primarily attributable to proceeds from exercise of stock options of approximately $205,000 during the three months ended June 30, 2011.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of June 30, 2011, the Corporation’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

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

Critical Accounting Policies

Except for the following, there have been no changes to our critical accounting policies since March 31, 2011. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the Securities and Exchange Commission on June 16, 2011 (file no. 000-13959):

Conversion to IFRS

The Accounting Standards Board of the CICA announced that Canadian GAAP for publicly accountable enterprises have been replaced with IFRS, as published by the IASB, for fiscal years beginning on or after January 1, 2011.

IFRS 1 First Time Adoption of International Financial Reporting Standards sets forth guidance for the initial adoption of IFRS.  Under IFRS 1 the standards are applied retrospectively with all adjustments impacting earlier periods recorded as an adjustment to opening retained earnings on the date of transition to IFRS or if appropriate another category of equity unless certain exemptions are applied. We have applied the following exemptions to our opening statement of financial position dated April 1, 2010:

•
Business Combinations – IFRS 1 indicates that a first-time adopter may elect not to apply IFRS 3 Business Combinations retrospectively to business combinations before the date of transition to IFRS. We have chosen to use this election and will apply IFRS 3 to future business combinations.

•
Consolidated and Separate Financial Statements – according to IFRS 1, if a company elects to apply IFRS 3 Business Combinations retrospectively, IAS 27 Consolidated and Separate Financial Statements must also be applied retrospectively. As we elected to apply IFRS 3 prospectively, we have also elected to apply IAS 27 prospectively.

•
Share-Based Payments – IFRS 1 encourages, but does not require, first time adopters to apply IFRS 2 Share-Based Payment to equity instruments that were granted on or before November 7, 2002, or equity instruments that were granted subsequent to November 7, 2002 and vested before the later of the date of transition to IFRS and January 1, 2005. We have elected to take advantage of the exemption and not apply IFRS 2 to awards that vested prior to April 1, 2010.

IFRS employs a conceptual framework that is similar to Canadian GAAP however, significant differences exist in certain matters of recognition, measurement and disclosure. While adoption of IFRS has not changed our actual cash flows, it has resulted in changes to our reported financial position, statements of earnings and comprehensive income and statements of cash flows. In order to allow the users of the financial statements to better understand these changes, our Canadian GAAP Consolidated statement of financial position as at June 30, 2010, April 1, 2010 and March 31, 2011, statement of earnings and comprehensive income for the twelve months ended March 31, 2011 and the quarter ended June 30, 2010 and statement of cash flow for the quarter ended June 30, 2010 have been reconciled to IFRS with the resulting differences explained in the following section:

•
IFRS 2 “Share-based Payments.”  Canadian GAAP allows the preparer to choose from two methods, namely, (a) treating all options granted on a particular date and with the same terms and conditions as one pool (pooling method) and (b) treating options with different vesting dates as different grants (vesting method).  The cost of such methods is calculated according to Black-Scholes valuation method for both methods.  For the pooling method, the total expense is amortized on a straight line basis over the longest vesting period of all of the options in the pool resulting in equal charges to income over the period.  The vesting method looks at each vesting tranche and the expense associated with that particular vesting tranche and amortizes that in a straight line.  This second method resulted in more expense recognized in the early term of an option and less in the later term of an option as compared to the pooling method.  Under IFRS, the vesting method is the only method that may be used.  Under Canadian GAAP we had been applying the pooling method.

Using the vesting method as required under IFRS, share-based payments for the year ended March 31, 2011 was approximately $1,414,000 as opposed to approximately $1,126,000 as recorded under Canadian GAAP, a difference of approximately $288,000.  For the three months ended June 30, 2010, share-based payments were approximately $131,000 as opposed to approximately $284,000 as reported under Canadian GAAP, a difference of approximately $(153,000).

          Also under the vesting method, share-based payments prior to April 1, 2010, the date of transition, has been adjusted, resulting in an increase to share-based payments of approximately $685,000, with a corresponding amount recorded to contributed surplus.

•
Deferred tax assets:  Under Canadian GAAP, deferred tax assets were presented as current (expected to be utilized within twelve months) and non-current.  Under IFRS, all deferred tax assets are presented as non-current.

•	Warrants: Under Canadian GAAP, warrants were included in contributed surplus, whereas, under IFRS, warrants are presented separately in the consolidated statements of financial position.

The Canadian GAAP statement of financial position and equity reconciliation at April 1, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$5,069,763			$5,069,763
Funds held for merchants	5,804,752			5,804,752
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	799,584			799,584
Corporate taxes receivable	1,072,930			1,072,930
Prepaid expenses	416,507			416,507
Current portion of deferred tax assets	1,280,860	(1,280,860)		-
Total current assets	14,619,396	(1,280,860)	-	13,338,536

Property and equipment, net	219,580			219,580
Patents	455,304			455,304
Restricted cash	255,247			255,247
Deferred tax assets	2,406,473	1,280,860		3,687,333
Goodwill	17,874,202			17,874,202
Other intangible assets	4,710,337			4,710,337
Other assets	20,641			20,641

Total assets	$40,561,180	-	-	$40,561,180

LIABILITIES

Current liabilities
Accounts payable	$836,274			$836,274
Accrued liabilities	1,040,443			1,040,443
Corporate taxes payable	-			-
Funds due to merchants	5,804,752			5,804,752
Current portion of obligations under finance lease	11,195			11,195
Current portion of deferred revenue	1,325,983			1,325,983
Total current liabilities	9,018,647	-	-	9,018,647

Obligations under finance lease	9,840			9,840

Deferred revenue	2,155,162			2,155,162

Total liabilities	11,183,649	-	-	11,183,649

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,241,408 issued and outstanding	50,152,385			50,152,385

Contributed surplus	7,952,343	(649,500)	684,884	7,987,727
Warrants	-	649,500		649,500
Deficit	(28,877,282)		(684,884)	(29,562,166)
Accumulated other comprehensive income	150,085			150,085
Total shareholders’ equity	29,377,531	-	-	29,377,531

Total liabilities and shareholders’ equity	$40,561,180	-	-	$40,561,180

The Canadian GAAP statement of financial position and equity reconciliation at March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$26,917,491			$26,917,491
Funds held for merchants	7,164,420			7,164,420
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	1,103,529			1,103,529
Corporate taxes receivable	101,162			101,162
Prepaid expenses	266,066			266,066
Current portion of deferred tax assets	428,240	(428,240)		-
Total current assets	36,155,908	(428,240)	-	35,727,668

Property and equipment, net	163,222			163,222
Patents	287,877			287,877
Restricted cash	262,644			262,644
Deferred tax assets	761,507	428,240		1,189,747
Goodwill	17,874,202			17,874,202
Other intangible assets	4,215,187			4,215,187
Other assets	21,041			21,041

Total assets	$59,741,588	-	-	$59,741,588

LIABILITIES

Current liabilities
Accounts payable	$702,820			$702,820
Accrued liabilities	1,390,847			1,390,847
Corporate taxes payable	4,796,157			4,796,157
Funds due to merchants	7,164,420			7,164,420
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,420,228			1,420,228
Total current liabilities	15,476,932	-	-	15,476,932

Obligations under finance lease	7,380			7,380

Deferred revenue	935,979			935,979

Total liabilities	16,420,291	-	-	16,420,291

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 28,127,184 issued and outstanding	53,557,276			53,557,276

Contributed surplus	7,959,595	(113,662)	973,073	8,819,006
Warrants	-	113,662		113,662
Deficit	(18,590,128)		(973,073)	(19,563,201)
Accumulated other comprehensive income	394,554			394,554
Total shareholders’ equity	43,321,297	-	-	43,321,297

Total liabilities and shareholders’ equity	$59,741,588	-	-	$59,741,588

The Canadian GAAP statement of financial position and equity reconciliation at June 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS
Current Assets
Cash and cash equivalents	$6,390,394			$6,390,394
Funds held for merchants	5,949,784			5,949,784
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $29,309	826,277			826,277
Corporate taxes receivable	1,381,132			1,381,132
Prepaid expenses	401,326			401,326
Current portion of deferred tax assets	340,535	(340,535)		-
Total current assets	15,464,448	(340,535)	-	15,123,913

Property and equipment, net	181,695			181,695
Patents, net	413,447			413,447
Restricted cash	248,130			248,130
Deferred tax assets	2,406,473	340,535		2,747,008
Other assets	20,263			20,263
Goodwill	17,874,202			17,874,202
Other intangible assets, net	4,586,550			4,586,550

TOTAL ASSETS	$41,195,208	-	-	$41,195,208

LIABILITIES
Current Liabilities
Accounts payable	$1,091,343			$1,091,343
Accrued liabilities	972,237			972,237
Funds due to merchants	5,949,784			5,949,784
Current portion of obligations under finance lease	6,627			6,627
Current portion of deferred revenue	1,364,355			1,364,355
Total current liabilities	9,384,346	-	-	9,384,346

Obligations under finance lease	9,840			9,840

Deferred revenue	1,843,807			1,843,807

TOTAL LIABILITIES	11,237,993	-	-	11,237,993

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,251,984 issued and outstanding	50,172,333			50,172,333

Contributed surplus	8,216,170	(649,500)	(153,260)	8,098,294
Warrants	-	649,500		649,500
Deficit	(28,489,437)		153,260	(28,336,177)
Accumulated other comprehensive income	58,149			58,149
Total shareholders' equity	29,957,215	-	-	29,957,215

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,195,208	-	-	$41,195,208

The Canadian GAAP statement of earnings and comprehensive income for the twelve months ended March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$47,160,490	$-	$47,160,490
COSTS OF REVENUE	22,761,666	20,305	22,781,971
GROSS PROFIT	24,398,824	(20,305)	24,378,519

OPERATING EXPENSES
General and administrative	4,377,239	87,401	4,464,640
Sales and marketing	638,450	133,556	772,006
Product development and enhancement	570,103	46,927	617,030
Amortization of intangible assets	662,576		662,576
INCOME BEFORE OTHER INCOME AND INCOME TAXES	18,150,456	(288,189)	17,862,267

Foreign exchange (loss) gain	(205,472)		(205,472)
Other (expense) income, net	(5,549)		(5,549)
Interest income	48,330		48,330
INCOME BEFORE INCOME TAXES	17,987,765	(288,189)	17,699,576

Income tax expense (recovery)
Current	5,203,025		5,203,025
Deferred	2,497,586		2,497,586
	7,700,611		7,700,611

NET INCOME	$10,287,154	$(288,189)	$9,998,965

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	244,469		244,469

TOTAL COMPREHENSIVE INCOME	$10,531,623	$(288,189)	$10,243,434

EARNINGS (LOSS) PER SHARE, basic	$0.38	$(0.01)	$0.37

EARNINGS (LOSS) PER SHARE, diluted	$0.37	$(0.01)	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	27,342,799		27,342,799
Diluted	27,844,113		27,844,113

The Canadian GAAP statement of earnings and comprehensive income for the three months ended June 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$5,130,919	$-	$5,130,919
COST OF REVENUE	2,628,869	(23,087)	2,605,782
GROSS PROFIT	2,502,050	23,087	2,525,137

OPERATING EXPENSES
General and administrative	1,180,081	(122,164)	1,057,917
Sales and marketing	108,807	(471)	108,336
Product development and enhancement	134,586	(7,538)	127,048
Amortization of intangible assets	165,645		165,645
INCOME BEFORE OTHER INCOME AND INCOME TAXES	912,931	153,260	1,066,191

Foreign exchange gain	67,902		67,902
Interest income	6,119		6,119
INCOME BEFORE INCOME TAXES	986,952	153,260	1,140,212

Income tax expense (recovery)
Current	(341,218)		(341,218)
Deferred	940,325		940,325
	599,107	-	599,107

NET INCOME	$387,845	$153,260	$541,105

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange loss on translation of foreign operations	(91,936)		(91,936)

TOTAL COMPREHENSIVE INCOME	$295,909	$153,260	$449,169

EARNINGS PER SHARE, basic and diluted	$0.01	$0.01	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,251,984		27,251,984
Diluted	27,496,401		27,496,401

The Canadian GAAP statement of cash flows for the three months ended June 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$387,845	$153,260	$541,105
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	37,529		37,529
Amortization of intangible assets	165,645		165,645
Share-based payments	283,774	(153,260)	130,514
Gain on sale of property and equipment	-		-
Deferred income taxes	940,325		940,325

Changes in non-cash operating working capital
Accounts receivable	(56,055)		(56,055)
Corporate taxes receivable	(344,293)		(344,293)
Prepaid expenses	12,065		12,065
Accounts payable and accrued liabilities	232,863		232,863
Deferred revenue	(266,943)		(266,943)
Net cash provided by operating activities	1,392,755	-	1,392,755

Investing Activities:
Acquisition of property and equipment	(3,420)		(3,420)
Net cash used in investing activities	(3,420)	-	(3,420)

Financing Activities:
Principal payments on finance leases	(4,318)		(4,318)
Net cash used in financing activities	(4,318)	-	(4,318)

Effects of foreign exchange rate changes on cash and cash equivalents	(64,386)	-	(64,386)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,320,631	-	1,320,631

Cash and cash equivalents, beginning of period	5,069,763		5,069,763

Cash and cash equivalents, end of period	$6,390,394	-	$6,390,394

Contingencies

See Note 14. Commitments and Contingencies, for a discussion of contingencies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2011 until June 30, 2011, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 16, 2011 (file no. 000-13959).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our Corporation that are designed to ensure that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CAO concluded that, our disclosure controls and procedures were effectively designed to provide reasonable assurance that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

On November 19, 2008, we filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States (the “2008 Litigation”).  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 (the “40,220 Patent”) and seek damages and injunctive and other relief for the alleged infringement of this patent.

During the three months ended June 30, 2011, we entered into a Settlement and License Agreement with Northern Trust, which was one of the defendants in the 2008 Litigation (see Note 14 to the Consolidated Financial Statements in Part I above).  The Settlement Agreement was effective June 30, 2011 and provided Northern Trust with a fully paid-up license from us to use our patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the Settlement Agreement, Northern Trust paid us compensation in the amount of $1,250,000 for releases, licenses, covenants and all other rights granted under the Settlement Agreement.   Pursuant to a retention agreement with our legal firm, we paid approximately $610,000 in legal fees for the firm’s services in connection with the Settlement Agreement.

Given the number and size of the defendants in the 2008 Litigation, during the three months ended December 31, 2010, we filed a motion to separate the defendants in the 2008 Litigation into groups for the purpose of holding separate trials so that each trial can be conducted in a feasible and judicious manner.  In January 2011, the Court in the 2008 Litigation issued a trial order that: (i) defendants Citibank, HSBC Bank USA N.A. and PayPal be grouped together for a trial to begin on March 8, 2011 (the “Phase I trial”); (ii) defendants JPMorgan, Wells Fargo and Wachovia be grouped together for a trial to begin on October 4, 2011 (the “Phase II trial”) and (iii) defendants Capital One, Northern Trust and Deutsche Bank be grouped together for another  trial also to begin on October 4, 2011 (the “Phase III trial”).  In addition, to enable the Court and the parties to the Phase I trial to better focus on the issues pertinent to the Phase I trial, the Court also ordered that pre-trial proceedings be stayed until further notice as to all defendants in the Phase II and Phase III trials. As a result of the settlements reached with each of HSBC North American Holdings Inc., Citigroup Inc. and PayPal Inc., during the fourth quarter of fiscal 2011, the Phase I trial was rendered moot and did not take place.  As a result of the settlement reached with Northern Trust during the first quarter of fiscal 2012, Northern Trust is no longer a defendant in the Phase III trial.  On May 23, 2011, the temporary stay order with respect to the Phase II and Phase III trials was lifted and they remain set to commence on October 4, 2011.

On May 13, 2010, four of the defendants in the 2008 Litigation submitted a request for inter-partes reexamination to the USPTO regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (the “Third Party Requester”) to challenge the validity of patents that have already issued.  On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 40,220 Patent’s 100 claims became subject to reexamination and were rejected.  All 16 of the patent claims that were rejected and are now subject to re-examination are claims that we have asserted and are/were seeking to enforce in both the 2008 Litigations.  During the three months ended December 31, 2010, we filed a response to this non-final office action with the USPTO, following which the Third Party Requester filed a response to our response with the USPTO.  The Examiner issued a non-final “Action Closing Prosecution” on March 14, 2011 pursuant to which 16 of the 40,220 Patent’s 100 claims continue to be subject to reexamination.  On April 14, 2011 we filed a response to the non-final Action Closing Prosecution.  On May 16, 2011, the Third Party Requester filed comments in response to our response to the non-final Action Closing Prosecution.  On August 8, 2011 the USPTO’s website indicated that a “Right of Appeal Notice” had been mailed.  We have 30 days to commence an appeal of this final but appealable office action.  We anticipate that we will file an appeal with the Patent Office Board of Appeals and Interferences (“Board”) in due course.  The ultimate outcome of the reexamination proceeding (including any appeals that may be made) is indeterminable at this time.

During the three months ended June 30, 2011, we filed a separate ex-parte re-examination request with the USPTO.  As part of this request, we also requested cancelation of certain claims, amendments to certain claims and the addition of new claims.  We anticipate a response from the USPTO in due course.  The likelihood that this request will be granted in whole or in part cannot be determined at this time.

In addition to legal matters as previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 16, 2011 (file no. 000-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 16, 2011 (file no. 000-13959).

ITEM 6.	EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2011 of LML (File No. 000-13959)).
3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 000-13959)).
10.1*†	Amending agreement to the employment agreement between LML Payment Systems Inc. and Carolyn L. Gaines dated June 9, 2011
10.2*	Settlement and License Agreement between LML Patent Corp. and The Northern Trust Company and Northern Trust Corporation dated June 30, 2011.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*Filed herewith
†Management contract or compensatory plan or arrangement

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

August 12, 2011