Form 10-Q
period 2011-09-30
LML PAYMENT SYSTEMS INC
filed 2011-11-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

[]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 000-13959

[Missing Graphic Reference]

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

The number of shares of the registrant's Common Stock outstanding as of November 3, 2011 was 28,233,434.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In U.S. Dollars, except as noted below)
(Unaudited)

	As at September 30,	As at March 31,
	2011	2011
ASSETS

Current assets
Cash and cash equivalents (Note 5)	$24,920,284	$26,917,491
Funds held for merchants (Note 5)	8,559,944	7,164,420
Short-term investments	3,100,553	-
Restricted cash (Note 4(b))	175,000	175,000
Accounts receivable, less allowance of $26,129 and $28,152, respectively	1,163,726	1,103,529
Corporate taxes receivable	259,054	101,162
Prepaid expenses	228,115	266,066
Total current assets	38,406,676	35,727,668

Property and equipment, net (Notes 6 and 9)	138,782	163,222
Patents (Note 7)	204,167	287,877
Restricted cash (Note 4(b))	250,448	262,644
Deferred tax assets (Note 13)	691,748	1,189,747
Goodwill	17,874,202	17,874,202
Other intangible assets (Note 8)	3,967,612	4,215,187
Other assets	20,387	21,041

Total assets	$61,554,022	$59,741,588

LIABILITIES
Current liabilities
Accounts payable	$578,941	$702,820
Accrued liabilities	999,025	1,390,847
Corporate taxes payable	2,101,633	4,796,157
Funds due to merchants (Note 5)	8,559,944	7,164,420
Current portion of obligations under finance lease (Note 9)	2,460	2,460
Current portion of deferred revenue	1,334,469	1,420,228
Total current liabilities	13,576,472	15,476,932

Obligations under finance lease (Note 9)	6,060	7,380

Deferred revenue	370,050	935,979

Total liabilities	13,952,582	16,420,291

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY
Capital stock (Note 10)
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 28,233,434 and 28,127,184 issued and outstanding, respectively	53,883,659	53,557,276

Contributed surplus	8,987,092	8,819,006
Warrants (Note 10)	113,662	113,662
Deficit	(15,393,736)	(19,563,201)
Accumulated other comprehensive income	10,763	394,554
Total shareholders’ equity	47,601,440	43,321,297

Total liabilities and shareholders’ equity	$61,554,022	$59,741,588

Approved by the Board and authorized for issuance on November 8, 2011

/s/ Patrick H. Gaines	/s/ Greg A. MacRae
Board of Directors	Board of Directors

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2011	2010	2011	2010
		(Note 17)		(Note 17)

REVENUE	$13,006,477	$5,819,252	$18,982,801	$10,950,171
COST OF REVENUE	5,610,876	3,166,567	8,932,702	5,772,349
GROSS PROFIT	7,395,601	2,652,685	10,050,099	5,177,822

OPERATING EXPENSES
General and administrative	939,234	1,186,941	1,828,380	2,244,858
Sales and marketing	117,439	252,459	327,662	360,795
Product development and enhancement	222,016	179,836	469,211	306,884
Amortization of intangible assets (Notes 7 and 8)	165,645	165,643	331,290	331,288
INCOME BEFORE OTHER INCOME AND INCOME TAXES	5,951,267	867,806	7,093,556	1,933,997

Foreign exchange (loss) gain	(34,394)	(66,831)	(2,744)	1,071
Other expense	-	(4,838)	-	(4,838)
Interest income	11,708	6,178	28,885	12,297
INCOME BEFORE INCOME TAXES	5,928,581	802,315	7,119,697	1,942,527

Income tax expense (recovery) (Note 13)
Current	2,244,201	43,465	2,452,233	(297,753)
Deferred	207,485	575,154	497,999	1,515,479
	2,451,686	618,619	2,950,232	1,217,726

NET INCOME	3,476,895	183,696	4,169,465	724,801

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign exchange (loss) gain on translation of foreign operations	(398,154)	105,762	(383,791)	13,826

TOTAL COMPREHENSIVE INCOME	$3,078,741	$289,458	$3,785,674	$738,627

EARNINGS PER SHARE, basic	$0.12	$0.01	$0.15	$0.03
EARNINGS PER SHARE, diluted	$0.12	$0.01	$0.14	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,233,434	27,251,984	28,191,808	27,251,984
Diluted	28,898,811	27,475,899	28,932,332	27,517,600

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)
(Unaudited)

					Accumulated
					Other
	Common		Contributed		Comprehensive
	Shares	Amount	Surplus	Warrants	Income (Loss)	Deficit	Total
Balance as at April 1, 2010	27,241,408	$50,152,385	$7,987,727	$649,500	$150,085	$(29,562,166)	$29,377,531

Net income	-	-	-	-	-	724,801	724,801
Change in cumulative translation adjustment	-	-	-	-	13,826	-	13,826
Previous capital consolidation adjustment (Note 10(e))	10,576	-	-	-	-	-	-
Reallocation of contributed surplus on exercise of options	-	19,948	(19,948)	-	-	-	-
Share-based payments (Note 10(c))	-	-	784,812	-	-	-	784,812
Balance as at September 30, 2010	27,251,984	$50,172,333	$8,752,591	$649,500	$163,911	$(28,837,365)	$30,900,970

					Accumulated
					Other
	Common		Contributed		Comprehensive
	Shares	Amount	Surplus	Warrants	Income (Loss)	Deficit	Total
Balance as at April 1, 2011	28,127,184	$53,557,276	$8,819,006	$113,662	$394,554	$(19,563,201)	$43,321,297

Net income	-	-	-	-	-	4,169,465	4,169,465
Change in cumulative translation adjustment	-	-	-	-	(383,791)	-	(383,791)
Exercise of stock options	106,250	205,375	-	-	-	-	205,375
Reallocation of contributed surplus on exercise of options (Note 10(a))	-	121,008	(121,008)	-	-	-	-
Share-based payments (Note 10(c))	-	-	289,094	-	-	-	289,094
Balance as at September 30, 2011	28,233,434	$53,883,659	$8,987,092	$113,662	$10,763	$(15,393,736)	$47,601,440

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2011	2010	2011	2010
		(Note 17)		(Note 17)
Operating Activities:
Net income	$3,476,895	$183,696	$4,169,465	$724,801
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	25,038	29,804	59,278	67,333
Amortization of intangible assets	165,645	165,643	331,290	331,288
Share-based payments	152,657	654,297	289,094	784,811
Deferred income taxes	207,485	575,154	497,999	1,515,479
Foreign exchange loss (gain)	195,701	(1,496)	191,998	(1,496)

Changes in non-cash operating working capital
Funds held in trust	-	(361,684)	-	(361,684)
Accounts receivable	746,074	(67,015)	(138,794)	(123,070)
Corporate taxes receivable	(106,308)	(81,834)	(165,477)	(426,127)
Prepaid expenses	10,818	(21,890)	32,325	(9,825)
Accounts payable and accrued liabilities	(309,966)	10,847	(447,990)	243,710
Corporate taxes payable	1,654,084	-	(2,682,836)	-
Deferred revenue	(332,653)	(285,835)	(638,600)	(552,778)
Net cash provided by operating activities	5,885,470	799,687	1,497,752	2,192,442

Investing Activities:
Acquisition of short-term investments	(3,294,525)	-	(3,294,525)	-
Acquisition of property and equipment	(20,334)	(26,861)	(41,576)	(30,281)
Net cash used in investing activities	(3,314,859)	(26,861)	(3,336,101)	(30,281)

Financing Activities:
Principal payments on finance leases	(1,321)	(4,884)	(1,321)	(9,202)
Proceeds from exercise of stock options	-	-	205,375	-
Net cash (used in) provided by financing activities	(1,321)	(4,884)	204,054	(9,202)

Effects of foreign exchange rate changes on cash and cash equivalents	(375,299)	63,696	(362,912)	(690)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,193,991	831,638	(1,997,207)	2,152,269

Cash and cash equivalents, beginning of period	22,726,293	6,390,394	26,917,491	5,069,763

Cash and cash equivalents, end of period	$24,920,284	$7,222,032	$24,920,284	$7,222,032

Supplemental disclosure of cash flow information
Interest paid	$-	$-	$-	$-
Taxes paid	$697,000	$-	$5,296,921	$-

See accompanying notes to the unaudited consolidated financial statements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2, is a financial payment processor providing electronic payment, risk management, and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.  Its corporate office address is 1140 West Pender Street, Suite 1680, Vancouver, British Columbia, Canada.  The Corporation links merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  The Corporation has partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable its customers to safely and reliably conduct e-Commerce.  The Corporation provides its electronic payment, authentication and risk management services to over 11,000 businesses and organizations in Canada and the United States of America (“U.S.”).  The Corporation also provides check processing solutions including primary and secondary check collection, including electronic check re-presentment (RCK), to retailers in the U.S.

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

The unaudited interim consolidated financial statements, including comparatives, have been prepared in accordance with IAS 34 “Interim Financial Reporting” and IFRS 1 “First Time Adoption of International Financial Reporting Standards”.  The Corporation’s first annual consolidated financial statements under IFRS will be presented for the year ending March 31, 2012.  The accounting policies adopted in these interim financial statements are consistent with the accounting policies the Corporation expects to adopt in its first annual consolidated financial statements under IFRS for the year ending March 31, 2012, and are based on IFRS as issued by the IASB that the Corporation expects to be applicable at that time.

The Corporation’s date of transition to IFRS and its opening statement of financial position are as at April 1, 2010.

These interim consolidated financial statements do not include all disclosures required by IFRS for annual consolidated financial statements and accordingly, should be read in conjunction with the Corporation’s audited consolidated financial statements for the year ended March 31, 2011 presented under Canadian GAAP and in conjunction with the interim consolidated financial statements for the three months ended June 30, 2011 and the  IFRS transition disclosures in Note 17 to these interim consolidated financial statements.

The consolidated financial statements are presented in United States Dollars, except when otherwise indicated.

The results for the three and six months ended September 30, 2011 may not be indicative of the results that may be expected for the full year or any other period.

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

(c)	Short-Term Investments

Included in short-term investments are securities typically with terms of maturity of three months or more, but one year or less when acquired.

(d)	Accounts Receivable

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

Property and equipment are recorded at cost less accumulated depreciation. The straight-line method is used to depreciate assets over their estimated useful lives as follows:

Computer equipment	3 – 5 years
Computer software	3 – 5 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of the term of the lease or the useful life of the leasehold improvement
Office equipment	5 years

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Leases

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

The Corporation incurs costs to research and develop its proprietary software products to be sold, licensed or otherwise marketed.  Costs incurred in the research phase are expensed as incurred.  Costs incurred in the development phase are expensed as incurred unless a project meets the criteria for deferral and amortization, in which case the development costs are deferred and amortized over the estimated useful life of the software product developed.  Amortization commences when development of the software is complete and the product is available for sale to customers.  During the six months ended September 30, 2011 and the fiscal year ended March 31, 2011, the Corporation did not defer any development costs.

(h)	Patents

Patent costs are amortized using the straight-line method over the estimated useful life of 15 years.

(i)	Goodwill

Goodwill represents the future economic benefits arising from a business combination that are not individually identified and separately recognized. Goodwill is stated after separate recognition of identifiable intangible assets. It is calculated as the excess of the sum of a) fair value of consideration transferred, b) the recognized amount of any non-controlling interest in the acquiree and c) acquisition-date fair value of any existing equity interest in the acquiree, over the acquisition-date fair values of identifiable net assets. If the fair values of identifiable net assets exceed the sum calculated above, the excess amount (i.e. gain on a bargain purchase) is recognized in profit or loss immediately. Goodwill is carried at cost less accumulated impairment losses. Refer to note 3(k) for a description of impairment testing procedures.

(j)	Other Intangible Assets

Other intangible assets relate to the acquisition of partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years on a straight-line basis.  The existing technology is amortized over five years on a straight-line basis.  Trade names are considered indefinite-life intangible assets and as such are not amortized. Trade names are tested for impairment at least annually or more frequently if an event or circumstance occurs that reduces the recoverable amount of the asset below its carrying amount.

(k)	Impairment testing of goodwill, other intangible assets and property, plant and equipment

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n)	Earnings Per Common Share

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

(o)	Share-Based Payment Plans

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

(r)	New standards and interpretations not yet adopted

Standards issued but not yet effective up to the date of issuance of the Corporation’s financial statements are listed below.  This listing is of standards and interpretations issued which the Corporation reasonably expects to be applicable at a future date.  The Corporation intends to adopt those standards when they become effective.  The Corporation has yet to assess the full impact of these standards.
IFRS 9 - Financial instrument:  Classification and Measurement

IFRS 9 was issued in November 2009.  This standard is the first step in the process to replace IAS 39 Financial Instruments: Recognition and Measurements.  IFRS 9 introduces new requirements for classifying and measuring assets and liabilities, which may affect the Corporation’s accounting for its financial assets.  The standard is not applicable until January 1, 2013 but is available for early adoption, however, the Corporation does not currently intend to early adopt this standard.

IFRS 12 - Disclosure of Interests in Other Entities

IFRS 12 provides the required disclosures for interests in subsidiaries and joint arrangements.  These disclosures will require information that will assist users of financial statements to evaluate the nature, risks and financial effects associated with an entity’s interests in subsidiaries and joint arrangements.  This standard is not applicable until January 1, 2013.

IFRS 13 – Fair Value Measurement

IFRS 13 is a comprehensive standard for fair value measurement and disclosure requirements for use across all IFRS standards.  The new standard clarifies that fair value is the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction between market participants, at the measurement date.  It also establishes disclosures about fair value measurement.  Under existing IFRS, guidance on measuring and disclosing fair value is dispersed among the specific standards requiring fair value measurement and in many cases does not reflect a clear measurement basis or consistent disclosures.  This standard is not applicable until January 1, 2013.

4.	FINANCIAL INSTRUMENTS

(a)
The Corporation classifies its cash and cash equivalents, funds held for merchants, short-term investments, restricted cash and accounts receivable as loans and receivables measured at amortized cost using the effective interest rate method. Accounts payable, certain accrued liabilities and funds due to merchants are classified as other financial liabilities measured at amortized cost using the effective interest rate method.

The carrying value of the Corporation’s financial assets and liabilities is considered to be a reasonable approximation of fair value due to their immediate or short term maturity or their ability for liquidation at comparable amounts.

Carrying value and fair value of financial assets and liabilities as at September 30, 2011 and March 31, 2011 are summarized as follows:

	September 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Loans and receivables	$38,169,955	$38,169,955	$35,623,084	$35,623,084
Other financial liabilities	10,137,910	10,137,910	9,258,087	9,258,087

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	FINANCIAL INSTRUMENTS (continued)

(b)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $175,000 (March 31, 2011 - $175,000) against charge back losses.  Non-current restricted cash represents funds held by a third party processor as security for the Corporation’s merchant accounts.

(c)	Market Risk

Currency Risk

The Corporation’s functional currency is the U.S. dollar except for the Corporation’s Canadian Beanstream subsidiary whose functional currency is the Canadian dollar.  Movements in the foreign currency exchange rate between the Canadian and U.S. dollar will give rise to gains and losses to the Corporation due to the existence of cash balances and other monetary assets and liabilities denominated in a currency other than the functional currency of each entity within the consolidated group. Significant losses may occur due to significant balances of cash and cash equivalents and short-term investments held in Canadian dollars (U.S. dollars for Beanstream) that may be affected negatively by an increase in the value of the U.S. dollar as compared to the Canadian dollar (or the value of the Canadian dollar as compared to the U.S. dollar for Beanstream). The Corporation has not hedged its exposure to foreign currency fluctuations.

As at September 30, 2011 and March 31, 2011, the Corporation was exposed to currency risk through its cash and cash equivalents, short-term investments, restricted cash, funds held for merchants, accounts receivable, accounts payable, accrued liabilities, and funds due to merchants denominated in Canadian dollars (U.S. dollars for Beanstream).

Based on the foreign currency exposure as at September 30, 2011 and March 31, 2011 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $86,581 and $453,920, respectively, in the Corporation’s foreign currency loss/gain.

As at September 30, 2011 and March 31, 2011, the Corporation’s Canadian Beanstream subsidiary was exposed to currency risk on the translation of its financial instruments to U.S. dollars.  Beanstream’s financial instruments are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.   Gains and losses arising on the translation of Beanstream’s financial instruments are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income. Based on the foreign currency exposure as at September 30, 2011 and March 31, 2011 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $123,065 and $6,461, respectively, in the Corporation’s other comprehensive income.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Corporation’s exposure to interest rate risk is limited as its cash and payment processing accounts earn minimal interest and short-term investments bear fixed rates of interest.

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

Credit risk is the risk of a financial loss if a customer or counter party to a financial instrument fails to meet its contractual obligations. Any credit risk exposure on cash balances and short-term investments is considered negligible as the Corporation places funds or deposits only with major established banks in the countries in which it has payment processing services. The credit risk arises primarily from the Corporation’s trade receivables from customers.

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at September 30, 2011, the balance of the Corporation’s allowance for doubtful accounts was $26,129 (March 31, 2011 - $28,152).  The Corporation has a good credit history with its customers and the amounts due from them are received as expected.

Pursuant to their respective terms, gross accounts receivable are aged as follows at September 30, 2011:

0-30 days	$1,027,246
31-60 days	-
61-90 days	10,552
Over 90 days due	152,057
$1,189,855

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection.  At September 30, 2011, three customers accounted for 20%, 16% and 13% of the Corporation’s accounts receivable balance (March 31, 2011 – 19%, 10% and 13%).

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

	September 30, 2011
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at September 30, 2011
Accounts payable and accrued liabilities	$1,577,966	$1,577,966	$-	$-	$-
Funds due to merchants	8,559,944	8,559,944	-	-	-
Finance lease obligations	8,520	1,140	4,920	2,460	-
Total	$10,146,430	$10,139,050	$4,920	$2,460	$-

	March 31, 2011
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at March 31, 2011
Accounts payable and accrued liabilities	$2,093,667	$2,093,667	$-	$-	$-
Funds due to merchants	7,164,420	7,164,420	-	-	-
Finance lease obligations	9,840	2,460	4,920	2,460	-
Total	$9,267,927	$9,260,547	$4,920	$2,460	$-

5.	CASH AND CASH EQUIVALENTS AND FUNDS HELD FOR/DUE TO MERCHANTS

Cash and cash equivalents

At September 30, 2011, the Corporation held $24,920,284 (March 31, 2011 - $26,917,491) in cash and cash equivalents.  Included in this balance is $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use by the Corporation.

Funds held for/due to merchants

At September 30, 2011, the Corporation was holding funds due to merchants in the amount of $8,559,944 (March 31, 2011 - $7,164,420).    The funds held for/due to merchants are comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;
•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and
•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	PROPERTY AND EQUIPMENT

	September 30, 2011

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$86,742	$33,699	$53,043
Computer software	129,314	77,158	52,156
Furniture and fixtures	5,623	4,461	1,162
Leasehold improvements	2,733	2,322	411
Office equipment	114,219	82,209	32,010
Total cost	$338,631	$199,849	$138,782

	March 31, 2011

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$130,472	$74,432	$56,040
Computer software	136,334	76,132	60,202
Furniture and fixtures	4,560	3,420	1,140
Leasehold improvements	2,954	2,186	768
Office equipment	143,395	98,323	45,072
Total cost	$417,715	$254,493	$163,222

Amortization expense on property and equipment totaled $25,038 and $29,804 for the three months ended September 30, 2011 and September 30, 2010 and $59,278 and $67,333 for the six months ended September 30, 2011 and September 30, 2010, respectively.  Property and equipment includes $12,300 and $12,300 of assets that are financed under finance leases as at September 30, 2011 and March 31, 2011, respectively.  Accumulated amortization on these assets totals $3,690 and $2,460 as at September 30, 2011 and March 31, 2011, respectively.  Amortization of assets under finance leases is included in amortization expense and totaled $615 for the three months ended September 30, 2011 and September 30, 2010 and $1,230 for the six months ended September 30, 2011 and September 30, 2010, respectively.

7.	PATENTS

	September 30, 2011	March 31, 2011

Cost	$2,045,715	$2,045,715
Less: accumulated amortization	(1,841,548)	(1,757,838)
Net book value	$204,167	$287,877

Amortization expense totaled $41,855 for the three months ended September 30, 2011 and September 30, 2010 and $83,710 for the six months ended September 30, 2011 and September 30, 2010, respectively.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	PATENTS (continued)

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31

2012	$ 82,240
2013	$121,927
2014	$ -
2015	$ -
2016	$ -

8.	OTHER INTANGIBLE ASSETS

The components of other intangible assets are as follows:

	September 30, 2011
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$394,400	$533,600
Merchant contracts	2,963,500	1,259,488	1,704,012
Existing technology	530,000	450,500	79,500
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500
	$6,072,000	$2,104,388	$3,967,612

	March 31, 2011
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$348,000	$580,000
Merchant contracts	2,963,500	1,111,313	1,852,187
Existing technology	530,000	397,500	132,500
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500
	$6,072,000	$1,856,813	$4,215,187

Amortization expense for other intangible assets totaled $123,790 for the three months ended September 30, 2011 and September 30, 2010 and $247,580 for the six months ended September 30, 2011 and September 30, 2010, respectively.

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

Future minimum payments due	September 30, 2011	March 31, 2011

2011	$-	$-
2012	1,140	2,460
2013	2,460	2,460
2014	2,460	2,460
2015	2,460	2,460
Less amount representing interest	-	-
Net principal balance	8,520	9,840

Less current portion	(2,460)	(2,460)
	$6,060	$7,380

The lease is collateralized by the equipment under the finance lease.

10.	SHARE CAPITAL

(a)	Shares issued and outstanding

Shares issued and outstanding	Number of Shares	Amount

Balance, April 1, 2010	27,241,408	$50,152,385

Previous capital consolidation adjustment (Note 10(e))	10,576	-
Exercise of stock options (Note 10(c))	545,200	1,126,648
Exercise of warrants (Note 10(d))	330,000	1,122,000
Reallocation of contributed surplus on exercise of options	-	620,405
Reallocation of contributed surplus on exercise of warrants (Note 10(d))	-	535,838

Balance, March 31, 2011	28,127,184	$53,557,276

Exercise of stock options (Note 10(c))	106,250	205,375
Reallocation of contributed surplus on exercise of options	-	121,008

Balance, September 30, 2011	28,233,434	$53,883,659

(b)	Weighted average common shares outstanding

Dilutive securities included in the determination of the weighted average number of common shares outstanding for the purposes of computing diluted earnings per common share for the three months ended September 30, 2011 included 1,619,050 (September 30, 2010 – 375,000) shares issuable pursuant to outstanding stock option awards and resulted in an additional 665,377 (September 30, 2010 - 223,915) common shares being included in the computation of diluted earnings per share.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	SHARE CAPITAL (continued)

Dilutive securities included in the determination of the weighted average number of common shares outstanding for the purposes of computing diluted earnings per common share for the six months ended September 30, 2011 included 1,619,050 (September 30, 2010 – 2,270,000) shares issuable pursuant to outstanding stock option awards and resulted in an additional 740,524 (September 30, 2010 - 265,616) common shares being included in the computation of diluted earnings per share.

(c)	Stock Options

The Corporation maintains three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Incentive Plan (the “1998 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”).  The 10-year term of the 1998 Plan expired on July 28, 2008 and, accordingly, the 4,825,217 shares that had remained available for grant pursuant to additional stock options or other equity awards may no longer be granted under that plan (although, outstanding awards under the 1998 Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan). At March 31, 2011, 362,000 common shares were reserved for issuance pursuant to the 1996 Plan and 5,262,500 common shares were reserved for issuance pursuant to the 2009 Plan.  These amounts reflect the limit of shares collectively that may be issued pursuant to stock options and/or other equity awards that are granted pursuant to the 1996 Plan and the 2009 Plan, respectively, less the number of shares subject to stock options and/or other equity awards that have been granted and are still outstanding and the number of shares subject to stock options and/or other equity awards that have been granted and exercised.

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

Stock option activity for the periods ended September 30, 2011 and March 31, 2011:

	September 30, 2011		March 31, 2011
	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price
Stock options outstanding, beginning of period	4,487,300	$2.59	3,640,000	$3.11
Granted	75,000	2.43	1,745,000	1.62
Expired	(200,000)	3.52	(275,000)	4.31
Forfeited	(93,750)	1.62	(77,500)	2.80
Exercised	(106,250)	1.93	(545,200)	2.07
Stock options outstanding, end of period	4,162,300	2.58	4,487,300	2.59

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	SHARE CAPITAL (continued)

There were 75,000 stock options granted during the three and six months ended September 30, 2011, which have a grant date fair value of $1.63 per stock option.  The stock options granted during the fiscal year ended March 31, 2011 have a grant date fair value of $1.04 per stock option.

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes Option Pricing Model with the following assumptions:

	September 30, 2011	March 31, 2011

Risk-free interest rate	2.51%	2.79%
Expected volatility	94.39%	88.09%
Expected life of stock option (in years)	4	4
Expected forfeiture rate	0%	0%
Dividend yield	0%	0%

The total fair value of share-based payments is amortized over the vesting of issued stock options and resulted in share-based payments of $152,657 for the three months ended September 30, 2011 (September 30, 2010 - $654,297) and $289,094 for the six months ended September 30, 2011 (September 30, 2010 - $784,812).

The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable
Range ($)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)

0.65	229,800	$0.65	2.88	167,300	$0.65	2.88
1.62	1,370,500	1.62	3.88	635,500	1.62	3.88
2.43	75,000	2.43	4.88	-	-	-
2.95	32,500	2.95	0.01	32,500	2.95	0.01
3.00-3.90	2,454,500	3.30	4.64	2,214,500	3.33	4.43
	4,162,300	2.58	4.26	3,049,800	2.82	4.19

(d)	Warrants

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

The total fair value of the warrants was $649,500.  During the fiscal year ended March 31, 2011, 330,000 warrants were exercised resulting in the issuance of 330,000 shares of the Corporation’s common stock. The fair value of $535,838 attributable to these exercised warrants was allocated to common share value. As of September 30, 2011 and March 31, 2011, 70,000 warrants remain outstanding with a value of $113,662.

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

As a result, during the six months ended September 30, 2011, the Corporation’s board of directors ratified the issuance of the following numbers of Common Shares on the following dates in respect of shareholders in the following predecessor corporations of the Corporation who had not, by that time, exchanged their shares in such predecessor corporations for Common Shares:

Predecessor Corporation	Date of Issuance	Number of Common Shares

Solid Gold Capital Corp.	May 13, 2003	79
Ruskin Developments Ltd.	May 13, 2003	208
Leisureways Marketing Ltd.	May 13, 2003	225
Santa Sarita Mining Company Limited	April 7, 2003	10,064

11.	EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401(k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees’ contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the three months ended September 30, 2011 and 2010 of $1,495 and $734, respectively, and for the six months ended September 30, 2011 and 2010 of $2,839 and $1,860 respectively.

12.	RELATED PARTY TRANSACTIONS

Compensation of key management personnel consisting of the Corporation’s Chief Executive Officer, President, Chief Accounting Officer and Executive V.P. of Operations for the three and six month periods ended September 30, 2011 and 2010 are as follows:

	Three month period ended		Six month period ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Short-term employee benefits	$377,752	$250,790	$534,857	$398,718
Share-based payments	71,471	300,272	142,166	356,045
Total	$449,223	$551,062	$677,023	$754,763

The amounts disclosed in the table are the amounts recognized as an expense during the reporting period related to key management personnel.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	INCOME TAXES

At September 30, 2011, the Corporation had U.S. federal net operating loss carry-forwards of $1,938,124.  Due to the U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use.   These losses expire as follows:

U.S. federal net operating loss carry-forwards:

2017 to 2032	$1,938,124

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets as of September 30, 2011 and March 31, 2011 are as follows:

	September 30, 2011	March 31, 2011
Deferred tax assets:
Excess of tax value over the net book value for capital assets	$610,761	$663,663
Canadian non-capital loss carry-forwards	-	335,821
U.S. federal net operating loss carry-forwards	-	-
U.S. alternative minimum tax carry-forwards	-	92,419
Other	80,987	97,844
Total deferred tax assets	$691,748	$1,189,747

A portion of potential income tax benefits related to deferred tax assets have not been recognized in the consolidated financial statements as their realization is not probable due to the Corporation’s history of losses. These unrecognized deferred tax assets are as follows:

	September 30, 2011	March 31, 2011
Unrecognized deferred tax assets:
U.S. federal net operating loss carry-forwards	$717,106	$717,050

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using an approximate 26% statutory tax rate at September 30, 2011 and an approximate 29% statutory tax rate at September 30, 2010, is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Income taxes at statutory rates	$1,544,262	$306,961	$1,845,923	$582,508
Share-based payments and other permanent differences	159,600	(43,113)	242,921	318,015
Effect of U.S. tax rates	718,779	-	836,793	-
Effect of foreign exchange translation of foreign currency denominated deferred income tax assets	28,230	(25,943)	30,599	(23,571)
Effect of change in tax rates and other	815	380,714	(6,004)	340,774
	$2,451,686	$618,619	$2,950,232	$1,217,726

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	INCOME TAXES (continued)

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

14.	COMMITMENTS AND CONTINGENCIES

(a)	2008 Patent Litigation

On November 19, 2008, a subsidiary of the Corporation filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States (the “2008 Patent Litigation”).  In the suit, the subsidiary of the Corporation alleged that the defendants infringe U.S. Patent No. RE40,220 (the “40,220 Patent”) and is seeking damages and injunctive and other relief for the alleged infringement of this patent. The 40,220 Patent covers 100 patent claims.  However, at the request of the trial court and for purposes of expediency, the subsidiary of the Corporation limited the number of patent claims that it is seeking to enforce in the litigation to 10 patent claims, which it believes to be among the core claims described by the 40,220 Patent.  Since initiating the 2008 Patent Litigation, the subsidiary of the Corporation has settled and entered into license agreements with numerous defendants.

Given the number and size of the defendants remaining in the 2008 Patent Litigation, during the three months ended December 31, 2010, the subsidiary of the Corporation filed a motion to separate the defendants in the 2008 Patent Litigation into groups for the purpose of holding separate trials so that each trial could be conducted in a feasible and judicious manner.  In January 2011, the court in the 2008 Patent Litigation issued a trial order that:

(i)	defendants Citibank, HSBC Bank USA N.A. and PayPal be grouped together for a trial that was originally set to begin on March 8, 2011 (the “Phase I trial”);

(ii)	defendants JPMorgan and Wells Fargo be grouped together for a trial that was originally set to begin on October 4, 2011 (the “Phase II trial”); and

(iii)	defendants Capital One, Northern Trust and Deutsche Bank be grouped together for another trial that was also originally set to begin on October 4, 2011 (the “Phase III trial”).

As disclosed in the Corporation’s prior SEC filings, during the three months ended March 31, 2011 the subsidiary of the Corporation entered into settlement agreements with each of HSBC North American Holdings Inc., Citigroup Inc. and PayPal Inc.  Because the subsidiary of the Corporation settled with all of the defendants in the Phase I trial, the Phase I trial was rendered moot and did not take place.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES (Continued)

As also disclosed in the Corporation’s prior SEC filings, during the three months ended June 30, 2011 the subsidiary of the Corporation entered into a settlement agreement with Northern Trust, a defendant in the Phase III trial.  Further, as disclosed below in “Settlements relating to the 2008 Patent Litigation during the Quarter ended September 30, 2011”, during the three months ended September 30, 2011 the subsidiary of the Corporation also entered into settlement agreements with Wells Fargo Bank N.A. (“Wells Fargo”), a defendant in the Phase II trial, and Capital One National Association and Capital One Services (collectively, “Capital One”), defendants in the Phase III trial.  As a result of these settlements, JPMorgan is the only remaining defendant in the Phase II trial and Deutsche Bank is the only remaining defendant in the Phase III trial.  Because there are still defendants remaining in both the Phase II and Phase III trials, both of those trials are still generally proceeding as scheduled, except that on September 14, 2011 the court issued a trial order postponing the trial dates for the Phase II and III trials and, as result, both trials are now set to commence on March 6, 2012.  There can be no assurances as to whether the court will issue any further continuances in those trials.

In connection with the settlements with Northern Trust, Wells Fargo and Capital One, the subsidiary of the Corporation received compensation totaling $9,150,000 for releases, licenses, covenants and all other rights granted under the Settlement Agreements and, pursuant to the Settlement Agreements, the lawsuits against Northern Trust, Wells Fargo and Capital One were dismissed.  Pursuant to a retention agreement with its legal firm, the subsidiary of the Corporation paid approximately $3,373,437 in legal fees for the firm’s services in connection with the Settlement Agreements.

Total consideration received under the Settlement Agreements has been allocated to each of the following deliverables using the relative selling price method:

•	Licenses – the Corporation has issued a license for the use of existing patents. This revenue has been recognized in the respective period.
•
Release from litigation – the Corporation has agreed to release Northern Trust, Wells and Capital One from any claims or causes of action for patent infringement as of the effective date of the Settlement Agreements.  This revenue has been recognized in the respective period.

•
Covenant-not-to-sue provision – the Corporation has agreed to a covenant-not-to-sue provision for infringement of any existing patents as of the effective date of the Settlement Agreements. This revenue has been recognized in the respective period.

(b)	Reexamination Proceedings relating to the 2008 Patent Litigation

On May 13, 2010, four of the defendants in the 2008 Patent Litigation submitted a request for an inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (in this case, the four defendants in the 2008 Patent Litigation, who are referred to as the “Third Party Requesters”) to challenge the validity of patents that have already issued.  On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 100 claims described by the 40,220 Patent were rejected (the “Rejected Claims”).  The Rejected Claims, which are now subject to re-examination, include all of the patent claims that the subsidiary of the Corporation has asserted and is seeking to enforce in the 2008 Patent Litigation.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES (Continued)

During the three months ended December 31, 2010, the subsidiary of the Corporation filed a response to this non-final office action with the USPTO, following which the Third Party Requesters filed a response to the subsidiary of the Corporation’s response with the USPTO.  The Examiner issued a non-final “Action Closing Prosecution” on March 14, 2011 pursuant to which the Rejected Claims continued to be subject to reexamination.  On April 14, 2011, the subsidiary of the Corporation filed a response to the non-final Action Closing Prosecution and on May 16, 2011, the Third Party Requesters filed comments in response to the subsidiary of the Corporation’s response to the non-final Action Closing Prosecution.  On August 8, 2011 the USPTO issued a “Right of Appeal Notice” which is a final but appealable office action, pursuant to which the Rejected Claims continued to be subject to reexamination.  On September 8, 2011, the subsidiary of the Corporation filed a notice of appeal with respect to the decision to the Patent Office Board of Appeals and Interferences (“Board”).   Depending on the Board’s decision, the subsidiary of the Corporation may also appeal to the Court of Appeals for the Federal Circuit (“Federal Circuit”).

In addition, in response (in part) to the inter-partes reexamination proceeding, on June 17, 2011, the subsidiary of the Corporation filed a separate ex-parte reexamination request with the USPTO with respect to other claims described in the 40,220 Patent.  As part of this request, the subsidiary of the Corporation requested amendments to certain claims and also requested the addition of new claims and the cancellation of certain claims under the 40,220 Patent.  On September 13, 2011, the USPTO issued an order granting an ex-partes reexamination with respect to the 40,220 Patent.  The subsidiary of the Corporation anticipates the USPTO will issue a non-final office action to which it will have two months to make submissions (if any) in response.   The USPTO will then issue a final but appealable office action.  If required, the subsidiary of the Corporation may appeal any decision to the Board and then to the Federal Circuit.  The Third Party Requesters do not have the right to participate in the ex-parte reexamination proceeding.  Although no assurances can be made, a final decision in the ex-partes reexamination proceeding either granting the subsidiary of the Corporation’s request to amend certain of the claims and/or its request to add additional claims to the 40,220 Patent could potentially have an impact on the ability of the subsidiary of the Corporation to successfully enforce the 40,220 Patent in the 2008 Patent Litigation and any future litigation.

The ultimate outcome of the inter-partes and ex-partes reexamination proceedings (including any appeals that have been or may be made) is indeterminable at this time.  However, if there is a final, non-appealable decision in either the inter-partes and/or the ex-partes reexamination proceeding that is adverse to the subsidiary of the Corporation and such decision becomes final prior to the final, non-appealable resolution of the 2008 Patent Litigation, then such decision could render the 2008 Patent Litigation moot (in which case it would likely be dismissed by the trial court) or result in an adverse final decision in the 2008 Patent Litigation and could negatively impact the subsidiary of the Corporation’s enforcement of the 40,220 Patent in the future.  Regardless, while there can be no assurances, the Corporation does not believe that the final results of the reexamination proceedings or the 2008 Patent Litigation will have a material adverse effect on the subsidiary of the Corporation.

(c)	Settlements relating to the 2008 Patent Litigation during the Quarter ended September 30, 2011

During the three months ended September 30, 2011, the subsidiary of the Corporation entered into Settlement and License Agreements (the “Settlement Agreements”) with Wells Fargo and Capital One.  The Settlement Agreements provided each of Wells Fargo and Capital One with a fully paid-up license from the subsidiary of the Corporation to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the Settlement Agreements, the subsidiary of the Corporation received compensation totaling $7,900,000 for releases, licenses, covenants and all other rights granted under the Settlement Agreements and, pursuant to the Settlement Agreements, the lawsuits against Wells Fargo and Capital One were dismissed.  Pursuant to a retention agreement with the subsidiary of the Corporation legal firm, the subsidiary of the Corporation paid approximately $2,763,037 in legal fees for the firm’s services in connection with the Settlement Agreements.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES (Continued)

(d)	2009 Patent Litigation

On June 4, 2009, the subsidiary of the Corporation filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States (the “2009 Patent Litigation”).  In the 2009 Patent Litigation, the subsidiary of the Corporation alleged that the defendants infringed the 40,220 Patent and sought damages and injunctive and other relief for the alleged infringement of this patent.  On September 9, 2011, the subsidiary of the Corporation entered into a Settlement and License Agreement with Comerica Incorporated (“Comerica”) (the “Comerica Agreement”), the last remaining defendant in the 2009 Patent Litigation. The Comerica Agreement provides Comerica with a fully paid-up license from the subsidiary of the Corporation to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the Comerica Agreement, the subsidiary of the Corporation received compensation totaling $350,000 for the releases, licenses, covenants and all other rights granted under the Comerica Agreement and, pursuant to the Comerica Agreement, the lawsuit against Comerica was dismissed.  Pursuant to a retention agreement with the subsidiary of the Corporation’s legal firm, the subsidiary of the Corporation paid approximately $140,000 in legal fees for the firm’s services in connection with the Comerica Agreement.

Total consideration received under the Comerica Agreement has been allocated to each of the following deliverables using the relative selling price method:

•	Licenses – the Corporation has issued a license for the use of existing patents. This revenue has been recognized in the respective period.
•
Release from litigation – the Corporation has agreed to release Comerica from any claims or causes of action for patent infringement as of the effective date of Comerica Agreement.  This revenue has been recognized in the respective period.

•
Covenant-not-to-sue provision – the Corporation has agreed to a covenant-not-to-sue provision for infringement of any existing patents as of the effective date of the Comerica Agreement. This revenue has been recognized in the respective period.

(e)
On May 5, 2011, Beanstream received a document from the Canada Revenue Agency (“CRA”) proposing to deny certain expenses deducted by Beanstream on its 2007 income tax return in relation to the sale of Beanstream to the Corporation in 2007 and the tax treatment of the sale with respect to the former shareholders of Beanstream.  The denial of these expenses could have resulted in additional taxes owing of approximately $300,000. Further to this, on September 14, 2011, Beanstream received additional documentation from the CRA stating that they are withdrawing their proposal.  The Corporation believes this matter has been resolved with no further adjustment required.

(f)
The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES (continued)

(g)	Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises for the next five years and thereafter are as follows:

2012	$302,618
2013	302,999
2014	203,329
2015	-
2016 and thereafter	-
$808,946

The Corporation’s rent expense totaled $138,462 for the three months ended September 30, 2011 and $118,447 for the three months ended September 30, 2010 and $243,470 for the six months ended September 30, 2011 and $207,654 for the six months ended September 30, 2010.

(h)	Purchase obligations

Future minimum payments under all other contractual purchase obligations for the next five years and thereafter are as follows:

2012	$69,911
2013	-
2014	-
2015	-
2016 and thereafter	-
$69,911

15.	CAPITAL MANAGEMENT DISCLOSURES

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Financial information for each reportable segment for the three and six months ended September 30, 2011 and 2010 is as follows:

Three Months Ended	TPP	IPL	CP	Reconciling		Consolidated
September 30, 2011	Canada	U.S.	U.S.	Items		Total

Total revenue	$3,790,625	$8,680,599	$535,253	$-		$13,006,477
Revenue: major customers	500,700	7,900,000	352,574	-		8,753,274
Cost of revenue	2,294,668	2,939,044	353,700	11,036	1	5,598,448	5
General and administrative	231,009	13,142	84,876	602,928	2	931,955	5
Sales and marketing	106,390	-	4,436	3,679	1	114,505	5
Product development and enhancement	210,786	-	-	8,829	1	219,615	5
Amortization and depreciation	13,337	41,855	9,364	126,127	3	190,683	5
Income before income taxes	1,293,920	5,690,032	87,076	(1,142,447)	4	5,928,581

Three Months Ended	TPP	IPL	CP	Reconciling		Consolidated
September 30, 2010	Canada	U.S.	U.S.	Items		Total

Total revenue	$2,885,962	$2,341,751	$591,539	$-		$5,819,252
Revenue: major customers	581,505	1,895,000	332,242	-		2,808,747
Cost of revenue	1,745,711	925,061	414,123	67,194	1	3,152,089	5
General and administrative	194,781	8,750	92,860	880,939	2	1,177,330	5
Sales and marketing	136,952	-	4,680	107,683	1	249,315	5
Product development and enhancement	123,147	-	-	54,117	1	177,264	5
Amortization and depreciation	14,291	41,857	11,321	127,978	3	195,447	5
Income before income taxes	598,702	1,369,996	69,116	(1,235,499)	4	802,315

1	Represents share-based payments included in the unallocated corporate or centralized marketing, general and administrative expenses.
2	Represents share-based payments and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Amortization of property and equipment has not been allocated to other cost categories as presented in the consolidated statements of earnings and comprehensive income.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16.	INDUSTRY AND GEOGRAPHIC SEGMENTS (continued)

Six Months Ended	TPP	IPL	CP	Reconciling		Consolidated
September 30, 2011	Canada	U.S.	U.S.	Items		Total

Total revenue	$7,476,477	$10,362,147	$1,144,177	$-		$18,982,801
Revenue: major customers	1,029,059	9,150,000	726,752	-		10,905,811
Cost of revenue	4,514,294	3,622,292	746,441	21,952	1	8,904,979	5
General and administrative	459,955	24,421	184,610	1,141,554	2	1,810,540	5
Sales and marketing	304,009	-	8,790	7,318	1	320,117	5
Product development and enhancement	445,475	-	-	17,562	1	463,037	5
Amortization and depreciation	34,298	83,710	19,371	253,189	3	390,568	5
Income before income taxes	2,103,776	6,638,633	190,384	(1,813,096)	4	7,119,697

Six Months Ended	TPP	IPL	CP	Reconciling		Consolidated
September 30, 2010	Canada	U.S.	U.S.	Items		Total

Total revenue	$5,703,041	$4,167,884	$1,079,246	$-		$10,950,171
Revenue: major customers	1,153,092	3,270,000	629,132	-		5,052,224	5
Cost of revenue	3,459,567	1,422,219	776,448	81,164	1	5,739,398	5
General and administrative	477,835	16,283	318,343	1,411,848	2	2,224,309	5
Sales and marketing	236,217	-	9,396	107,968	1	353,581	5
Product development and enhancement	242,303	-	-	57,961	1	300,264	5
Amortization and depreciation	32,791	83,714	25,680	256,436	3	398,621
Income (losses) before income taxes	1,271,724	2,650,670	(50,610)	(1,929,25)	4	1,942,527

1	Represents share-based payments included in the unallocated corporate or centralized marketing, general and administrative expenses.
2	Represents share-based payments and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Amortization of property and equipment has not been allocated to other cost categories as presented in the consolidated statements of earnings and comprehensive income.

17.	TRANSITION TO IFRS

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

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.	TRANSITION TO IFRS (continued)

•
Share-Based Payment – IFRS 1 encourages, but does not require, first time adopters to apply IFRS 2 Share-Based Payment to equity instruments that were granted on or before November 7, 2002, or equity instruments that were granted subsequent to November 7, 2002 and vested before the later of the date of transition to IFRS and January 1, 2005. The Corporation has elected to take advantage of the exemption and not apply IFRS 2 to awards that vested prior to April 1, 2010.

IFRS employs a conceptual framework that is similar to Canadian GAAP, however, significant differences exist in certain matters of recognition, measurement and disclosure. While adoption of IFRS has not changed the Corporation’s actual cash flows, it has resulted in changes to the Corporation’s reported financial position, statements of earnings and comprehensive income and statements of cash flows. In order to allow the users of the financial statements to better understand these changes, the Corporation’s Canadian GAAP Consolidated statement of financial position as at April 1, 2010, March 31, 2011 and September 30, 2010, statement of earnings and comprehensive income for the twelve months ended March 31, 2011 and the three and six months ended September 30, 2010 and statement of cash flows for the three and six months ended September 30, 2010 have been reconciled to IFRS with the resulting differences explained in the following section:

•
IFRS 2 “Share-based Payment.”  Canadian GAAP allows the preparer to choose from two methods, namely, (a) treating all options granted on a particular date and with the same terms and conditions as one pool (pooling method) and (b) treating options with different vesting dates as different grants (vesting method).  The cost of such methods is calculated according to Black-Scholes valuation method for both methods.  For the pooling method, the total expense is amortized on a straight line basis over the longest vesting period of all of the options in the pool resulting in equal charges to income over the period.  The vesting method looks at each vesting tranche and the expense associated with that particular vesting tranche and amortizes that in a straight line.  This second method resulted in more expense recognized in the early term of an option and less in the later term of an option compared to the pooling method.  Under IFRS, the vesting method is the only method that may be used.  Under Canadian GAAP, the Corporation had been applying the pooling method.

•
Using the vesting method as required under IFRS, share-based payments for the year ended March 31, 2011 were $1,414,593 as opposed to $1,126,404 as recorded under Canadian GAAP, a difference of $288,189.  For the three months ended September 30, 2010, share-based payments were $654,297 as opposed to $326,494 as recorded under Canadian GAAP, a difference of $327,803. For the six months ended September 30, 2010, share-based payments were $784,811 as opposed to $610,268 as recorded under Canadian GAAP, a difference of $174,543.

•
Also under the vesting method, share-based payments prior to April 1, 2010, the date of transition, have been adjusted, resulting in an increase to share-based payments of $684,884, with a corresponding amount recorded to contributed surplus.

•
Deferred tax assets:  Under Canadian GAAP, deferred tax assets were presented as current (expected to be utilized within twelve months) and non-current.  Under IFRS, all deferred tax assets are presented as non-current.

•	Warrants: Under Canadian GAAP, warrants were included in contributed surplus, whereas, under IFRS, warrants are presented separately in the consolidated statements of financial position.

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
17.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of financial position and equity reconciliation at April 1, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$5,069,763			$5,069,763
Funds held for merchants	5,804,752			5,804,752
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	799,584			799,584
Corporate taxes receivable	1,072,930			1,072,930
Prepaid expenses	416,507			416,507
Current portion of deferred tax assets	1,280,860	$(1,280,860)		-
Total current assets	14,619,396	(1,280,860)	-	13,338,536

Property and equipment, net	219,580			219,580
Patents	455,304			455,304
Restricted cash	255,247			255,247
Deferred tax assets	2,406,473	1,280,860		3,687,333
Goodwill	17,874,202			17,874,202
Other intangible assets	4,710,337			4,710,337
Other assets	20,641			20,641
Total assets	$40,561,180	$-	$-	$40,561,180

LIABILITIES

Current liabilities
Accounts payable	$836,274			$836,274
Accrued liabilities	1,040,443			1,040,443
Corporate taxes payable	-			-
Funds due to merchants	5,804,752			5,804,752
Current portion of obligations under finance lease	11,195			11,195
Current portion of deferred revenue	1,325,983			1,325,983
Total current liabilities	9,018,647	-	-	9,018,647

Obligations under finance lease	9,840			9,840

Deferred revenue	2,155,162			2,155,162
Total liabilities	11,183,649	-	-	11,183,649

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,241,408 issued and outstanding	50,152,385			50,152,385

Contributed surplus	7,952,343	$(649,500)	$684,884	7,987,727
Warrants	-	649,500		649,500
Deficit	(28,877,282)		(684,884)	(29,562,166)
Accumulated other comprehensive income	150,085			150,085
Total shareholders’ equity	29,377,531	-	-	29,377,531

Total liabilities and shareholders’ equity	$40,561,180	$-	$-	$40,561,180

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
17.           TRANSITION TO IFRS (continued)

The Canadian GAAP statement of financial position and equity reconciliation at March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$26,917,491			$26,917,491
Funds held for merchants	7,164,420			7,164,420
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	1,103,529			1,103,529
Corporate taxes receivable	101,162			101,162
Prepaid expenses	266,066			266,066
Current portion of deferred tax assets	428,240	$(428,240)		-
Total current assets	36,155,908	(428,240)	-	35,727,668

Property and equipment, net	163,222			163,222
Patents	287,877			287,877
Restricted cash	262,644			262,644
Deferred tax assets	761,507	428,240		1,189,747
Goodwill	17,874,202			17,874,202
Other intangible assets	4,215,187			4,215,187
Other assets	21,041			21,041

Total assets	$59,741,588	$-	$-	$59,741,588

LIABILITIES

Current liabilities
Accounts payable	$702,820			$702,820
Accrued liabilities	1,390,847			1,390,847
Corporate taxes payable	4,796,157			4,796,157
Funds due to merchants	7,164,420			7,164,420
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,420,228			1,420,228
Total current liabilities	15,476,932	-	-	15,476,932

Obligations under finance lease	7,380			7,380

Deferred revenue	935,979			935,979

Total liabilities	16,420,291	-	-	16,420,291

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 28,127,184 issued and outstanding	53,557,276			53,557,276

Contributed surplus	7,959,595	$(113,662)	$973,073	8,819,006
Warrants	-	113,662		113,662
Deficit	(18,590,128)		(973,073)	(19,563,201)
Accumulated other comprehensive income	394,554			394,554
Total shareholders’ equity	43,321,297	-	-	43,321,297

Total liabilities and shareholders’ equity	$59,741,588	$-	$-	$59,741,588

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of financial position and equity reconciliation at September 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS
Current Assets
Cash and cash equivalents	$7,222,032			$7,222,032
Funds held in trust	361,684			361,684
Funds held for merchants	6,538,201			6,538,201
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $29,309	915,051			915,051
Corporate taxes receivable	1,512,649			1,512,649
Prepaid expenses	425,217			425,217
Current portion of deferred tax assets	1,280,860	$(1,280,860)		-
Total current assets	18,430,694	(1,280,860)	-	17,149,834

Property and equipment, net	181,303			181,303
Patents, net	371,591			371,591
Restricted cash	253,256			253,256
Deferred tax assets	890,994	1,280,860		2,171,854
Other assets	20,537			20,537
Goodwill	17,874,202			17,874,202
Other intangible assets, net	4,462,762			4,462,762

TOTAL ASSETS	$42,485,339	$-	$-	$42,485,339

LIABILITIES
Current Liabilities
Accounts payable	$1,125,593			$1,125,593
Accrued liabilities	981,595			981,595
Funds due to merchants	6,538,201			6,538,201
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,369,077			1,369,077
Total current liabilities	10,016,926	-	-	10,016,926

Obligations under finance lease	9,225			9,225

Deferred revenue	1,558,218			1,558,218

TOTAL LIABILITIES	11,584,369	-	-	11,584,369

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,251,984 issued and outstanding	50,172,333			50,172,333

Contributed surplus	8,542,664	$(649,500)	$859,427	8,752,591
Warrants	-	649,500		649,500
Deficit	(27,977,938)		(859,427)	(28,837,365)
Accumulated other comprehensive income	163,911			163,911
Total shareholders' equity	30,900,970	-	-	30,900,970

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$42,485,339	$-	$-	$42,485,339

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of earnings and comprehensive income for the twelve months ended March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$47,160,490	$-	$47,160,490
COSTS OF REVENUE	22,761,666	20,305	22,781,971
GROSS PROFIT	24,398,824	(20,305)	24,378,519

OPERATING EXPENSES
General and administrative	4,377,239	87,401	4,464,640
Sales and marketing	638,450	133,556	772,006
Product development and enhancement	570,103	46,927	617,030
Amortization of intangible assets	662,576		662,576
INCOME BEFORE OTHER INCOME AND INCOME TAXES	18,150,456	(288,189)	17,862,267

Foreign exchange (loss) gain	(205,472)		(205,472)
Other (expense) income, net	(5,549)		(5,549)
Interest income	48,330		48,330
INCOME BEFORE INCOME TAXES	17,987,765	(288,189)	17,699,576

Income tax expense (recovery)
Current	5,203,025		5,203,025
Deferred	2,497,586		2,497,586
	7,700,611		7,700,611

NET INCOME	$10,287,154	$(288,189)	$9,998,965

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	244,469		244,469

TOTAL COMPREHENSIVE INCOME	$10,531,623	$(288,189)	$10,243,434

EARNINGS (LOSS) PER SHARE, basic	$0.38	$(0.01)	$0.37

EARNINGS (LOSS) PER SHARE, diluted	$0.37	$(0.01)	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	27,342,799		27,342,799
Diluted	27,844,113		27,844,113

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of earnings and comprehensive income for the three months ended September 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$5,819,252	$-	$5,819,252
COST OF REVENUE	3,145,003	21,564	3,166,567
GROSS PROFIT	2,674,249	(21,564)	2,652,685

OPERATING EXPENSES
General and administrative	1,008,274	178,667	1,186,941
Sales and marketing	159,830	92,629	252,459
Product development and enhancement	144,893	34,943	179,836
Amortization of intangible assets	165,643		165,643
INCOME BEFORE OTHER INCOME AND INCOME TAXES	1,195,609	(327,803)	867,806

Foreign exchange loss	(66,831)		(66,831)
Other expenses	(4,838)		(4,838)
Interest income	6,178		6,178
INCOME BEFORE INCOME TAXES	1,130,118	(327,803)	802,315

Income tax expense (recovery)
Current	43,465		43,465
Deferred	575,154		575,154
	618,619		618,619

NET INCOME	511,499	$(327,803)	183,696

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	105,762		105,762

TOTAL COMPREHENSIVE INCOME	$617,261	$(327,803)	$289,458

EARNINGS PER SHARE, basic and diluted	$0.02	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,251,984		27,251,984
Diluted	27,475,899		27,475,899

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of earnings and comprehensive income for the six months ended September 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$10,950,171	$-	$10,950,171
COST OF REVENUE	5,773,872	(1,523)	5,772,349
GROSS PROFIT	5,176,299	1,523	5,177,822

OPERATING EXPENSES
General and administrative	2,188,355	56,503	2,244,858
Sales and marketing	268,637	92,158	360,795
Product development and enhancement	279,479	27,405	306,884
Amortization of intangible assets	331,288		331,288
INCOME BEFORE OTHER INCOME AND INCOME TAXES	2,108,540	(174,543)	1,933,997

Foreign exchange gain	1,071		1,071
Other expenses	(4,838)		(4,838)
Interest income	12,297		12,297
INCOME BEFORE INCOME TAXES	2,117,070	(174,543)	1,942,527

Income tax expense (recovery)
Current	(297,753)		(297,753)
Deferred	1,515,479		1,515,479
	1,217,726		1,217,726

NET INCOME	899,344	$(174,543)	724,801

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	13,826		13,826

TOTAL COMPREHENSIVE INCOME	$913,170	$(174,543)	$738,627

EARNINGS PER SHARE, basic and diluted	$0.03	$(0.00)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,251,984		27,251,984
Diluted	27,517,600		27,517,600

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of cash flows for the three months ended September 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$511,499	$(327,803)	$183,696
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	29,804		29,804
Amortization of intangible assets	165,643		165,643
Share-based payments	326,494	327,803	654,297
Foreign exchange gain	(1,496)		(1,496)
Deferred income taxes	575,154		575,154

Changes in non-cash operating working capital
Funds held in trust	(361,684)		(361,684)
Accounts receivable	(67,015)		(67,015)
Corporate taxes receivable	(81,834)		(81,834)
Prepaid expenses	(21,890)		(21,890)
Accounts payable and accrued liabilities	10,847		10,847
Deferred revenue	(285,835)		(285,835)
Net cash provided by operating activities	799,687	-	799,687

Investing Activities:
Acquisition of property and equipment	(26,861)		(26,861)
Net cash used in investing activities	(26,861)	-	(26,861)

Financing Activities:
Principal payments on finance leases	(4,884)		(4,884)
Net cash used in financing activities	(4,884)	-	(4,884)

Effects of foreign exchange rate changes on cash and cash equivalents	63,696	-	63,696

INCREASE IN CASH AND CASH EQUIVALENTS	831,638	-	831,638

Cash and cash equivalents, beginning of period	6,390,394		6,390,394

Cash and cash equivalents, end of period	$7,222,032	$-	$7,222,032

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of cash flows for the six months ended September 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$899,344	$(174,543)	$724,801
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	67,333		67,333
Amortization of intangible assets	331,288		331,288
Share-based payments	610,268	174,543	784,811
Foreign exchange gain	(1,496)		(1,496)
Deferred income taxes	1,515,479		1,515,479

Changes in non-cash operating working capital
Funds held in trust	(361,684)		(361,684)
Accounts receivable	(123,070)		(123,070)
Corporate taxes receivable	(426,127)		(426,127)
Prepaid expenses	(9,825)		(9,825)
Accounts payable and accrued liabilities	243,710		243,710
Deferred revenue	(552,778)		(552,778)
Net cash provided by operating activities	2,192,442	-	2,192,442

Investing Activities:
Acquisition of property and equipment	(30,281)		(30,281)
Net cash used in investing activities	(30,281)	-	(30,281)

Financing Activities:
Principal payments on finance leases	(9,202)		(9,202)
Net cash used in financing activities	(9,202)	-	(9,202)

Effects of foreign exchange rate changes on cash and cash equivalents	(690)	-	(690)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,152,269	-	2,152,269

Cash and cash equivalents, beginning of period	5,069,763		5,069,763

Cash and cash equivalents, end of period	$7,222,032	$-	$7,222,032

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are incorporated under the Yukon Business Corporations Act and qualify as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although as a foreign private issuer we are no longer required to do so, we currently voluntarily continue to file on domestic forms, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, with the SEC instead of filing the reporting forms available to foreign private issuers.

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto for the three and six months ended September 30, 2011 included therein, which have been prepared in accordance with IFRS as issued by the IASB.  We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information.  Quarterly operating results have varied significantly in the past and can be expected to vary in the future.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

TPP Segment

Our Transaction Payment Processing Operations (“TPP”) involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway and are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 11,000 customers primarily in Canada.

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

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenue

Total revenue for the three months ended September 30, 2011 was approximately $13,006,000, an increase of approximately $7,187,000 or approximately 123.5% from total revenue of approximately $5,819,000 for the three months ended September 30, 2010.  This increase is primarily attributable to an increase in IPL revenue for the period of approximately $6,339,000 and partially attributable to an increase in TPP revenue of approximately $905,000.

TPP Segment

Revenue pertaining to our TPP segment consists of transaction fees, one-time set-up fees and monthly gateway fees.  TPP segment revenue for the three months ended September 30, 2011 was approximately $3,791,000, an increase of approximately $905,000 or approximately 31.4% from TPP segment revenue of approximately $2,886,000 for the three months ended September 30, 2010. Transaction fees for the three months ended September 30, 2011 were approximately $2,964,000 compared to approximately $2,333,000 for the three months ended September 30, 2010, an increase of approximately $631,000 or approximately 27%; the amortized portion of one-time set-up fees recognized was approximately $57,000 for the three months ended September 30, 2011 compared to approximately $46,000 for the three months ended September 30, 2010, an increase of approximately $11,000 or approximately 23.9%; and monthly gateway fees for the three months ended September 30, 2011 were approximately $524,000 compared to approximately $377,000 for the three months ended September 30, 2010, an increase of approximately $147,000 or approximately 39%. The increase in transaction fees, one-time set-up fees and monthly gateway fees was primarily attributable to a 26.6% increase in our merchant base as at September 30, 2011 as compared to September 30, 2010. Software customization fees for the three months ended September 30, 2011 were approximately $92,000 compared to approximately $25,000 for the three months ended September 30, 2010, an increase of approximately $67,000 or approximately 268%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $6,339,000 or approximately 270.7%, from approximately $2,342,000 for the three months ended September 30, 2010 to approximately $8,681,000 for the three months ended September 30, 2011.  The increase in revenue from licensing our patented intellectual property was primarily attributable to the non-recurring licensing revenue recognized of approximately $8,250,000 from the License Agreements we entered into with three of the defendants in the Patent Litigation during the three months ended September 30, 2011.

CP Segment

CP segment revenue for the three months ended September 30, 2011 was approximately $535,000, a decrease of approximately $57,000 or approximately 9.6% from CP segment revenue of approximately $592,000 for the three months ended September 30, 2010. Revenue from our secondary check collections business decreased approximately 9.7% from approximately $506,000 for the three months ended September 30, 2010 to approximately $457,000 for the three months ended September 30, 2011. The decrease in our secondary check collections business was primarily attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery. Revenue from our primary check collections business decreased approximately 8.4% from approximately $83,000 for the three months ended September 30, 2010 to approximately $76,000 for the three months ended September 30, 2011.

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

Cost of revenue increased from approximately $3,167,000 for the three months ended September 30, 2010, to approximately $5,611,000 for the three months ended September 30, 2011, an increase of approximately $2,444,000 or approximately 77.2%. The increase was primarily attributable to an increase in our IPL segment cost of revenue of approximately $2,014,000 from approximately $925,000 for the three months ended September 30, 2010 to approximately $2,939,000 for the three months ended September 30, 2011 and partially attributable to an increase in TPP segment cost of revenue of approximately $549,000 or approximately 31.4% from approximately $1,746,000 for the three months ended September 30, 2010 to approximately $2,295,000 for the three months ended September 30, 2011.  The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the License Agreements with three of the defendants in the Patent Litigation during the three months ended September 30, 2011. The increase in TPP segment cost of revenue was primarily attributable to an increase in transaction costs which include interchange, assessments and other transaction fees of approximately 23.5% consistent with the increase in transaction fee revenue and partially attributable to an increase in customer service representation costs of approximately $98,000 or approximately 62% due to an increase in staffing within the customer service department.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs including associated share-based payments and employment benefits, office facilities, travel, public relations and professional service fees, which include legal fees, audit fees and SEC and related compliance costs. General and administrative expenses also include the costs of corporate and support functions including our executive leadership and administration groups, finance, information technology, legal, human resources and corporate communication costs.

General and administrative expenses decreased to approximately $939,000 from approximately $1,187,000 for the three months ended September 30, 2011 and 2010, respectively, a decrease of approximately $248,000 or approximately 20.9%.    TPP segment expenses increased to approximately $231,000 from approximately $195,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of approximately $36,000 or approximately 18.5%. CP segment expenses decreased to approximately $85,000 from approximately $93,000 for the three months ended September 30, 2011 and 2010, respectively, a decrease of approximately $8,000 or approximately 8.6%. Also included in general and administrative expenses are share-based payments of approximately $129,000 for the three months ended September 30, 2011 compared to approximately $425,000 for the three months ended September 30, 2010, a decrease of approximately $296,000 or approximately 69.6%. The decrease in share-based payments is primarily attributable to additional expense recognition required for the prior three month period resulting from our adoption of IFRS which resulted in an additional $179,000 in share-based payments for the three month period ended September 30, 2010.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expenses decreased to approximately $117,000 from approximately $252,000 for the three months ended September 30, 2011 and 2010, respectively, a decrease of approximately $135,000 or approximately 53.6%. The decrease is primarily attributable to a decrease of share-based payments of approximately $104,000 from approximately $108,000 for the three months ended September 30, 2010 to approximately $4,000 for the three months ended September 30, 2011 and partially attributable to a decrease of approximately $31,000 in TPP segment sales and marketing costs from approximately $137,000 for the three months ended September 30, 2010 to approximately $106,000 for the three months ended September 30, 2011.  The decrease in TPP segment sales and marketing expenses is primarily attributable to a decrease in wages and commissions of approximately $33,000.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $222,000 for the three months ended September 30, 2011 as compared to approximately $180,000 for the three months ended September 30, 2010, an increase of approximately $42,000 or approximately 23.3%. This increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $88,000 or approximately 71.5% from approximately $123,000 for the three months ended September 30, 2010 to approximately $211,000 for the three months ended September 30, 2011.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in staff was required to support the additional software customization work as well as supporting new and existing product and service lines. Also included in product development and enhancement expenses are share-based payments of approximately $9,000 for the three months ended September 30, 2011 compared to approximately $54,000 for the three months ended September 30, 2010, a decrease of approximately $45,000 or approximately 83.3%.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $166,000 for the three months ended September 30, 2011 and 2010, respectively.

Interest income

Interest income increased to approximately $12,000 from approximately $6,000 for the three months ended September 30, 2011 and 2010, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash and short-term investments.

Income tax expense

Income tax expense consists of current income taxes of approximately $2,244,000 for the three months ended September 30, 2011 compared to approximately $43,000 for the three months ended September 30, 2010, an increase in current income tax expense of approximately $2,201,000.  The increase was primarily attributable to the income taxes associated with the IPL segment pre-tax income of approximately $5,690,000 for the three months ended September 30, 2011. Deferred income tax expense was approximately $207,000 for the three months ended September 30, 2011 compared to approximately $575,000 for the three months ended September 30, 2010, a decrease in deferred income tax expense of approximately $368,000. The decrease in deferred income tax expense was primarily attributable to a reduction in the utilization of non-capital loss carry-forwards as compared to the prior period.

Net income

Net income increased approximately $3,293,000 from net income of approximately $184,000 for the three months ended September 30, 2010 to approximately $3,477,000 for the three months ended September 30, 2011.

Basic and diluted earnings per share were both approximately $0.12 for the three months ended September 30, 2011, as compared to approximately $0.01 for the three months ended September 30, 2010.

Results of Operations

Six months ended September 30, 2011 compared to six months ended September 30, 2010

Revenue

Total revenue for the six months ended September 30, 2011 was approximately $18,983,000, an increase of approximately $8,033,000 or approximately 73.4% from total revenue of approximately $10,950,000 for the six months ended September 30, 2010.  This increase is primarily attributable to an increase in IPL revenue for the period of approximately $6,194,000 and partially attributable to an increase in TPP revenue of approximately $1,773,000.

TPP Segment

Revenue pertaining to our TPP segment consists of transaction fees, one-time set-up fees and monthly gateway fees.  TPP segment revenue for the six months ended September 30, 2011 was approximately $7,476,000, an increase of approximately $1,773,000 or approximately 31.1% from TPP segment revenue of approximately $5,703,000 for the six months ended September 30, 2010. Transaction fees for the six months ended September 30, 2011 were approximately $5,832,000 compared to approximately $4,639,000 for the six months ended September 30, 2010, an increase of approximately $1,193,000 or approximately 25.7%; the amortized portion of one-time set-up fees recognized was approximately $112,000 for the six months ended September 30, 2011 compared to approximately $99,000 for the six months ended September 30, 2010, an increase of approximately $13,000 or approximately 13.1%; and monthly gateway fees for the six months ended September 30, 2011 were approximately $1,016,000 compared to approximately $742,000 for the six months ended September 30, 2010, an increase of approximately $274,000 or approximately 36.9%. The increase in transaction fees, one-time set-up fees and monthly gateway fees was primarily attributable to a 26.6% increase in our merchant base as at September 30, 2011 as compared to September 30, 2010. Software customization fees for the six months ended September 30, 2011 were approximately $226,000 compared to approximately $56,000 for the six months ended September 30, 2010, an increase of approximately $170,000 or approximately 303.6%.

IPL Segment

Revenue from licensing our patented intellectual property increased by approximately $6,194,000 or approximately 148.6%, from approximately $4,168,000 for the six months ended September 30, 2010 to approximately $10,362,000 for the six months ended September 30, 2011.  The increase in revenue from licensing our patented intellectual property was primarily attributable to the non-recurring licensing revenue recognized of approximately $9,500,000 from the License Agreements we entered into with four of the defendants in the Patent Litigation during the six months ended September 30, 2011.

CP Segment

CP segment revenue for the six months ended September 30, 2011 was approximately $1,144,000, an increase of approximately $65,000 or approximately 6% from CP segment revenue of approximately $1,079,000 for the six months ended September 30, 2010. Revenue from our secondary check collections business increased approximately $71,000 or approximately 7.8% from approximately $915,000 for the six months ended September 30, 2010 to approximately $986,000 for the six months ended September 30, 2011. Revenue from our primary check collections business decreased approximately $6,000 or approximately 3.8% from approximately $158,000 for the six months ended September 30, 2010 to approximately $152,000 for the six months ended September 30, 2011.

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

Cost of revenue increased from approximately $5,772,000 for the six months ended September 30, 2010, to approximately $8,933,000 for the six months ended September 30, 2011, an increase of approximately $3,161,000 or approximately 54.8%. The increase was primarily attributable to an increase in our IPL segment cost of revenue of approximately $2,200,000 from approximately $1,422,000 for the six months ended September 30, 2010 to approximately $3,622,000 for the six months ended September 30, 2011 and partially attributable to an increase in TPP segment cost of revenue of approximately $1,054,000 or approximately 30.5% from approximately $3,460,000 for the six months ended September 30, 2010 to approximately $4,514,000 for the six months ended September 30, 2011.  The increase in IPL segment cost of revenue was primarily attributable to the costs incurred in entering into the License Agreements with four of the defendants in the Patent Litigation during the six months ended September 30, 2011. The increase in TPP segment cost of revenue was primarily attributable to an increase in transaction costs which include interchange, assessments and other transaction fees of approximately 21.9% consistent with the increase in transaction fee revenue and partially attributable to an increase in customer service representation costs of approximately $154,000 or approximately 47.4% due to an increase in staffing within the customer service department.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs including associated share-based payments and employment benefits, office facilities, travel, public relations and professional service fees, which include legal fees, audit fees and SEC and related compliance costs. General and administrative expenses also include the costs of corporate and support functions including our executive leadership and administration groups, finance, information technology, legal, human resources and corporate communication costs.

General and administrative expenses decreased to approximately $1,828,000 from approximately $2,245,000 for the six months ended September 30, 2011 and 2010, respectively, a decrease of approximately $417,000 or approximately 18.6%.    TPP segment expenses decreased to approximately $460,000 from approximately $478,000 for the six months ended September 30, 2011 and 2010 respectively, a decrease of approximately $18,000 or approximately 3.8%. CP segment expenses decreased to approximately $185,000 from approximately $318,000 for the six months ended September 30, 2011 and 2010 respectively, a decrease of approximately $133,000 or approximately 41.8%. The decrease in CP segment expenses is primarily attributable to a decrease of approximately $130,000 in legal fees primarily pertaining to the patent infringement complaint filed against our subsidiary, LML Payment Systems Corp. in April 2009. This complaint was dismissed with prejudice during the prior fiscal year. Also included in general and administrative expenses are share-based payments of approximately $242,000 for the six months ended September 30, 2011 compared to approximately $537,000 for the six months ended September 30, 2010, a decrease of approximately $295,000 or approximately 54.9%. The decrease in share-based payments is partially attributable to additional expense recognition required for the prior six month period resulting from our adoption of IFRS which resulted in an additional $57,000 in share-based payments for the six month period ended September 30, 2010.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expenses decreased to approximately $328,000 from approximately $361,000 for the six months ended September 30, 2011 and 2010, respectively, a decrease of approximately $33,000 or approximately 9.1%. The decrease is primarily attributable to a decrease of share-based payments of approximately $101,000 from approximately $108,000 for the six months ended September 30, 2010 to approximately $7,000 for the six months ended September 30, 2011 and partially attributable to an increase of approximately $68,000 in TPP segment sales and marketing costs from approximately $236,000 for the six months ended September 30, 2010 to approximately $304,000 for the six months ended September 30, 2011.  The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $42,000.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $469,000 for the six months ended September 30, 2011 as compared to approximately $307,000 for the six months ended September 30, 2010, an increase of approximately $162,000 or approximately 52.8%. This increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $203,000 or approximately 83.9% from approximately $242,000 for the six months ended September 30, 2010 to approximately $445,000 for the six months ended September 30, 2011.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. The increase in staff was required to support the additional software customization work as well as supporting new and existing product and service lines. Also included in product development and enhancement expenses are share-based payments of approximately $18,000 for the six months ended September 30, 2011 compared to approximately $58,000 for the six months ended September 30, 2010, a decrease of approximately $40,000 or approximately 69%.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $331,000 for the six months ended September 30, 2011 and 2010, respectively.

Interest income

Interest income increased to approximately $29,000 from approximately $12,000 for the six months ended September 30, 2011 and 2010, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash and short-term investments.

Income tax expense

Income tax expense consists of current income taxes of approximately $2,452,000 for the six months ended September 30, 2011 compared to a recovery of current income taxes of approximately $298,000 for the six months ended September 30, 2010, an increase in current income tax expense of approximately $2,750,000.  The increase was primarily attributable to the income taxes associated with the IPL segment pre-tax income of approximately $6,639,000 for the six months ended September 30, 2011. Deferred income tax expense was approximately $498,000 for the six months ended September 30, 2011 compared to approximately $1,515,000 for the six months ended September 30, 2010, a decrease in deferred income tax expense of approximately $1,017,000. The decrease in deferred income tax expense was primarily attributable to a reduction in the utilization of non-capital loss carry-forwards compared to the prior period.

Net income

Net income increased approximately $3,444,000 from net income of approximately $725,000 for the six months ended September 30, 2010 to approximately $4,169,000 for the six months ended September 30, 2011.

Basic earnings per share were approximately $0.15 for the six months ended September 30, 2011, as compared to approximately $0.03 for the six months ended September 30, 2010. Diluted earnings per share were approximately $0.14 for the six months ended September 30, 2011, as compared to approximately $0.03 for the six months ended September 30, 2010.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $24,830,000 in working capital as of September 30, 2011 compared to approximately $20,251,000 in working capital as of March 31, 2011, an increase of approximately $4,579,000. The increase in working capital was primarily attributable to an increase in cash and cash equivalents and short-term investments of approximately $1,103,000 resulting primarily from the compensation received from License Agreements entered into during the six months ended September 30, 2011 offset with a reduction of approximately $2,695,000 in corporate taxes payable attributable to tax payments totaling $5,297,000 made during the six months ended September 30, 2011. Cash provided by operating activities was approximately $1,498,000 for the six months ended September 30, 2011, as compared to cash provided by operating activities of approximately $2,192,000 for the six months ended September 30, 2010. The decrease in cash provided by operating activities of approximately $694,000 was primarily attributable to the decrease in corporate taxes payable of approximately $2,683,000 resulting from corporate tax payments made during the six months ended September 30, 2011 relating to the prior fiscal year corporate taxes payable offset with the net cash provided of approximately $5,987,000 from the License Agreements entered into during the six months ended September 30, 2011. Cash used in investing activities was approximately $3,336,000 for the six months ended September 30, 2011 as compared to approximately $30,000 for the six months ended September 30, 2010, an increase in cash used in investing activities of approximately $3,306,000. The increase in cash used in investing activities was primarily attributable to an acquisition of short-term investments totaling $3,295,000 made during the six months ended September 30, 2011. Cash provided by financing activities was approximately $204,000 for the six months ended September 30, 2011 as compared to cash used in financing activities of approximately $9,000 for the six months ended September 30, 2010, an increase in cash provided by financing activities of approximately $195,000. The increase in cash provided by financing activities was primarily attributable to proceeds from the exercise of stock options of approximately $205,000 during the six months ended September 30, 2011.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of September 30, 2011, the Corporation’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

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

•
Share-Based Payment – IFRS 1 encourages, but does not require, first time adopters to apply IFRS 2 Share-Based Payment to equity instruments that were granted on or before November 7, 2002, or equity instruments that were granted subsequent to November 7, 2002 and vested before the later of the date of transition to IFRS and January 1, 2005. We have elected to take advantage of the exemption and not apply IFRS 2 to awards that vested prior to April 1, 2010.

IFRS employs a conceptual framework that is similar to Canadian GAAP however, significant differences exist in certain matters of recognition, measurement and disclosure. While adoption of IFRS has not changed our actual cash flows, it has resulted in changes to our reported financial position, statements of earnings and comprehensive income and statements of cash flows. In order to allow the users of the financial statements to better understand these changes, our Canadian GAAP Consolidated statement of financial position as at April 1, 2010, March 31, 2011 and September 30, 2010 statement of earnings and comprehensive income for the twelve months ended March 31, 2011 and the three and six months ended September 30, 2010 and statement of cash flows for the three and six months ended September 30, 2010 have been reconciled to IFRS with the resulting differences explained in the following section:

•
IFRS 2 “Share-based Payment.”  Canadian GAAP allows the preparer to choose from two methods, namely, (a) treating all options granted on a particular date and with the same terms and conditions as one pool (pooling method) and (b) treating options with different vesting dates as different grants (vesting method).  The cost of such methods is calculated according to Black-Scholes valuation method for both methods.  For the pooling method, the total expense is amortized on a straight line basis over the longest vesting period of all of the options in the pool resulting in equal charges to income over the period.  The vesting method looks at each vesting tranche and the expense associated with that particular vesting tranche and amortizes that in a straight line.  This second method resulted in more expense recognized in the early term of an option and less in the later term of an option as compared to the pooling method.  Under IFRS, the vesting method is the only method that may be used.  Under Canadian GAAP we had been applying the pooling method.

•
Using the vesting method as required under IFRS, share-based payments for the year ended March 31, 2011 were approximately $1,414,000 as opposed to approximately $1,126,000 as recorded under Canadian GAAP, a difference of approximately $288,000.  For the three months ended September 30, 2010, share-based payments were approximately $654,000 as opposed to approximately $326,000 as reported under Canadian GAAP, a difference of approximately $328,000. For the six months ended September 30, 2010, share-based payments were approximately $785,000 as opposed to approximately $610,000 as reported under Canadian GAAP, a difference of approximately $175,000.

•
Also under the vesting method, share-based payments prior to April 1, 2010, the date of transition, have been adjusted, resulting in an increase to share-based payments of approximately $685,000, with a corresponding amount recorded to contributed surplus.

•
Deferred tax assets:  Under Canadian GAAP, deferred tax assets were presented as current (expected to be utilized within twelve months) and non-current.  Under IFRS, all deferred tax assets are presented as non-current.

•	Warrants: Under Canadian GAAP, warrants were included in contributed surplus, whereas, under IFRS, warrants are presented separately in the consolidated statements of financial position.

The Canadian GAAP statement of financial position and equity reconciliation at April 1, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$5,069,763			$5,069,763
Funds held for merchants	5,804,752			5,804,752
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	799,584			799,584
Corporate taxes receivable	1,072,930			1,072,930
Prepaid expenses	416,507			416,507
Current portion of deferred tax assets	1,280,860	$(1,280,860)		-
Total current assets	14,619,396	(1,280,860)	-	13,338,536

Property and equipment, net	219,580			219,580
Patents	455,304			455,304
Restricted cash	255,247			255,247
Deferred tax assets	2,406,473	1,280,860		3,687,333
Goodwill	17,874,202			17,874,202
Other intangible assets	4,710,337			4,710,337
Other assets	20,641			20,641

Total assets	$40,561,180	$-	$-	$40,561,180

LIABILITIES

Current liabilities
Accounts payable	$836,274			$836,274
Accrued liabilities	1,040,443			1,040,443
Corporate taxes payable	-			-
Funds due to merchants	5,804,752			5,804,752
Current portion of obligations under finance lease	11,195			11,195
Current portion of deferred revenue	1,325,983			1,325,983
Total current liabilities	9,018,647	-	-	9,018,647

Obligations under finance lease	9,840			9,840

Deferred revenue	2,155,162			2,155,162

Total liabilities	11,183,649	-	-	11,183,649

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,241,408 issued and outstanding	50,152,385			50,152,385

Contributed surplus	7,952,343	$(649,500)	$684,884	7,987,727
Warrants	-	649,500		649,500
Deficit	(28,877,282)		(684,884)	(29,562,166)
Accumulated other comprehensive income	150,085			150,085
Total shareholders’ equity	29,377,531	-	-	29,377,531

Total liabilities and shareholders’ equity	$40,561,180	$-	$-	$40,561,180

The Canadian GAAP statement of financial position and equity reconciliation at March 31, 2011 has been reconciled to IFRS as follows:
	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$26,917,491			$26,917,491
Funds held for merchants	7,164,420			7,164,420
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	1,103,529			1,103,529
Corporate taxes receivable	101,162			101,162
Prepaid expenses	266,066			266,066
Current portion of deferred tax assets	428,240	$(428,240)		-
Total current assets	36,155,908	(428,240)	-	35,727,668

Property and equipment, net	163,222			163,222
Patents	287,877			287,877
Restricted cash	262,644			262,644
Deferred tax assets	761,507	428,240		1,189,747
Goodwill	17,874,202			17,874,202
Other intangible assets	4,215,187			4,215,187
Other assets	21,041			21,041

Total assets	$59,741,588	$-	$-	$59,741,588

LIABILITIES

Current liabilities
Accounts payable	$702,820			$702,820
Accrued liabilities	1,390,847			1,390,847
Corporate taxes payable	4,796,157			4,796,157
Funds due to merchants	7,164,420			7,164,420
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,420,228			1,420,228
Total current liabilities	15,476,932	-	-	15,476,932

Obligations under finance lease	7,380			7,380

Deferred revenue	935,979			935,979

Total liabilities	16,420,291	-	-	16,420,291

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 28,127,184 issued and outstanding	53,557,276			53,557,276

Contributed surplus	7,959,595	$(113,662)	$973,073	8,819,006
Warrants	-	113,662		113,662
Deficit	(18,590,128)		(973,073)	(19,563,201)
Accumulated other comprehensive income	394,554			394,554
Total shareholders’ equity	43,321,297	-	-	43,321,297

Total liabilities and shareholders’ equity	$59,741,588	$-	$-	$59,741,588

The Canadian GAAP statement of financial position and equity reconciliation at September 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS
Current Assets
Cash and cash equivalents	$7,222,032			$7,222,032
Funds held in trust	361,684			361,684
Funds held for merchants	6,538,201			6,538,201
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $29,309	915,051			915,051
Corporate taxes receivable	1,512,649			1,512,649
Prepaid expenses	425,217			425,217
Current portion of deferred tax assets	1,280,860	$(1,280,860)		-
Total current assets	18,430,694	(1,280,860)	-	17,149,834

Property and equipment, net	181,303			181,303
Patents, net	371,591			371,591
Restricted cash	253,256			253,256
Deferred tax assets	890,994	1,280,860		2,171,854
Other assets	20,537			20,537
Goodwill	17,874,202			17,874,202
Other intangible assets, net	4,462,762			4,462,762

TOTAL ASSETS	$42,485,339	$-	$-	$42,485,339

LIABILITIES
Current Liabilities
Accounts payable	$1,125,593			$1,125,593
Accrued liabilities	981,595			981,595
Funds due to merchants	6,538,201			6,538,201
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,369,077			1,369,077
Total current liabilities	10,016,926	-	-	10,016,926

Obligations under finance lease	9,225			9,225

Deferred revenue	1,558,218			1,558,218

TOTAL LIABILITIES	11,584,369	-	-	11,584,369

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,251,984 issued and outstanding	50,172,333			50,172,333

Contributed surplus	8,542,664	$(649,500)	$859,427	8,752,591
Warrants	-	649,500		649,500
Deficit	(27,977,938)		(859,427)	(28,837,365)
Accumulated other comprehensive income	163,911			163,911
Total shareholders' equity	30,900,970	-	-	30,900,970

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$42,485,339	$-	$-	$42,485,339

The Canadian GAAP statement of earnings and comprehensive income for the twelve months ended March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$47,160,490	$-	$47,160,490
COSTS OF REVENUE	22,761,666	20,305	22,781,971
GROSS PROFIT	24,398,824	(20,305)	24,378,519

OPERATING EXPENSES
General and administrative	4,377,239	87,401	4,464,640
Sales and marketing	638,450	133,556	772,006
Product development and enhancement	570,103	46,927	617,030
Amortization of intangible assets	662,576		662,576
INCOME BEFORE OTHER INCOME AND INCOME TAXES	18,150,456	(288,189)	17,862,267

Foreign exchange (loss) gain	(205,472)		(205,472)
Other (expense) income, net	(5,549)		(5,549)
Interest income	48,330		48,330
INCOME BEFORE INCOME TAXES	17,987,765	(288,189)	17,699,576

Income tax expense (recovery)
Current	5,203,025		5,203,025
Deferred	2,497,586		2,497,586
	7,700,611		7,700,611

NET INCOME	10,287,154	(288,189)	9,998,965

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	244,469		244,469

TOTAL COMPREHENSIVE INCOME	$10,531,623	$(288,189)	$10,243,434

EARNINGS (LOSS) PER SHARE, basic	$0.38	$(0.01)	$0.37

EARNINGS (LOSS) PER SHARE, diluted	$0.37	$(0.01)	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	27,342,799		27,342,799
Diluted	27,844,113		27,844,113

The Canadian GAAP statement of earnings and comprehensive income for the three months ended September 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$5,819,252	$-	$5,819,252
COST OF REVENUE	3,145,003	21,564	3,166,567
GROSS PROFIT	2,674,249	(21,564)	2,652,685

OPERATING EXPENSES
General and administrative	1,008,274	178,667	1,186,941
Sales and marketing	159,830	92,629	252,459
Product development and enhancement	144,893	34,943	179,836
Amortization of intangible assets	165,643		165,643
INCOME BEFORE OTHER INCOME AND INCOME TAXES	1,195,609	(327,803)	867,806

Foreign exchange loss	(66,831)		(66,831)
Other expenses	(4,838)		(4,838)
Interest income	6,178		6,178
INCOME BEFORE INCOME TAXES	1,130,118	(327,803)	802,315

Income tax expense (recovery)
Current	43,465		43,465
Deferred	575,154		575,154
	618,619		618,619

NET INCOME	511,499	$(327,803)	183,696

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	105,762		105,762

TOTAL COMPREHENSIVE INCOME	$617,261	$(327,803)	$289,458

EARNINGS PER SHARE, basic and diluted	$0.02	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,251,984		27,251,984
Diluted	27,475,899		27,475,899

The Canadian GAAP statement of earnings and comprehensive income for the six months ended September 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$10,950,171	$-	$10,950,171
COST OF REVENUE	5,773,872	(1,523)	5,772,349
GROSS PROFIT	5,176,299	1,523	5,177,822

OPERATING EXPENSES
General and administrative	2,188,355	56,503	2,244,858
Sales and marketing	268,637	92,158	360,795
Product development and enhancement	279,479	27,405	306,884
Amortization of intangible assets	331,288		331,288
INCOME BEFORE OTHER INCOME AND INCOME TAXES	2,108,540	(174,543)	1,933,997

Foreign exchange gain	1,071		1,071
Other expenses	(4,838)		(4,838)
Interest income	12,297		12,297
INCOME BEFORE INCOME TAXES	2,117,070	(174,543)	1,942,527

Income tax expense (recovery)
Current	(297,753)		(297,753)
Deferred	1,515,479		1,515,479
	1,217,726		1,217,726

NET INCOME	899,344	$(174,543)	724,801

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	13,826		13,826

TOTAL COMPREHENSIVE INCOME	$913,170	$(174,543)	$738,627

EARNINGS PER SHARE, basic and diluted	$0.03	$(0.00)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,251,984		27,251,984
Diluted	27,517,600		27,517,600

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$10,950,171	$-	$10,950,171
COST OF REVENUE	5,773,872	(1,523)	5,772,349
GROSS PROFIT	5,176,299	1,523	5,177,822

OPERATING EXPENSES
General and administrative	2,188,355	56,503	2,244,858
Sales and marketing	268,637	92,158	360,795
Product development and enhancement	279,479	27,405	306,884
Amortization of intangible assets	331,288		331,288
INCOME BEFORE OTHER INCOME AND INCOME TAXES	2,108,540	(174,543)	1,933,997

Foreign exchange gain	1,071		1,071
Other expenses	(4,838)		(4,838)
Interest income	12,297		12,297
INCOME BEFORE INCOME TAXES	2,117,070	(174,543)	1,942,527

Income tax expense (recovery)
Current	(297,753)		(297,753)
Deferred	1,515,479		1,515,479
	1,217,726		1,217,726

NET INCOME	899,344	(174,543)	724,801

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	13,826		13,826

TOTAL COMPREHENSIVE INCOME	$913,170	$(174,543)	$738,627

EARNINGS PER SHARE, basic and diluted	$0.03	$(0.00)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,251,984		27,251,984
Diluted	27,517,600		27,517,600

The Canadian GAAP statement of cash flows for the three months ended September 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$511,499	$(327,803)	$183,696
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	29,804		29,804
Amortization of intangible assets	165,643		165,643
Share-based payments	326,494	327,803	654,297
Foreign exchange gain	(1,496)		(1,496)
Deferred income taxes	575,154		575,154

Changes in non-cash operating working capital
Funds held in trust	(361,684)		(361,684)
Accounts receivable	(67,015)		(67,015)
Corporate taxes receivable	(81,834)		(81,834)
Prepaid expenses	(21,890)		(21,890)
Accounts payable and accrued liabilities	10,847		10,847
Deferred revenue	(285,835)		(285,835)
Net cash provided by operating activities	799,687	-	799,687

Investing Activities:
Acquisition of property and equipment	(26,861)		(26,861)
Net cash used in investing activities	(26,861)	-	(26,861)

Financing Activities:
Principal payments on finance leases	(4,884)		(4,884)
Net cash used in financing activities	(4,884)	-	(4,884)

Effects of foreign exchange rate changes on cash and cash equivalents	63,696	-	63,696

INCREASE IN CASH AND CASH EQUIVALENTS	831,638	-	831,638

Cash and cash equivalents, beginning of period	6,390,394		6,390,394

Cash and cash equivalents, end of period	$7,222,032	$-	$7,222,032

The Canadian GAAP statement of cash flows for the six months ended September 30, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$899,344	$(174,543)	$724,801
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	67,333		67,333
Amortization of intangible assets	331,288		331,288
Share-based payments	610,268	174,543	784,811
Foreign exchange gain	(1,496)		(1,496)
Deferred income taxes	1,515,479		1,515,479

Changes in non-cash operating working capital
Funds held in trust	(361,684)		(361,684)
Accounts receivable	(123,070)		(123,070)
Corporate taxes receivable	(426,127)		(426,127)
Prepaid expenses	(9,825)		(9,825)
Accounts payable and accrued liabilities	243,710		243,710
Deferred revenue	(552,778)		(552,778)
Net cash provided by operating activities	2,192,442	-	2,192,442

Investing Activities:
Acquisition of property and equipment	(30,281)		(30,281)
Net cash used in investing activities	(30,281)	-	(30,281)

Financing Activities:
Principal payments on finance leases	(9,202)		(9,202)
Net cash used in financing activities	(9,202)	-	(9,202)

Effects of foreign exchange rate changes on cash and cash equivalents	(690)	-	(690)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,152,269	-	2,152,269

Cash and cash equivalents, beginning of period	5,069,763		5,069,763

Cash and cash equivalents, end of period	$7,222,032	$-	$7,222,032

Contingencies

See Note 14. Commitments and Contingencies, for a discussion of contingencies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2011 until September 30, 2011, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 16, 2011 (file no. 000-13959).

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

2008 Patent Litigation

On November 19, 2008, we filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States (the “2008 Patent Litigation”).  In the suit, we allege that the defendants infringe U.S. Patent No. RE40,220 (the “40,220 Patent”) and are seeking damages and injunctive and other relief for the alleged infringement of this patent.  The 40,220 Patent covers 100 patent claims.  However, at the request of the trial court and for purposes of expediency, we limited the number of patent claims that we are seeking to enforce in the litigation to 10 patent claims, which we believe to be among the core claims described by the 40,220 Patent.  Since initiating the 2008 Patent Litigation, we have settled and entered into license agreements with numerous defendants.

Given the number and size of the defendants remaining in the 2008 Patent Litigation, during the three months ended December 31, 2010, we filed a motion to separate the defendants in the 2008 Patent Litigation into groups for the purpose of holding separate trials so that each trial could be conducted in a feasible and judicious manner.  In January 2011, the court in the 2008 Patent Litigation issued a trial order that:

(i) defendants Citibank, HSBC Bank USA N.A. and PayPal be grouped together for a trial that was originally set to begin on March 8, 2011 (the “Phase I trial”);

(ii) defendants JPMorgan and Wells Fargo be grouped together for a trial that was originally set to begin on October 4, 2011 (the “Phase II trial”); and

(iii) defendants Capital One, Northern Trust and Deutsche Bank be grouped together for another trial that was also originally set to begin on October 4, 2011 (the “Phase III trial”).

As we disclosed in our prior SEC filings, during the three months ended March 31, 2011 we entered into settlement agreements with each of HSBC North American Holdings Inc., Citigroup Inc. and PayPal Inc.  Because we settled with all of the defendants in the Phase I trial, the Phase I trial was rendered moot and did not take place.

As we also disclosed in our prior SEC filings, during the three months ended June 30, 2011 we entered into a settlement agreement with Northern Trust, a defendant in the Phase III trial.  Further, as disclosed below in “ — Settlements relating to the 2008 Patent Litigation during the Quarter ended September 30, 2011”, during the three months ended September 30, 2011 we also entered into settlement agreements with Wells Fargo Bank N.A. (“Wells Fargo”), a defendant in the Phase II trial, and Capital One National Association and Capital One Services (collectively, “Capital One”), defendants in the Phase III trial.  As a result of these settlements, JPMorgan is the only remaining defendant in the Phase II trial and Deutsche Bank is the only remaining defendant in the Phase III trial.  Because there are still defendants remaining in both the Phase II and Phase III trials, both of those trials are still generally proceeding as scheduled, except that on September 14, 2011 the court issued a trial order postponing the trial dates for the Phase II and III trials and, as result, both trials are now set to commence on March 6, 2012.  There can be no assurances as to whether the court will issue any further continuances in those trials.

Reexamination Proceedings relating to the 2008 Patent Litigation

On May 13, 2010, four of the defendants in the 2008 Patent Litigation submitted a request for an inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (in this case, the four defendants in the 2008 Patent Litigation, who are referred to as the “Third Party Requesters”) to challenge the validity of patents that have already issued.  On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 100 claims described by the 40,220 Patent were rejected (the “Rejected Claims”).  The Rejected Claims, which are now subject to re-examination, include all of the patent claims that we have asserted and are seeking to enforce in the 2008 Patent Litigation.

During the three months ended December 31, 2010, we filed a response to this non-final office action with the USPTO, following which the Third Party Requesters filed a response to our response with the USPTO.  The Examiner issued a non-final “Action Closing Prosecution” on March 14, 2011 pursuant to which the Rejected Claims continued to be subject to reexamination.  On April 14, 2011, we filed a response to the non-final Action Closing Prosecution and on May 16, 2011, the Third Party Requesters filed comments in response to our response to the non-final Action Closing Prosecution.  On August 8, 2011 the USPTO issued a “Right of Appeal Notice” which is a final but appealable office action, pursuant to which the Rejected Claims continued to be subject to reexamination.  On September 8, 2011, we filed a notice of appeal with respect to the decision to the Patent Office Board of Appeals and Interferences (“Board”).   Depending on the Board’s decision, we may also appeal to the Court of Appeals for the Federal Circuit (“Federal Circuit”).

In addition, in response (in part) to the inter-partes reexamination proceeding, on June 17, 2011, we filed a separate ex-parte reexamination request with the USPTO with respect to other claims described in the 40,220 Patent.  As part of this request, we requested amendments to certain claims and also requested the addition of new claims and the cancellation of certain claims under the 40,220 Patent.  On September 13, 2011, the USPTO issued an order granting an ex-partes reexamination with respect to the 40,220 Patent.  We anticipate the USPTO will issue a non-final office action to which we will have two months to make submissions (if any) in response.   The USPTO will then issue a final but appealable office action.  If required, we may appeal any decision to the Board and then to the Federal Circuit.  The Third Party Requesters do not have the right to participate in the ex-parte reexamination proceeding.  Although no assurances can be made, a final decision in the ex-partes reexamination proceeding either granting our request to amend certain of the claims and/or our request to add additional claims to the 40,220 Patent could potentially have an impact on our ability to successfully enforce the 40,220 Patent in the 2008 Patent Litigation and any future litigation.

The ultimate outcome of the inter-partes and ex-partes reexamination proceedings (including any appeals that have been or may be made) is indeterminable at this time.  However, if there is a final, non-appealable decision in either the inter-partes and/or the ex-partes reexamination proceeding that is adverse to us and such decision becomes final prior to the final, non-appealable resolution of the 2008 Patent Litigation, then such decision could render the 2008 Patent Litigation moot (in which case it would likely be dismissed by the trial court) or result in an adverse final decision in the 2008 Patent Litigation and could negatively impact our enforcement of the 40,220 Patent in the future.  Regardless, while there can be no assurances, we do not believe that the final results of the reexamination proceedings or the 2008 Patent Litigation will have a material adverse effect on us.

Settlements relating to the 2008 Patent Litigation during the Quarter ended September 30, 2011

During the three months ended September 30, 2011, we entered into Settlement and License Agreements (the “Settlement Agreements”) with Wells Fargo and Capital One.  The Settlement Agreements provided each of Wells Fargo and Capital One with a fully paid-up license from us to use our patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the Settlement Agreements, we received compensation totaling $7,900,000 for releases, licenses, covenants and all other rights granted under the Settlement Agreements and, pursuant to the Settlement Agreements, the lawsuits against Wells Fargo and Capital One were dismissed.  Pursuant to a retention agreement with our legal firm, we paid approximately $2,763,000 in legal fees for the firm’s services in connection with the Settlement Agreements.

2009 Patent Litigation

On June 4, 2009, we filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States (the “2009 Patent Litigation”).  In the 2009 Patent Litigation, we alleged that the defendants infringed the 40,220 Patent and sought damages and injunctive and other relief for the alleged infringement of this patent.  On September 9, 2011, we entered into a Settlement and License Agreement with Comerica Incorporated (“Comerica”) (the “Comerica Agreement”), the last remaining defendant in the 2009 Patent Litigation. The Comerica Agreement provides Comerica with a fully paid-up license from us to use our patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the Comerica Agreement, we received compensation totaling $350,000 for the releases, licenses, covenants and all other rights granted under the Comerica Agreement and, pursuant to the Comerica Agreement, the lawsuit against Comerica was dismissed.  Pursuant to a retention agreement with our legal firm, we paid approximately $140,000 in legal fees for the firm’s services in connection with the Comerica Agreement.

Incidental Litigation

In addition to the legal matters described above and those that were previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 16, 2011 (file no. 000-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 16, 2011 (file no. 000-13959).

ITEM 6.	EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2011 of LML (File No. 000-13959)).
3.2	Bylaws of LML, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007 of LML (File No. 000-13959)).
10.1*	Settlement and License Agreement between LML Patent Corp. and Wells Fargo Bank N.A. dated September 6, 2011.
10.2*	Settlement and License Agreement between LML Patent Corp. and Capital One National Association and Capital One Services, LLC (collectively “Capital One’) dated September 8, 2011.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

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

November 10, 2011