Form 10-Q
period 2011-12-31
LML PAYMENT SYSTEMS INC
filed 2012-02-13
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

The number of shares of the registrant's Common Stock outstanding as of February 7, 2012 was 28,233,434.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

INDEX

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In U.S. Dollars, except as noted below)
(Unaudited)

	As at December 31,	As at March 31,
	2011	2011
		(Note 18)
ASSETS

Current assets
Cash and cash equivalents (Note 5)	$23,928,642	$26,917,491
Funds held for merchants (Note 5)	9,873,042	7,164,420
Short-term investments	3,211,665	-
Restricted cash (Note 4(b))	175,000	175,000
Accounts receivable, less allowance of $26,894 and $28,152, respectively	1,921,733	1,103,529
Corporate taxes receivable	342,168	101,162
Prepaid expenses	279,214	266,066
Total current assets	39,731,464	35,727,668

Property and equipment, net (Notes 6 and 9)	120,451	163,222
Patents (Note 7)	162,312	287,877
Restricted cash (Note 4(b))	255,064	262,644
Deferred tax assets (Note 13)	733,641	1,189,747
Goodwill	17,874,202	17,874,202
Other intangible assets (Note 8)	3,843,825	4,215,187
Other assets	20,633	21,041

Total assets	$62,741,592	$59,741,588

LIABILITIES
Current liabilities
Accounts payable	$771,085	$702,820
Accrued liabilities	1,130,530	1,390,847
Corporate taxes payable	699,089	4,796,157
Funds due to merchants (Note 5)	9,873,042	7,164,420
Current portion of obligations under finance lease (Note 9)	2,460	2,460
Current portion of deferred revenue	1,528,691	1,420,228
Total current liabilities	14,004,897	15,476,932

Obligations under finance lease (Note 9)	5,400	7,380

Deferred revenue	58,862	935,979

Total liabilities	14,069,159	16,420,291

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY
Capital stock (Note 10)
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 28,233,434 and 28,127,184 issued and outstanding, respectively	53,883,659	53,557,276

Contributed surplus	9,639,325	8,819,006
Warrants (Note 10)	113,662	113,662
Deficit	(15,128,333)	(19,563,201)
Accumulated other comprehensive income	164,120	394,554
Total shareholders’ equity	48,672,433	43,321,297

Total liabilities and shareholders’ equity	$62,741,592	$59,741,588

Approved by the Board and authorized for issuance on February 7, 2012

/s/ Patrick H. Gaines	/s/ Greg A. MacRae
Board of Directors	Board of Directors

See accompanying notes to the unaudited consolidated financial statements.

~1~

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In U.S. Dollars, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2011	2010	2011	2010
		(Note 18)		(Note 18)

REVENUE	$5,250,562	$11,060,030	$24,233,363	$22,010,201
COST OF REVENUE	3,014,951	5,045,891	11,947,653	10,818,240
GROSS PROFIT	2,235,611	6,014,139	12,285,710	11,191,961

OPERATING EXPENSES
General and administrative	1,291,243	1,218,740	3,119,623	3,463,598
Sales and marketing	175,843	221,849	503,505	582,644
Product development and enhancement	294,622	152,482	763,833	459,366
Amortization of intangible assets (Notes 7 and 8)	165,643	165,644	496,933	496,932
INCOME BEFORE OTHER INCOME AND INCOME TAXES	308,260	4,255,424	7,401,816	6,189,421

Foreign exchange gain (loss)	41,251	(102,369)	38,507	(101,298)
Other expense	-	(626)	-	(5,464)
Interest income	55,755	16,873	84,640	29,170
INCOME BEFORE INCOME TAXES	405,266	4,169,302	7,524,963	6,111,829

Income tax expense (recovery) (Note 13)
Current	181,756	1,281,285	2,633,989	983,532
Deferred	(41,893)	850,875	456,106	2,366,354
	139,863	2,132,160	3,090,095	3,349,886

NET INCOME	265,403	2,037,142	4,434,868	2,761,943

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign exchange gain (loss) on translation of foreign operations	153,357	126,872	(230,434)	140,698

TOTAL COMPREHENSIVE INCOME	$418,760	$2,164,014	$4,204,434	$2,902,641

EARNINGS PER SHARE, basic	$0.01	$0.07	$0.16	$0.10
EARNINGS PER SHARE, diluted	$0.01	$0.07	$0.15	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,233,434	27,253,886	28,205,734	27,252,620
Diluted	28,708,934	28,285,669	28,921,938	27,707,532

See accompanying notes to the unaudited consolidated financial statements.

~2~

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)
(Unaudited)

					Accumulated
					Other
	Common		Contributed		Comprehensive
	Shares	Amount	Surplus	Warrants	Income (Loss)	Deficit	Total
Balance as at April 1, 2010	27,241,408	$50,152,385	$7,987,727	$649,500	$150,085	$(29,562,166)	$29,377,531

Net income	-	-	-	-	-	2,761,943	2,761,943
Change in cumulative translation adjustment	-	-	-	-	140,698	-	140,698
Exercise of stock options	52,576	68,041	-	-	-	-	68,041
Previous capital consolidation adjustment (Note 10(e))	10,576	-	-	-	-	-	-
Reallocation of contributed surplus on exercise of options	-	63,654	(63,654)	-	-	-	-
Share-based payments (Note 10(c))	-	-	1,152,924	-	-	-	1,152,924
Balance as at December 31, 2010	27,304,560	$50,284,080	$9,076,997	$649,500	$290,783	$(26,800,223)	$33,501,137

					Accumulated
					Other
	Common		Contributed		Comprehensive
	Shares	Amount	Surplus	Warrants	Income (Loss)	Deficit	Total
Balance as at April 1, 2011	28,127,184	$53,557,276	$8,819,006	$113,662	$394,554	$(19,563,201)	$43,321,297

Net income	-	-	-	-	-	4,434,868	4,434,868
Change in cumulative translation adjustment	-	-	-	-	(230,434)	-	(230,434)
Exercise of stock options	106,250	205,375	-	-	-	-	205,375
Reallocation of contributed surplus on exercise of options (Note 10(a))	-	121,008	(121,008)	-	-	-	-
Share-based payments (Note 10(c))	-	-	941,327	-	-	-	941,327
Balance as at December 31, 2011	28,233,434	$53,883,659	$9,639,325	$113,662	$164,120	$(15,128,333)	$48,672,433

See accompanying notes to the unaudited consolidated financial statements.

~3~

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2011	2010	2011	2010
		(Note 18)		(Note 18)
Operating Activities:
Net income	$265,403	$2,037,142	$4,434,868	$2,761,943
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization of property and equipment	23,119	30,514	82,397	97,847
Amortization of intangible assets	165,643	165,644	496,933	496,932
Share-based payments	652,233	368,113	941,327	1,152,924
Deferred income taxes	(41,893)	826,550	456,106	2,342,029
Foreign exchange (gain) loss	(110,251)	(730)	81,747	(2,226)

Changes in non-cash operating working capital
Funds held in trust	-	361,684	-	-
Accounts receivable	(746,381)	(196,246)	(885,175)	(319,316)
Corporate taxes receivable	(80,244)	(69,898)	(245,721)	(496,025)
Prepaid expenses	(51,279)	152,522	(18,954)	142,697
Accounts payable and accrued liabilities	310,178	9,061	(137,812)	252,771
Corporate taxes payable	(1,402,144)	1,076,558	(4,084,980)	1,076,558
Deferred revenue	(116,481)	(341,216)	(755,081)	(893,994)
Net cash (used in) provided by operating activities	(1,132,097)	4,419,698	365,655	6,612,140

Investing Activities:
Acquisition of short-term investments	-	-	(3,294,525)	-
Acquisition of property and equipment	(1,573)	(14,717)	(43,149)	(44,998)
Net cash used in investing activities	(1,573)	(14,717)	(3,337,674)	(44,998)

Financing Activities:
Principal payments on finance leases	(660)	-	(1,981)	(9,202)
Proceeds from exercise of stock options	-	68,040	205,375	68,040
Net cash (used in) provided by financing activities	(660)	68,040	203,394	58,838

Effects of foreign exchange rate changes on cash and cash equivalents	142,688	84,236	(220,224)	83,546

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(991,642)	4,557,257	(2,988,849)	6,709,526

Cash and cash equivalents, beginning of period	24,920,284	7,222,032	26,917,491	5,069,763

Cash and cash equivalents, end of period	$23,928,642	$11,779,289	$23,928,642	$11,779,289

Supplemental disclosure of cash flow information
Interest paid	$-	$-	$-	$-
Taxes paid	$1,661,000	$137,000	$6,957,921	$137,000

See accompanying notes to the unaudited consolidated financial statements.

~4~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	NATURE OF OPERATIONS

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 2, is a financial payment processor providing electronic payment, risk management, and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.  Its corporate office address is 1140 West Pender Street, Suite 1680, Vancouver, British Columbia, Canada.  The Corporation links merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  The Corporation has partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable its customers to safely and reliably conduct e-Commerce.  The Corporation provides its electronic payment, authentication and risk management services to over 12,000 businesses and organizations in Canada and the United States of America (“U.S.”).  The Corporation also provides check processing solutions including primary and secondary check collection, including electronic check re-presentment (RCK), to retailers in the U.S.

The Corporation also provides licenses to its intellectual property. The Corporation’s intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,354,491, No. 6,283,366, No. 6,164,528, No. 5,484,988, and No. RE40,220, all of which describe electronic check processing methods.

The Corporation is incorporated under the Yukon Business Corporations Act and qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  While not required to do so, the Corporation continues to voluntarily report utilizing domestic forms, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, with the Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

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

These unaudited interim consolidated financial statements do not include all disclosures required by IFRS for annual consolidated financial statements and accordingly, should be read in conjunction with the Corporation’s audited consolidated financial statements for the year ended March 31, 2011 presented under Canadian GAAP and in conjunction with the unaudited interim consolidated financial statements for the three months ended June 30, 2011 and for the three and six months ended September 30, 2011 and the  IFRS transition disclosures in Note 18 to these unaudited interim consolidated financial statements.

These unaudited interim consolidated financial statements are presented in United States Dollars, except when otherwise indicated.

The results for the three and nine months ended December 31, 2011 may not be indicative of the results that may be expected for the full year or any other period.

~5~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	BASIS OF PRESENTATION (Continued)

These unaudited interim consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

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

~6~

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

The Corporation incurs costs to research and develop its proprietary software products to be sold, licensed or otherwise marketed.  Costs incurred in the research phase are expensed as incurred.  Costs incurred in the development phase are expensed as incurred unless a project meets the criteria for deferral and amortization, in which case the development costs are deferred and amortized over the estimated useful life of the software product developed.  Amortization commences when development of the software is complete and the product is available for sale to customers.  During the nine months ended December 31, 2011 and the fiscal year ended March 31, 2011, the Corporation did not defer any development costs.

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

~7~

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

~8~

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

~9~

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

~10~

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

IFRS 9 - Financial instrument:  Classification and Measurement

IFRS 9 was issued in November 2009.  This standard is the first step in the process to replace IAS 39 Financial Instruments: Recognition and Measurements.  IFRS 9 introduces new requirements for classifying and measuring assets and liabilities, which may affect the Corporation’s accounting for its financial assets.  The standard is not applicable until January 1, 2015 but is available for early adoption, however, the Corporation does not currently intend to early adopt this standard.

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

Carrying value and fair value of financial assets and liabilities as at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Loans and receivables	$39,365,146	$39,365,146	$35,623,084	$35,623,084
Other financial liabilities	11,774,657	11,774,657	9,258,087	9,258,087

~11~

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

As at December 31, 2011 and March 31, 2011, the Corporation was exposed to currency risk through its cash and cash equivalents, short-term investments, restricted cash, funds held for merchants, accounts receivable, accounts payable, accrued liabilities, and funds due to merchants denominated in Canadian dollars (U.S. dollars for Beanstream).

Based on the foreign currency exposure as at December 31, 2011 and March 31, 2011 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $62,247 and $453,920, respectively, in the Corporation’s foreign currency loss/gain.

As at December 31, 2011 and March 31, 2011, the Corporation’s Canadian Beanstream subsidiary was exposed to currency risk on the translation of its financial instruments to U.S. dollars.  Beanstream’s financial instruments are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.   Gains and losses arising on the translation of Beanstream’s financial instruments are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income. Based on the foreign currency exposure as at December 31, 2011 and March 31, 2011 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $195,760 and $6,461, respectively, in the Corporation’s other comprehensive income.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Corporation’s exposure to interest rate risk is limited as its cash and payment processing accounts earn minimal interest and short-term investments bear fixed rates of interest.

~12~

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at December 31, 2011, the balance of the Corporation’s allowance for doubtful accounts was $26,894 (March 31, 2011 - $28,152).  The Corporation has a good credit history with its customers and the amounts due from them are received as expected.

Pursuant to their respective terms, gross accounts receivable are aged as follows at December 31, 2011:

0-30 days	$1,222,835
31-60 days	378,609
61-90 days	123,071
Over 90 days due	224,112
$1,948,627

Concentration of credit risk

Financial instruments that potentially subject the Corporation and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable.

Cash and cash equivalents and short-term investments are invested in major financial institutions in the U.S. and Canada. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Corporation’s investments are financially sound and, accordingly, relatively minimal credit risk exists with respect to these investments.

The accounts receivable of the Corporation and its subsidiaries are derived from sales to customers located primarily in the U.S. and Canada. The Corporation performs ongoing credit evaluations of its customers. The Corporation generally does not require collateral.

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection.  At December 31, 2011, three customers accounted for 21%, 19% and 13% of the Corporation’s accounts receivable balance (March 31, 2011 – 10%, 19% and 7%).

~13~

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

	December 31, 2011
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at December 31, 2011
Accounts payable and accrued liabilities	$1,901,615	$1,901,615	$-	$-	$-
Funds due to merchants	9,873,042	9,873,042	-	-	-
Finance lease obligations	7,860	480	4,920	2,460	-
Total	$11,782,517	$11,775,137	$4,920	$2,460	$-

	March 31, 2011
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at March 31, 2011
Accounts payable and accrued liabilities	$2,093,667	$2,093,667	$-	$-	$-
Funds due to merchants	7,164,420	7,164,420	-	-	-
Finance lease obligations	9,840	2,460	4,920	2,460	-
Total	$9,267,927	$9,260,547	$4,920	$2,460	$-

5.	CASH AND CASH EQUIVALENTS AND FUNDS HELD FOR/DUE TO MERCHANTS

Cash and cash equivalents

At December 31, 2011, the Corporation held $23,928,642 (March 31, 2011 - $26,917,491) in cash and cash equivalents.  Included in this balance is $1 million in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use by the Corporation.

Funds held for/due to merchants

At December 31, 2011, the Corporation was holding funds due to merchants in the amount of $9,873,042 (March 31, 2011 - $7,164,420).    The funds held for/due to merchants are comprised of the following:

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

~14~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	PROPERTY AND EQUIPMENT

	December 31, 2011

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$90,137	$42,159	$47,978
Computer software	112,081	68,330	43,751
Furniture and fixtures	4,560	4,104	456
Leasehold improvements	2,815	2,534	281
Office equipment	100,059	72,074	27,985
Total cost	$309,652	$189,201	$120,451

	March 31, 2011

	Cost	Accumulated Amortization and Depreciation	Net Book Value

Computer equipment	$130,472	$74,432	$56,040
Computer software	136,334	76,132	60,202
Furniture and fixtures	4,560	3,420	1,140
Leasehold improvements	2,954	2,186	768
Office equipment	143,395	98,323	45,072
Total cost	$417,715	$254,493	$163,222

Amortization expense on property and equipment totaled $23,119 and $30,514 for the three months ended December 31, 2011 and December 31, 2010 and $82,397 and $97,847 for the nine months ended December 31, 2011 and December 31, 2010, respectively.  Property and equipment includes $12,300 and $12,300 of assets that are financed under finance leases as at December 31, 2011 and March 31, 2011, respectively.  Accumulated amortization on these assets totals $4,305 and $2,460 as at December 31, 2011 and March 31, 2011, respectively.  Amortization of assets under finance leases is included in amortization expense and totaled $615 for the three months ended December 31, 2011 and December 31, 2010 and $1,845 for the nine months ended December 31, 2011 and December 31, 2010, respectively.

7.	PATENTS

	December 31, 2011	March 31, 2011

Cost	$2,045,715	$2,045,715
Less: accumulated amortization	(1,883,403)	(1,757,838)
Net book value	$162,312	$287,877

Amortization expense totaled $41,855 for the three months ended December 31, 2011 and December 31, 2010 and $125,565 for the nine months ended December 31, 2011 and December 31, 2010, respectively.

~15~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	PATENTS (continued)

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years ending March 31

2012	$40,385
2013	$121,927
2014	$-
2015	$-
2016	$-

8.	OTHER INTANGIBLE ASSETS

The components of other intangible assets are as follows:

	December 31, 2011
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$417,600	$510,400
Merchant contracts	2,963,500	1,333,575	1,629,925
Existing technology	530,000	477,000	53,000
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500
	$6,072,000	$2,228,175	$3,843,825

	March 31, 2011
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Partner relationships	$928,000	$348,000	$580,000
Merchant contracts	2,963,500	1,111,313	1,852,187
Existing technology	530,000	397,500	132,500
Unamortized intangible assets:
Trade names	1,650,500	-	1,650,500
	$6,072,000	$1,856,813	$4,215,187

Amortization expense for other intangible assets totaled $123,788 for the three months ended December 31, 2011 and December 31, 2010 and $371,368 for the nine months ended December 31, 2011 and December 31, 2010, respectively.

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

~16~

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

Future minimum payments due	December 31, 2011	March 31, 2011

2012	$480	$2,460
2013	2,460	2,460
2014	2,460	2,460
2015	2,460	2,460
Less amount representing interest	-	-
Net principal balance	7,860	9,840

Less current portion	(2,460)	(2,460)
	$5,400	$7,380

The lease is collateralized by the equipment under the finance lease.

10.	SHARE CAPITAL

(a)	Shares issued and outstanding

Shares issued and outstanding	Number of Shares	Amount

Balance, April 1, 2010	27,241,408	$50,152,385

Previous capital consolidation adjustment (Note 10(e))	10,576	-
Exercise of stock options (Note 10(c))	545,200	1,126,648
Exercise of warrants (Note 10(d))	330,000	1,122,000
Reallocation of contributed surplus on exercise of options	-	620,405
Reallocation of contributed surplus on exercise of warrants (Note 10(d))	-	535,838

Balance, March 31, 2011	28,127,184	$53,557,276

Exercise of stock options (Note 10(c))	106,250	205,375
Reallocation of contributed surplus on exercise of options	-	121,008

Balance, December 31, 2011	28,233,434	$53,883,659

(b)	Weighted average common shares outstanding

Dilutive securities included in the determination of the weighted average number of common shares outstanding for the purposes of computing diluted earnings per common share for the three months ended December 31, 2011 included 1,600,300 (December 31, 2010 – 2,120,000) shares issuable pursuant to outstanding stock option awards and resulted in an additional 475,500 (December 31, 2010 – 1,033,685) common shares being included in the computation of diluted earnings per share.

~17~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	SHARE CAPITAL (continued)

Dilutive securities included in the determination of the weighted average number of common shares outstanding for the purposes of computing diluted earnings per common share for the nine months ended December 31, 2011 included 2,705,300 (December 31, 2010 – 2,120,000) shares issuable pursuant to outstanding stock option awards and resulted in an additional 716,204 (December 31, 2010 – 455,548) common shares being included in the computation of diluted earnings per share.

(c)	Stock Options

The Corporation maintains three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Incentive Plan (the “1998 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”).  The 10-year term of the 1998 Plan expired on July 28, 2008 and, accordingly, the 4,825,217 shares that had remained available for grant pursuant to additional stock options or other equity awards may no longer be granted under that plan (although outstanding awards under the 1998 Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan). At March 31, 2011, 362,000 common shares were reserved for issuance pursuant to the 1996 Plan and 5,262,500 common shares were reserved for issuance pursuant to the 2009 Plan.  These amounts reflect the limit of shares collectively that may be issued pursuant to stock options and/or other equity awards that are granted pursuant to the 1996 Plan and the 2009 Plan, respectively, less the number of shares subject to stock options and/or other equity awards that have been granted and are still outstanding and the number of shares subject to stock options and/or other equity awards that have been granted and exercised.

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

Stock option activity for the periods ended December 31, 2011 and March 31, 2011:

	December 31, 2011		March 31, 2011
	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price
Stock options outstanding, beginning of period	4,487,300	$2.58	3,640,000	$3.11
Granted	1,105,000	2.14	1,745,000	1.62
Expired	(232,500)	3.44	(275,000)	4.31
Forfeited	(138,750)	2.36	(77,500)	2.80
Exercised	(106,250)	1.93	(545,200)	2.07
Stock options outstanding, end of period	5,114,800	2.47	4,487,300	2.59

~18~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	SHARE CAPITAL (continued)

During the nine months ended December 31, 2011, there were 75,000 stock options granted which have a grant date fair value of $1.63 per stock option and during the three and nine months ended December 31, 2011 there were 1,030,000 stock options granted which have a grant date fair value of $1.45 per stock option.  The stock options granted during the fiscal year ended March 31, 2011 have a grant date fair value of $1.04 per stock option.

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes Option Pricing Model with the following assumptions:

	December 31, 2011	March 31, 2011

Risk-free interest rate	1.83% & 2.51%	2.79%
Expected volatility	97.35% & 94.39%	88.09%
Expected life of stock option (in years)	4	4
Expected forfeiture rate	0%	0%
Dividend yield	0%	0%

The total fair value of share-based payments is amortized over the vesting of issued stock options and resulted in share-based payments of $652,233 for the three months ended December 31, 2011 (December 31, 2010 - $368,113) and $941,327 for the nine months ended December 31, 2011 (December 31, 2010 - $1,152,924).

The following table summarizes information about the stock options outstanding:

	Options outstanding			Options exercisable
Range ($)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)

0.65	229,800	$0.65	2.63	167,300	$0.65	2.63
1.62	1,370,500	1.62	3.63	660,500	1.62	3.63
2.12-2.43	1,105,000	2.14	4.87	257,500	2.12	4.88
3.00-3.90	2,409,500	3.29	4.45	2,169,500	3.32	4.25
	5,114,800	2.47	4.24	3,254,800	2.74	4.09

(d)	Warrants

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

~19~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	SHARE CAPITAL (continued)

The total fair value of the warrants was $649,500.  During the fiscal year ended March 31, 2011, 330,000 warrants were exercised resulting in the issuance of 330,000 shares of the Corporation’s common stock. The fair value of $535,838 attributable to these exercised warrants was allocated to common share value. As of December 31, 2011 and March 31, 2011, 70,000 warrants remain outstanding with a value of $113,662.

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

As a result, during the nine months ended December 31, 2011, the Corporation’s board of directors ratified the issuance of the following numbers of Common Shares on the following dates in respect of shareholders in the following predecessor corporations of the Corporation who had not, by that time, exchanged their shares in such predecessor corporations for Common Shares:

Predecessor Corporation	Date of Issuance	Number of Common Shares

Solid Gold Capital Corp.	May 13, 2003	79
Ruskin Developments Ltd.	May 13, 2003	208
Leisureways Marketing Ltd.	May 13, 2003	225
Santa Sarita Mining Company Limited	April 7, 2003	10,064

11.	EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401(k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees’ contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the three months ended December 31, 2011 and 2010 of $1,597 and $589, respectively, and for the nine months ended December 31, 2011 and 2010 of $4,436 and $2,449 respectively.

12.	RELATED PARTY TRANSACTIONS

Compensation of key management personnel consisting of the Corporation’s Chief Executive Officer, President, Chief Accounting Officer and Executive V.P. of Operations for the three and nine month periods ended December 31, 2011 and 2010 are as follows:

	Three month period ended		Nine month period ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Short-term employee benefits	$176,265	$149,545	$711,122	$548,263
Share-based payments	424,287	167,673	566,453	523,718
Total	$600,552	$317,218	$1,277,575	$1,071,981

The amounts disclosed in the table are the amounts recognized as an expense during the reporting period related to key management personnel.

~20~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	INCOME TAXES

At December 31, 2011, the Corporation had U.S. federal net operating loss carry-forwards of $1,939,196.  Due to the U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use.   These losses expire as follows:

U.S. federal net operating loss carry-forwards:

2017 to 2032	$1,939,196

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets as of December 31, 2011 and March 31, 2011 are as follows:

	December 31, 2011	March 31, 2011
Deferred tax assets:
Excess of tax value over the net book value for capital assets	$610,363	$663,663
Canadian non-capital loss carry-forwards	-	335,821
U.S. federal net operating loss carry-forwards	-	-
U.S. alternative minimum tax carry-forwards	-	92,419
Other	123,278	97,844
Total deferred tax assets	$733,641	$1,189,747

A portion of potential income tax benefits related to deferred tax assets have not been recognized in the consolidated financial statements as their realization is not probable due to the Corporation’s history of losses. These unrecognized deferred tax assets are as follows:

	December 31, 2011	March 31, 2011
Unrecognized deferred tax assets:
U.S. federal net operating loss carry-forwards	$717,503	$717,050

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using an approximate 26% statutory tax rate at December 31, 2011 and an approximate 29% statutory tax rate at December 31, 2010, is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Income taxes at statutory rates	$105,369	$1,232,904	$1,951,292	$1,815,412
Share-based payments and other permanent differences	173,276	128,105	416,197	446,120
Effect of U.S. tax rates	40,660	-	877,453	-
Effect of foreign exchange translation of foreign currency denominated deferred income tax assets	(6,264)	(28,762)	24,335	(52,333)
Effect of change in tax rates and other	(173,178)	799,913	(179,182)	1,140,687
	$139,863	$2,132,160	$3,090,095	$3,349,886

~21~

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

During the three months ended March 31, 2011, the subsidiary of the Corporation entered into settlement agreements with each of HSBC North American Holdings Inc., Citigroup Inc. and PayPal Inc.  Because the subsidiary of the Corporation settled with all of the defendants in the Phase I trial, the Phase I trial was rendered moot and did not take place.

~22~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES (Continued)

Also, during the three months ended June 30, 2011, the subsidiary of the Corporation entered into a settlement agreement with Northern Trust, a defendant in the Phase III trial and during the three months ended September 30, 2011 the subsidiary of the Corporation also entered into settlement agreements with Wells Fargo Bank N.A. (“Wells Fargo”), a defendant in the Phase II trial, and Capital One National Association and Capital One Services (collectively, “Capital One”), defendants in the Phase III trial.  As a result of these settlements, JPMorgan is the only remaining defendant in the Phase II trial and Deutsche Bank is the only remaining defendant in the Phase III trial.  Because there are still defendants remaining in both the Phase II and Phase III trials, both of those trials are still generally proceeding as scheduled, except that on September 14, 2011 the court issued a trial order postponing the trial dates for the Phase II and III trials and, as result, both trials are now set to commence on March 6, 2012.  There can be no assurances as to whether the court will issue any further continuances in those trials.

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

(b)	Reexamination Proceedings relating to the 2008 Patent Litigation

On May 13, 2010, four of the defendants in the 2008 Patent Litigation submitted a request for an inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (in this case, the four defendants in the 2008 Patent Litigation, who are referred to as the “Third Party Requesters”) to challenge the validity of patents that have already been issued.  On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 100 claims described by the 40,220 Patent were rejected (the “Rejected Claims”).  The Rejected Claims, which are now subject to re-examination, include all of the patent claims that the subsidiary of the Corporation has asserted and is seeking to enforce in the 2008 Patent Litigation.

~23~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES (Continued)

During the three months ended December 31, 2010, the subsidiary of the Corporation filed a response to this non-final office action with the USPTO, following which the Third Party Requesters filed a response to the subsidiary of the Corporation’s response with the USPTO.  The Examiner issued a non-final “Action Closing Prosecution” on March 14, 2011 pursuant to which the Rejected Claims continued to be subject to reexamination.  On April 14, 2011, the subsidiary of the Corporation filed a response to the non-final Action Closing Prosecution and on May 16, 2011, the Third Party Requesters filed comments in response to the subsidiary of the Corporation’s response to the non-final Action Closing Prosecution.  On August 8, 2011 the USPTO issued a “Right of Appeal Notice” which is a final but appealable office action, pursuant to which the Rejected Claims continued to be subject to reexamination.  The subsidiary of the Corporation filed a notice of appeal with respect to the decision to the Patent Office Board of Appeals and Interferences (“Board”) on September 8, 2011, followed by a Patent Owner’s Brief on Appeal on November 22, 2011.  The Third Party Requestor filed a response to the subsidiary of the Corporation’s response on December 22, 2011.    Depending on the Board’s decision, the subsidiary of the Corporation may also appeal to the Court of Appeals for the Federal Circuit (“Federal Circuit”).

In addition, in response (in part) to the inter-partes reexamination proceeding, on June 17, 2011, the subsidiary of the Corporation filed a separate ex-parte reexamination request with the USPTO with respect to other claims described in the 40,220 Patent.  As part of this request, the subsidiary of the Corporation requested amendments to certain claims and also requested the addition of new claims and the cancellation of certain claims under the 40,220 Patent.  On September 13, 2011, the USPTO issued an order granting an ex-partes reexamination with respect to the 40,220 Patent.  The subsidiary of the Corporation anticipates the USPTO will issue a non-final office action to which it will have two months to make submissions (if any) in response.   The USPTO will then issue a final but appealable office action.  If required, the subsidiary of the Corporation may appeal any decision to the Board and then to the Federal Circuit.  The Third Party Requesters do not have the right to participate in the ex-parte reexamination proceeding.  Although no assurances can be made, a final decision in the ex-partes reexamination proceeding either granting the subsidiary of the Corporation’s request to amend certain of the claims and/or its request to add additional claims to the 40,220 Patent could potentially have an impact on the ability of the subsidiary of the Corporation to successfully enforce the 40,220 Patent in the 2008 Patent Litigation and any future litigation (see Note 15 – Subsequent Events).

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

~24~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES (Continued)

(c)	2009 Patent Litigation

On June 4, 2009, the subsidiary of the Corporation filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States (the “2009 Patent Litigation”).  In the 2009 Patent Litigation, the subsidiary of the Corporation alleged that the defendants infringed the 40,220 Patent and sought damages and injunctive and other relief for the alleged infringement of this patent.  On September 9, 2011, the subsidiary of the Corporation entered into a Settlement and License Agreement with Comerica Incorporated (“Comerica”) (the “Comerica Agreement”), the last remaining defendant in the 2009 Patent Litigation. The Comerica Agreement provides Comerica with a fully paid-up license from the subsidiary of the Corporation to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the Comerica Agreement, the subsidiary of the Corporation received compensation totaling $350,000 for the releases, licenses, covenants and all other rights granted under the Comerica Agreement and, pursuant to the Comerica Agreement, the lawsuit against Comerica was dismissed.  Pursuant to a retention agreement with the subsidiary of the Corporation’s legal firm, the subsidiary of the Corporation paid approximately $140,000 in legal fees for the firm’s services in connection with the Comerica Agreement.  As a result of settlements reached with four of the defendants and the dismissal of claims against the remaining three defendants in the 2009 Patent Litigation, the 2009 Patent Litigation was closed on October 11, 2011.

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
$808,946

The Corporation’s rent expense totaled $112,520 for the three months ended December 31, 2011 and $107,025 for the three months ended December 31, 2010 and $355,990 for the nine months ended December 31, 2011 and $314,679 for the nine months ended December 31, 2010.

~25~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES (continued)

(f)	Purchase obligations

Future minimum payments under all other contractual purchase obligations for the next five years and thereafter are as follows:

2012	$69,911
2013	-
2014	-
2015	-
2016 and thereafter	-
$69,911

15.	SUBSEQUENT EVENTS

On January 4, 2012, the USPTO issued a non-final office action in the ex-parte reexamination proceeding initiated by a subsidiary of the Corporation pursuant to which: (i) certain claims described by the 40,220 Patent are subject to reexamination; (ii) certain other claims have been cancelled (as requested by the subsidiary of the Corporation); (iii) certain other claims have been rejected, and (iv) new claims have been added.   The subsidiary of the Corporation has two months to make submissions (if any) in response to this non-final office action.

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

~26~

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

Financial information for each reportable segment for the three and nine months ended December 31, 2011 and 2010 is as follows:

Three Months Ended	TPP	IPL	CP	Reconciling		Consolidated
December 31, 2011	Canada	U.S.	U.S.	Items		Total

Total revenue	$4,296,560	$428,537	$525,465	$-		$5,250,562
Revenue: major customers	468,424	305,556	337,197	-		1,111,177
Cost of revenue	2,527,443	30,024	340,965	104,923	1	3,003,355	5
General and administrative	235,145	5,425	91,249	953,509	2	1,285,328	5
Sales and marketing	164,644	-	4,436	3,679	1	172,759	5
Product development and enhancement	222,244	-	-	69,855	1	292,099	5
Amortization and depreciation	14,020	41,855	8,210	124,677	3	188,762	5
Income before income taxes	1,060,145	354,707	82,544	(1,092,130	) 4	405,266

Three Months Ended	TPP	IPL	CP	Reconciling		Consolidated
December 31, 2010	Canada	U.S.	U.S.	Items		Total

Total revenue	$3,532,419	$6,909,964	$617,647	$-		$11,060,030
Revenue: major customers	564,186	5,150,000	371,442	-		6,085,628
Cost of revenue	1,985,475	2,622,012	391,645	32,185	1	5,031,317	5
General and administrative	260,725	233,623	99,140	615,536	2	1,209,024	5
Sales and marketing	170,469	-	4,506	43,449	1	218,424	5
Product development and enhancement	122,420	-	-	27,260	1	149,680	5
Amortization and depreciation	15,566	41,857	11,003	127,732	3	196,158	5
Income before income taxes	891,340	4,016,744	113,975	(852,757	) 4	4,169,302

1	Represents share-based payments included in the unallocated corporate or centralized marketing, general and administrative expenses.
2	Represents share-based payments and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Amortization of property and equipment has not been allocated to other cost categories as presented in the consolidated statements of earnings and comprehensive income.

~27~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.	INDUSTRY AND GEOGRAPHIC SEGMENTS (continued)

Nine Months Ended	TPP	IPL	CP	Reconciling		Consolidated
December 31, 2011	Canada	U.S.	U.S.	Items		Total

Total revenue	$11,773,037	$10,790,684	$1,669,642	$-		$24,233,363
Revenue: major customers	1,497,483	9,150,000	1,063,949	-		11,711,432
Cost of revenue	7,041,737	3,652,316	1,087,406	126,875	1	11,908,334	5
General and administrative	695,100	29,846	275,859	2,095,063	2	3,095,868	5
Sales and marketing	468,653	-	13,226	10,997	1	492,876	5
Product development and enhancement	667,719	-	-	87,417	1	755,136	5
Amortization and depreciation	48,318	125,565	27,581	377,866	3	579,330	5
Income before income taxes	3,163,921	6,993,340	272,928	(2,905,226	)4	7,524,963

Nine Months Ended	TPP	IPL	CP	Reconciling		Consolidated
December 31, 2010	Canada	U.S.	U.S.	Items		Total

Total revenue	$9,235,460	$11,077,848	$1,696,893	$-		$22,010,201
Revenue: major customers	1,717,278	7,725,000	1,000,574	-		10,442,852
Cost of revenue	5,445,042	4,044,231	1,168,093	113,349	1	10,770,715	5
General and administrative	738,560	249,906	417,483	2,027,384	2	3,433,333	5
Sales and marketing	406,686	-	13,902	151,417	1	572,005	5
Product development and enhancement	364,723	-	-	85,221	1	449,944	5
Amortization and depreciation	48,357	125,571	36,683	384,168	3	594,779	5
Income before income taxes	2,163,064	6,667,414	63,365	(2,782,014	)4	6,111,829

1	Represents share-based payments included in the unallocated corporate or centralized marketing, general and administrative expenses.
2	Represents share-based payments and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Amortization of property and equipment has not been allocated to other cost categories as presented in the consolidated statements of earnings and comprehensive income.

18.	TRANSITION TO IFRS

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

~28~

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

IFRS employs a conceptual framework that is similar to Canadian GAAP, however, significant differences exist in certain matters of recognition, measurement and disclosure. While adoption of IFRS has not changed the Corporation’s actual cash flows, it has resulted in changes to the Corporation’s reported financial position, statements of earnings and comprehensive income and statements of cash flows. In order to allow the users of the financial statements to better understand these changes, the Corporation’s Canadian GAAP Consolidated statements of financial position as at April 1, 2010, March 31, 2011 and December 31, 2010, statements of earnings and comprehensive income for the twelve months ended March 31, 2011 and the three and nine months ended December 31, 2010 and statements of cash flows for the three and nine months ended December 31, 2010 have been reconciled to IFRS with the resulting differences explained in the following section:

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

•
Using the vesting method as required under IFRS, share-based payments for the year ended March 31, 2011 were $1,414,593 as opposed to $1,126,404 as recorded under Canadian GAAP, a difference of $288,189.  For the three months ended December 31, 2010, share-based payments were $368,113 as opposed to $286,022 as recorded under Canadian GAAP, a difference of $82,091. For the nine months ended December 31, 2010, share-based payments were $1,152,924 as opposed to $896,290 as recorded under Canadian GAAP, a difference of $256,634.

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

~29~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of financial position and equity reconciliation at April 1, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$5,069,763			$5,069,763
Funds held for merchants	5,804,752			5,804,752
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $31,463	799,584			799,584
Corporate taxes receivable	1,072,930			1,072,930
Prepaid expenses	416,507			416,507
Current portion of deferred tax assets	1,280,860	$(1,280,860)		-
Total current assets	14,619,396	(1,280,860)	-	13,338,536

Property and equipment, net	219,580			219,580
Patents	455,304			455,304
Restricted cash	255,247			255,247
Deferred tax assets	2,406,473	1,280,860		3,687,333
Goodwill	17,874,202			17,874,202
Other intangible assets	4,710,337			4,710,337
Other assets	20,641			20,641
Total assets	$40,561,180	$-	$-	$40,561,180

LIABILITIES

Current liabilities
Accounts payable	$836,274			$836,274
Accrued liabilities	1,040,443			1,040,443
Corporate taxes payable	-			-
Funds due to merchants	5,804,752			5,804,752
Current portion of obligations under finance lease	11,195			11,195
Current portion of deferred revenue	1,325,983			1,325,983
Total current liabilities	9,018,647	-	-	9,018,647

Obligations under finance lease	9,840			9,840

Deferred revenue	2,155,162			2,155,162

Total liabilities	11,183,649	-	-	11,183,649

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,241,408 issued and outstanding	50,152,385			50,152,385

Contributed surplus	7,952,343	$(649,500)	$684,884	7,987,727
Warrants	-	649,500		649,500
Deficit	(28,877,282)		(684,884)	(29,562,166)
Accumulated other comprehensive income	150,085			150,085
Total shareholders’ equity	29,377,531	-	-	29,377,531

Total liabilities and shareholders’ equity	$40,561,180	$-	$-	$40,561,180

~30~

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

~31~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of financial position and equity reconciliation at December 31, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS
Current Assets
Cash and cash equivalents	$11,779,289			$11,779,289
Funds held for merchants	8,175,053			8,175,053
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $31,339	1,141,865			1,141,865
Corporate taxes receivable	1,632,383			1,632,383
Prepaid expenses	276,114			276,114
Current portion of deferred tax assets	527,824	$(527,824)		-
Total current assets	23,707,528	(527,824)	-	23,179,704

Property and equipment, net	166,288			166,288
Patents, net	329,734			329,734
Restricted cash	258,556			258,556
Deferred tax assets	817,480	527,824		1,345,304
Other assets	20,822			20,822
Goodwill	17,874,202			17,874,202
Other intangible assets, net	4,338,975			4,338,975

Total assets	$47,513,585	$-	$-	$47,513,585

LIABILITIES
Current Liabilities
Accounts payable	$1,309,644			$1,309,644
Accrued liabilities	849,814			849,814
Corporate taxes payable	1,076,558			1,076,558
Funds due to merchants	8,175,053			8,175,053
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,314,733			1,314,733
Total current liabilities	12,728,262	-	-	12,728,262

Obligations under finance lease	9,225			9,225

Deferred revenue	1,274,961			1,274,961

Total liabilities	14,012,448	-	-	14,012,448

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,304,560 issued and outstanding	50,284,080			50,284,080

Contributed surplus	8,784,979	$(649,500)	$941,518	9,076,997
Warrants	-	649,500		649,500
Deficit	(25,858,705)		(941,518)	(26,800,223)
Accumulated other comprehensive income	290,783			290,783
Total shareholders' equity	33,501,137	-	-	33,501,137

Total liabilities and shareholders' equity	$47,513,585	$-	$-	$47,513,585

~32~

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

~33~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of earnings and comprehensive income for the three months ended December 31, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$11,060,030	$-	$11,060,030
COST OF REVENUE	5,032,479	13,412	5,045,891
GROSS PROFIT	6,027,551	(13,412)	6,014,139

OPERATING EXPENSES
General and administrative	1,189,100	29,640	1,218,740
Sales and marketing	195,179	26,670	221,849
Product development and enhancement	140,113	12,369	152,482
Amortization of intangible assets	165,644		165,644
INCOME BEFORE OTHER INCOME AND INCOME TAXES	4,337,515	(82,091)	4,255,424

Foreign exchange loss	(102,369)		(102,369)
Other expenses	(626)		(626)
Interest income	16,873		16,873
INCOME BEFORE INCOME TAXES	4,251,393	(82,091)	4,169,302

Income tax expense (recovery)
Current	1,281,285		1,281,285
Deferred	850,875		850,875
	2,132,160		2,132,160

NET INCOME	2,119,233	(82,091)	2,037,142

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	126,872		126,872

TOTAL COMPREHENSIVE INCOME	$2,246,105	$(82,091)	$2,164,014

EARNINGS PER SHARE, basic and diluted	$0.08	$(0.00)	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,253,886		27,253,886
Diluted	28,285,669		28,285,669

~34~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of earnings and comprehensive income for the nine months ended December 31, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$22,010,201	$-	$22,010,201
COST OF REVENUE	10,806,351	11,889	10,818,240
GROSS PROFIT	11,203,850	(11,889)	11,191,961

OPERATING EXPENSES
General and administrative	3,377,455	86,143	3,463,598
Sales and marketing	463,816	118,828	582,644
Product development and enhancement	419,592	39,774	459,366
Amortization of intangible assets	496,932		496,932
INCOME BEFORE OTHER INCOME AND INCOME TAXES	6,446,055	(256,634)	6,189,421

Foreign exchange loss	(101,298)		(101,298)
Other expenses	(5,464)		(5,464)
Interest income	29,170		29,170
INCOME BEFORE INCOME TAXES	6,368,463	(256,634)	6,111,829

Income tax expense (recovery)
Current	983,532		983,532
Deferred	2,366,354		2,366,354
	3,349,886		3,349,886

NET INCOME	3,018,577	(256,634)	2,761,943

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	140,698		140,698

TOTAL COMPREHENSIVE INCOME	$3,159,275	$(256,634)	$2,902,641

EARNINGS PER SHARE, basic and diluted	$0.11	$(0.01)	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,252,620		27,252,620
Diluted	27,707,532		27,707,532

~35~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of cash flows for the three months ended December 31, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$2,119,233	$(82,091)	$2,037,142
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	30,514		30,514
Amortization of intangible assets	165,644		165,644
Share-based payments	286,022	82,091	368,113
Foreign exchange gain	(730)		(730)
Deferred income taxes	826,550		826,550

Changes in non-cash operating working capital
Funds held in trust	361,684		361,684
Accounts receivable	(196,246)		(196,246)
Corporate taxes receivable	(69,898)		(69,898)
Prepaid expenses	152,522		152,522
Accounts payable and accrued liabilities	9,061		9,061
Corporate taxes payable	1,076,558		1,076,558
Deferred revenue	(341,216)		(341,216)
Net cash provided by operating activities	4,419,698	-	4,419,698

Investing Activities:
Acquisition of property and equipment	(14,717)		(14,717)
Net cash used in investing activities	(14,717)	-	(14,717)

Financing Activities:
Proceeds from exercise of stock options	68,040		68,040
Net cash provided by financing activities	68,040	-	68,040

Effects of foreign exchange rate changes on cash and cash equivalents	84,236	-	84,236

INCREASE IN CASH AND CASH EQUIVALENTS	4,557,257	-	4,557,257

Cash and cash equivalents, beginning of period	7,222,032		7,222,032

Cash and cash equivalents, end of period	$11,779,289	$-	$11,779,289

~36~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP statement of cash flows for the nine months ended December 31, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$3,018,577	$(256,634)	$2,761,943
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	97,847		97,847
Amortization of intangible assets	496,932		496,932
Share-based payments	896,290	256,634	1,152,924
Foreign exchange gain	(2,226)		(2,226)
Deferred income taxes	2,342,029		2,342,029

Changes in non-cash operating working capital
Accounts receivable	(319,316)		(319,316)
Corporate taxes receivable	(496,025)		(496,025)
Prepaid expenses	142,697		142,697
Accounts payable and accrued liabilities	252,771		252,771
Corporate taxes payable	1,076,558		1,076,558
Deferred revenue	(893,994)		(893,994)
Net cash provided by operating activities	6,612,140	-	6,612,140

Investing Activities:
Acquisition of property and equipment	(44,998)		(44,998)
Net cash used in investing activities	(44,998)	-	(44,998)

Financing Activities:
Principal payments on finance leases	(9,202)		(9,202)
Proceeds from exercise of stock options	68,040		68,040
Net cash provided by financing activities	58,838	-	58,838

Effects of foreign exchange rate changes on cash and cash equivalents	83,546	-	83,546

INCREASE IN CASH AND CASH EQUIVALENTS	6,709,526	-	6,709,526

Cash and cash equivalents, beginning of period	5,069,763		5,069,763

Cash and cash equivalents, end of period	$11,779,289	$-	$11,779,289

~37~

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are incorporated under the Yukon Business Corporations Act and qualify as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  While not required to do so, we currently voluntarily continue to file on domestic forms with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, instead of filing the reporting forms available to foreign private issuers.

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto for the three and nine months ended December 31, 2011 included therein, which have been prepared in accordance with IFRS as issued by the IASB.  We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information.  Quarterly operating results have varied significantly in the past and can be expected to vary in the future.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

~38~

TPP Segment

Our Transaction Payment Processing (“TPP”) segment operations involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway and are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 12,000 customers primarily in Canada.

IPL Segment

Our Intellectual Property Licensing ("IPL") segment operations involve licensing our intellectual property estate, which includes five U.S. patents describing electronic check processing methods.  When we provide clients licenses to our intellectual property estate, we typically earn revenue or other income from ongoing royalty fees and, in some cases, release fees for potential past infringement. In some instances we also earn revenue from license agreements that provide for the payment of contractually determined paid-up license fees in consideration for the grant of a non-exclusive, retroactive and future license to our intellectual property estate and in other instances, where license agreements include multiple element arrangements, we may defer portions of this revenue and recognize it ratably over the license term.

CP Segment

Our Check Processing ("CP") segment operations involve primary and secondary check collection including electronic check re-presentment (RCK).  Our check processing services involve return check management such as traditional and electronic recovery services to retail clients wherein we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.  Our check processing services are provided in the United States and are operated from our Wichita, Kansas location.

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

Results of Operations

Three months ended December 31, 2011 compared to three months ended December 31, 2010

Revenue

Total revenue for the three months ended December 31, 2011 was approximately $5,251,000, a decrease of approximately $5,809,000 or approximately 52.5% from total revenue of approximately $11,060,000 for the three months ended December 31, 2010.  This decrease is primarily attributable to a decrease in IPL revenues for the period of approximately $6,481,000 offset by an increase in TPP revenues of approximately $765,000.

~39~

TPP Segment

Revenue pertaining to our TPP segment consists of one-time set-up fees, monthly gateway fees, transaction fees and software customization fees.  TPP segment revenue for the three months ended December 31, 2011 was approximately $4,297,000, an increase of approximately $765,000 or approximately 21.7% from TPP segment revenue of approximately $3,532,000 for the three months ended December 31, 2010. Transaction fees for the three months ended December 31, 2011 were approximately $3,434,000 compared to approximately $2,763,000 for the three months ended December 31, 2010, an increase of approximately $671,000 or approximately 24.3%. The amortized portion of one-time set-up fees recognized was approximately $65,000 for the three months ended December 31, 2011 compared to approximately $46,000 for the three months ended December 31, 2010.  Monthly gateway fees for the three months ended December 31, 2011 were approximately $557,000 compared to approximately $402,000 for the three months ended December 31, 2010, an increase of approximately $155,000 or approximately 38.6%.

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $6,481,000 from approximately $6,910,000 for the three months ended December 31, 2010 to approximately $429,000 for the three months ended December 31, 2011. The decrease in revenue from licensing our patented intellectual property was primarily attributable to the non-recurring licensing revenue recognized of approximately $6,465,000 from license agreements we entered into with five of the defendants in the Patent Litigation during the three months ended December 31, 2010. There were no non-recurring license agreements entered into during the three months ended December 31, 2011.

CP Segment

CP segment revenue for the three months ended December 31, 2011 was approximately $525,000, a decrease of approximately $93,000 or approximately 15% from CP segment revenue of approximately $618,000 for the three months ended December 31, 2010. Revenue from our secondary check collections business decreased approximately 15.6% from approximately $524,000 for the three months ended December 31, 2010 to approximately $442,000 for the three months ended December 31, 2011. The decrease in our secondary check collections business was primarily attributable to a decrease in collections of the principal amount and related fees of returned checks assigned for secondary recovery. Revenue from our primary check collections business decreased approximately 9.9% from approximately $91,000 for the three months ended December 31, 2010 to approximately $82,000 for the three months ended December 31, 2011.

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

Cost of revenue decreased from approximately $5,046,000 for the three months ended December 31, 2010, to approximately $3,015,000 for the three months ended December 31, 2011, a decrease of approximately $2,031,000 or approximately 40.2%. The decrease was primarily attributable to a decrease in our IPL segment cost of revenue of approximately $2,592,000 from approximately $2,622,000 for the three months ended December 31, 2010 to approximately $30,000 for the three months ended December 31, 2011 offset by an increase in TPP segment cost of revenue of approximately $542,000 or approximately 27.3% from approximately $1,985,000 for the three months ended December 31, 2010 to approximately $2,527,000 for the three months ended December 31, 2011.  The decrease in IPL segment cost of revenue was primarily attributable to the costs (primarily legal fees and expenses) incurred in entering into the license agreements we entered into with five of the defendants in the Patent Litigation during the three months ended December 31, 2010. There were no non-recurring license agreements entered into during the three months ended December 31, 2011. The increase in TPP segment cost of revenue was primarily attributable to an increase in transaction costs which include interchange, assessments and other transaction fees of approximately 27.2% consistent with the increase in transaction fee revenue.

~40~

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

General and administrative expenses increased to approximately $1,291,000 from approximately $1,219,000 for the three months ended December 31, 2011 and 2010, respectively, an increase of approximately $72,000 or approximately 5.9%. The increase in general and administrative expenses is primarily attributable to an increase in share-based payments offset by decreases in IPL and TPP segment general and administrative expenses. Share-based payments included in general and administrative expenses were approximately $474,000 for the three months ended December 31, 2011 compared to approximately $241,000 for the three months ended December 31, 2010, an increase of approximately $233,000 or approximately 96.7%. IPL segment expenses decreased to approximately $5,000 from approximately $234,000 for the three months ended December 31, 2011 and 2010, respectively, a decrease of approximately $229,000.  The decrease in IPL segment expenses is primarily attributable to IPL segment legal costs of approximately $199,000 attributable to the request for inter-partes reexamination submitted by four of the defendants in the Patent Litigation during the first quarter of our prior fiscal year. TPP segment expenses decreased to approximately $235,000 from approximately $261,000 for the three months ended December 31, 2011 and 2010, respectively, a decrease of approximately $26,000 or approximately 10%.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expenses decreased to approximately $176,000 from approximately $222,000 for the three months ended December 31, 2011 and 2010, respectively, a decrease of approximately $46,000 or approximately 20.7%. The decrease is primarily attributable to a decrease of share-based payments of approximately $40,000 from approximately $44,000 for the three months ended December 31, 2010 to approximately $4,000 for the three months ended December 31, 2011.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $295,000 for the three months ended December 31, 2011 as compared to approximately $152,000 for the three months ended December 31, 2010, an increase of approximately $143,000 or approximately 94.1%. This increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $100,000 or approximately 82% from approximately $122,000 for the three months ended December 31, 2010 to approximately $222,000 for the three months ended December 31, 2011.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The increase in staff was required to support the additional software customization work as well as supporting new and existing product and service lines. The increase in product development and enhancement expenses was also partially attributable to an increase in share-based payments of approximately $43,000 for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $166,000 for the three months ended December 31, 2011 and 2010, respectively.

~41~

Interest income

Interest income increased to approximately $56,000 from approximately $17,000 for the three months ended December 31, 2011 and 2010, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash and short-term investments.

Income tax expense

Income tax expense consists of current income taxes of approximately $182,000 for the three months ended December 31, 2011 compared to approximately $1,281,000 for the three months ended December 31, 2010, a decrease in current income tax expense of approximately $1,099,000.  The decrease was primarily attributable to the income taxes associated with the IPL segment pre-tax income of approximately $4,017,000 for the three months ended December 31, 2010. Deferred income tax recovery was approximately $42,000 for the three months ended December 31, 2011 compared to deferred income tax expense of approximately $851,000 for the three months ended December 31, 2010, a decrease in deferred income tax expense of approximately $893,000. The decrease in deferred income tax expense was primarily attributable to a reduction in the utilization of non-capital loss carry-forwards as compared to the prior period.

Net income

Net income decreased approximately $1,772,000 from approximately $2,037,000 for the three months ended December 31, 2010 to approximately $265,000 for the three months ended December 31, 2011 primarily as a result of a reduction of net income from our IPL segment operations.

Basic and diluted earnings per share were both approximately $0.01 for the three months ended December 31, 2011, as compared to approximately $0.07 for the three months ended December 31, 2010.

Results of Operations

Nine months ended December 31, 2011 compared to nine months ended December 31, 2010

Revenue

Total revenue for the nine months ended December 31, 2011 was approximately $24,233,000, an increase of approximately $2,223,000 or approximately 10.1% from total revenue of approximately $22,010,000 for the nine months ended December 31, 2010.  This increase is primarily attributable to an increase in TPP revenue for the period of approximately $2,538,000.

TPP Segment

Revenue pertaining to our TPP segment consists of transaction fees, one-time set-up fees and monthly gateway fees.  TPP segment revenue for the nine months ended December 31, 2011 was approximately $11,773,000, an increase of approximately $2,538,000 or approximately 27.5% from TPP segment revenue of approximately $9,235,000 for the nine months ended December 31, 2010. Transaction fees for the nine months ended December 31, 2011 were approximately $9,266,000 compared to approximately $7,402,000 for the nine months ended December 31, 2010, an increase of approximately $1,864,000 or approximately 25.2%; the amortized portion of one-time set-up fees recognized was approximately $177,000 for the nine months ended December 31, 2011 compared to approximately $145,000 for the nine months ended December 31, 2010, an increase of approximately $32,000 or approximately 22.1%; and monthly gateway fees for the nine months ended December 31, 2011 were approximately $1,573,000 compared to approximately $1,145,000 for the nine months ended December 31, 2010, an increase of approximately $428,000 or approximately 37.4%. The increase in transaction fees, one-time set-up fees and monthly gateway fees was primarily attributable to a 28.8% increase in our merchant base as at December 31, 2011 as compared to December 31, 2010.

~42~

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $287,000 or approximately 2.6%, from approximately $11,078,000 for the nine months ended December 31, 2010 to approximately $10,791,000 for the nine months ended December 31, 2011.  The decrease in revenue from licensing our patented intellectual property was primarily attributable to the decrease in non-recurring licensing revenue recognized of approximately $235,000 from approximately $9,735,000 in non-recurring licensing revenue recognized from license agreements we entered into during the nine months ended December 31, 2010 to approximately $9,500,000 in non-recurring licensing revenue recognized from license agreements we entered into during the nine months ended December 31, 2011.

CP Segment

CP segment revenue for the nine months ended December 31, 2011 was approximately $1,670,000, a decrease of approximately $27,000 or approximately 1.6% from CP segment revenue of approximately $1,697,000 for the nine months ended December 31, 2010. Revenue from our secondary check collections business decreased approximately $11,000 or approximately 1% from approximately $1,439,000 for the nine months ended December 31, 2010 to approximately $1,428,000 for the nine months ended December 31, 2011. Revenue from our primary check collections business decreased approximately $15,000 or approximately 6% from approximately $249,000 for the nine months ended December 31, 2010 to approximately $234,000 for the nine months ended December 31, 2011.

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

Cost of revenue increased from approximately $10,818,000 for the nine months ended December 31, 2010, to approximately $11,948,000 for the nine months ended December 31, 2011, an increase of approximately $1,130,000 or approximately 10.4%. The increase was primarily attributable to an increase in our TPP segment cost of revenue of approximately $1,597,000 or approximately 29.3% from approximately $5,445,000 for the nine months ended December 31, 2010 to approximately $7,042,000 for the nine months ended December 31, 2011. The increase in TPP segment cost of revenue was primarily attributable to an increase in transaction costs which include interchange, assessments and other transaction fees of approximately 23.8% consistent with the increase in transaction fee revenue and partially attributable to an increase in customer service representation costs of approximately $161,000 or approximately 31.4% due to an increase in staffing within the customer service department.

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

General and administrative expenses decreased to approximately $3,120,000 from approximately $3,464,000 for the nine months ended December 31, 2011 and 2010, respectively, a decrease of approximately $344,000 or approximately 9.9%.    TPP segment expenses decreased to approximately $695,000 from approximately $739,000 for the nine months ended December 31, 2011 and 2010, respectively, a decrease of approximately $44,000 or approximately 6%. CP segment expenses decreased to approximately $276,000 from approximately $417,000 for the nine months ended December 31, 2011 and 2010, respectively, a decrease of approximately $141,000 or approximately 33.8%. The decrease in CP segment expenses is primarily attributable to a decrease of approximately $130,000 in legal fees primarily pertaining to the patent infringement complaint filed against our subsidiary, LML Payment Systems Corp. in April 2009. This complaint was dismissed with prejudice during the prior fiscal year. Also included in general and administrative expenses are share-based payments of approximately $716,000 for the nine months ended December 31, 2011 compared to approximately $778,000 for the nine months ended December 31, 2010, a decrease of approximately $62,000 or approximately 8%.

~43~

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs.

Sales and marketing expenses decreased to approximately $504,000 from approximately $583,000 for the nine months ended December 31, 2011 and 2010, respectively, a decrease of approximately $79,000 or approximately 13.6%. The decrease is primarily attributable to a decrease of share-based payments of approximately $140,000 from approximately $151,000 for the nine months ended December 31, 2010 to approximately $11,000 for the nine months ended December 31, 2011 and partially attributable to an increase of approximately $62,000 in TPP segment sales and marketing costs from approximately $407,000 for the nine months ended December 31, 2010 to approximately $469,000 for the nine months ended December 31, 2011.  The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $46,000.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.

Product development and enhancement expenses were approximately $764,000 for the nine months ended December 31, 2011 as compared to approximately $459,000 for the nine months ended December 31, 2010, an increase of approximately $305,000 or approximately 66.4%. This increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $303,000 or approximately 83% from approximately $365,000 for the nine months ended December 31, 2010 to approximately $668,000 for the nine months ended December 31, 2011.  The increase in TPP product development and enhancement expenses is primarily attributable to an increase in staffing levels for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. The increase in staff was required to support the additional software customization work as well as supporting new and existing product and service lines.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $497,000 for the nine months ended December 31, 2011 and 2010, respectively.

Interest income

Interest income increased to approximately $85,000 from approximately $29,000 for the nine months ended December 31, 2011 and 2010, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash and short-term investments.

Income tax expense

Income tax expense consists of current income taxes of approximately $2,634,000 for the nine months ended December 31, 2011 compared to approximately $984,000 for the nine months ended December 31, 2010, an increase in current income tax expense of approximately $1,650,000.  Deferred income tax expense was approximately $456,000 for the nine months ended December 31, 2011 compared to approximately $2,366,000 for the nine months ended December 31, 2010, a decrease in deferred income tax expense of approximately $1,910,000. The decrease in deferred income tax expense was primarily attributable to a reduction in the utilization of non-capital loss carry-forwards compared to the prior period.

Net income

Net income increased approximately $1,673,000 from approximately $2,762,000 for the nine months ended December 31, 2010 to approximately $4,435,000 for the nine months ended December 31, 2011 primarily as a result of an increase in net income from our TPP segment operations.

Basic earnings per share were approximately $0.16 for the nine months ended December 31, 2011, as compared to approximately $0.10 for the nine months ended December 31, 2010. Diluted earnings per share were approximately $0.15 for the nine months ended December 31, 2011, as compared to approximately $0.10 for the nine months ended December 31, 2010.

~44~

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $25,727,000 in working capital as of December 31, 2011 compared to approximately $20,251,000 in working capital as of March 31, 2011, an increase of approximately $5,476,000. The increase in working capital was primarily attributable to an increase in cash and cash equivalents and short-term investments of approximately $223,000 resulting primarily from the compensation received from License Agreements entered into during the nine months ended December 31, 2011 offset by a reduction of approximately $4,097,000 in corporate taxes payable attributable to tax payments totaling $6,958,000 made during the nine months ended December 31, 2011. Cash provided by operating activities was approximately $366,000 for the nine months ended December 31, 2011, as compared to approximately $6,612,000 for the nine months ended December 31, 2010. The decrease in cash provided by operating activities of approximately $6,246,000 was primarily attributable to the decrease in corporate taxes payable of approximately $4,085,000 resulting from corporate tax payments made during the nine months ended December 31, 2011 relating to the prior fiscal year corporate taxes payable. Cash used in investing activities was approximately $3,338,000 for the nine months ended December 31, 2011 as compared to approximately $45,000 for the nine months ended December 31, 2010, an increase in cash used in investing activities of approximately $3,293,000. The increase in cash used in investing activities was primarily attributable to an acquisition of short-term investments totaling approximately $3,295,000 made during the nine months ended December 31, 2011. Cash provided by financing activities was approximately $203,000 for the nine months ended December 31, 2011 as compared to approximately $59,000 for the nine months ended December 31, 2010, an increase in cash provided by financing activities of approximately $144,000. The increase in cash provided by financing activities was primarily attributable to an increase in proceeds from the exercise of stock options of approximately $137,000.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of December 31, 2011, the Corporation’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

In light of our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor (as demonstrated by our acquisition of Beanstream), our long-term plans may include the potential to strategically acquire complementary businesses, products or technologies and may also include instituting actions against other entities that we believe are infringing our intellectual property.  While we believe that existing cash and cash equivalent balances and potential cash flows from operations should satisfy our long-term cash requirements, we may nonetheless have to raise additional funds for these purposes, either through equity or debt financing, as appropriate.  There can be no assurance that such financing would be available on acceptable terms, if at all.

Contractual Obligations

We are obligated to make future payments under various contracts such as lease agreements and unconditional purchase obligations, and other long-term obligations.  There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in our 2011 Form 10-K.

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

~45~

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

IFRS employs a conceptual framework that is similar to Canadian GAAP however, significant differences exist in certain matters of recognition, measurement and disclosure. While adoption of IFRS has not changed our actual cash flows, it has resulted in changes to our reported financial position, statements of earnings and comprehensive income and statements of cash flows. In order to allow the users of the financial statements to better understand these changes, our Canadian GAAP Consolidated statement of financial position as at April 1, 2010, March 31, 2011 and December 31, 2010 statement of earnings and comprehensive income for the twelve months ended March 31, 2011 and the three and nine months ended December 31, 2010 and statement of cash flows for the three and nine months ended December 31, 2010 have been reconciled to IFRS with the resulting differences explained in the following section:

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

•
Using the vesting method as required under IFRS, share-based payments for the year ended March 31, 2011 were approximately $1,414,000 as opposed to approximately $1,126,000 as recorded under Canadian GAAP, a difference of approximately $288,000.  For the three months ended December 31, 2010, share-based payments were approximately $368,000 as opposed to approximately $286,000 as reported under Canadian GAAP, a difference of approximately $82,000. For the nine months ended December 31, 2010, share-based payments were approximately $1,153,000 as opposed to approximately $896,000 as reported under Canadian GAAP, a difference of approximately $257,000.

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

•	Warrants: Under Canadian GAAP, warrants were included in contributed surplus, whereas, under IFRS, warrants are presented separately in the consolidated statements of financial position.

~46~

The Canadian GAAP statement of financial position and equity reconciliation at April 1, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$5,069,763			$5,069,763
Funds held for merchants	5,804,752			5,804,752
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $31,463	799,584			799,584
Corporate taxes receivable	1,072,930			1,072,930
Prepaid expenses	416,507			416,507
Current portion of deferred tax assets	1,280,860	$(1,280,860)		-
Total current assets	14,619,396	(1,280,860)	-	13,338,536

Property and equipment, net	219,580			219,580
Patents	455,304			455,304
Restricted cash	255,247			255,247
Deferred tax assets	2,406,473	1,280,860		3,687,333
Goodwill	17,874,202			17,874,202
Other intangible assets	4,710,337			4,710,337
Other assets	20,641			20,641

Total assets	$40,561,180	$-	$-	$40,561,180

LIABILITIES

Current liabilities
Accounts payable	$836,274			$836,274
Accrued liabilities	1,040,443			1,040,443
Corporate taxes payable	-			-
Funds due to merchants	5,804,752			5,804,752
Current portion of obligations under finance lease	11,195			11,195
Current portion of deferred revenue	1,325,983			1,325,983
Total current liabilities	9,018,647	-	-	9,018,647

Obligations under finance lease	9,840			9,840

Deferred revenue	2,155,162			2,155,162

Total liabilities	11,183,649	-	-	11,183,649

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,241,408 issued and outstanding	50,152,385			50,152,385

Contributed surplus	7,952,343	$(649,500)	$684,884	7,987,727
Warrants	-	649,500		649,500
Deficit	(28,877,282)		(684,884)	(29,562,166)
Accumulated other comprehensive income	150,085			150,085
Total shareholders’ equity	29,377,531	-	-	29,377,531

Total liabilities and shareholders’ equity	$40,561,180	$-	$-	$40,561,180

~47~

The Canadian GAAP statement of financial position and equity reconciliation at March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$26,917,491			$26,917,491
Funds held for merchants	7,164,420			7,164,420
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	1,103,529			1,103,529
Corporate taxes receivable	101,162			101,162
Prepaid expenses	266,066			266,066
Current portion of deferred tax assets	428,240	$(428,240)		-
Total current assets	36,155,908	(428,240)	-	35,727,668

Property and equipment, net	163,222			163,222
Patents	287,877			287,877
Restricted cash	262,644			262,644
Deferred tax assets	761,507	428,240		1,189,747
Goodwill	17,874,202			17,874,202
Other intangible assets	4,215,187			4,215,187
Other assets	21,041			21,041

Total assets	$59,741,588	$-	$-	$59,741,588

LIABILITIES

Current liabilities
Accounts payable	$702,820			$702,820
Accrued liabilities	1,390,847			1,390,847
Corporate taxes payable	4,796,157			4,796,157
Funds due to merchants	7,164,420			7,164,420
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,420,228			1,420,228
Total current liabilities	15,476,932	-	-	15,476,932

Obligations under finance lease	7,380			7,380

Deferred revenue	935,979			935,979

Total liabilities	16,420,291	-	-	16,420,291

SHAREHOLDERS’ EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 28,127,184 issued and outstanding	53,557,276			53,557,276

Contributed surplus	7,959,595	$(113,662)	$973,073	8,819,006
Warrants	-	113,662		113,662
Deficit	(18,590,128)		(973,073)	(19,563,201)
Accumulated other comprehensive income	394,554			394,554
Total shareholders’ equity	43,321,297	-	-	43,321,297

Total liabilities and shareholders’ equity	$59,741,588	$-	$-	$59,741,588

~48~

The Canadian GAAP statement of financial position and equity reconciliation at December 31, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS
Current Assets
Cash and cash equivalents	$11,779,289			$11,779,289
Funds held for merchants	8,175,053			8,175,053
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $31,339	1,141,865			1,141,865
Corporate taxes receivable	1,632,383			1,632,383
Prepaid expenses	276,114			276,114
Current portion of deferred tax assets	527,824	$(527,824)		-
Total current assets	23,707,528	(527,824)	-	23,179,704

Property and equipment, net	166,288			166,288
Patents, net	329,734			329,734
Restricted cash	258,556			258,556
Deferred tax assets	817,480	527,824		1,345,304
Other assets	20,822			20,822
Goodwill	17,874,202			17,874,202
Other intangible assets, net	4,338,975			4,338,975

Total assets	$47,513,585	$-	$-	$47,513,585

LIABILITIES
Current Liabilities
Accounts payable	$1,309,644			$1,309,644
Accrued liabilities	849,814			849,814
Corporate taxes payable	1,076,558			1,076,558
Funds due to merchants	8,175,053			8,175,053
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,314,733			1,314,733
Total current liabilities	12,728,262	-	-	12,728,262

Obligations under finance lease	9,225			9,225

Deferred revenue	1,274,961			1,274,961

Total liabilities	14,012,448	-	-	14,012,448

SHAREHOLDERS' EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,304,560 issued and outstanding	50,284,080			50,284,080

Contributed surplus	8,784,979	$(649,500)	$941,518	9,076,997
Warrants	-	649,500		649,500
Deficit	(25,858,705)		(941,518)	(26,800,223)
Accumulated other comprehensive income	290,783			290,783
Total shareholders' equity	33,501,137	-	-	33,501,137

Total liabilities and shareholders' equity	$47,513,585	$-	$-	$47,513,585

~49~

The Canadian GAAP statement of earnings and comprehensive income for the twelve months ended March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$47,160,490	$-	$47,160,490
COSTS OF REVENUE	22,761,666	20,305	22,781,971
GROSS PROFIT	24,398,824	(20,305)	24,378,519

OPERATING EXPENSES
General and administrative	4,377,239	87,401	4,464,640
Sales and marketing	638,450	133,556	772,006
Product development and enhancement	570,103	46,927	617,030
Amortization of intangible assets	662,576		662,576
INCOME BEFORE OTHER INCOME AND INCOME TAXES	18,150,456	(288,189)	17,862,267

Foreign exchange (loss) gain	(205,472)		(205,472)
Other (expense) income, net	(5,549)		(5,549)
Interest income	48,330		48,330
INCOME BEFORE INCOME TAXES	17,987,765	(288,189)	17,699,576

Income tax expense (recovery)
Current	5,203,025		5,203,025
Deferred	2,497,586		2,497,586
	7,700,611		7,700,611

NET INCOME	$10,287,154	$(288,189)	$9,998,965

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	244,469		244,469

TOTAL COMPREHENSIVE INCOME	$10,531,623	$(288,189)	$10,243,434

EARNINGS (LOSS) PER SHARE, basic	$0.38	$(0.01)	$0.37

EARNINGS (LOSS) PER SHARE, diluted	$0.37	$(0.01)	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	27,342,799		27,342,799
Diluted	27,844,113		27,844,113

~50~

The Canadian GAAP statement of earnings and comprehensive income for the three months ended December 31, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$11,060,030	$-	$11,060,030
COST OF REVENUE	5,032,479	13,412	5,045,891
GROSS PROFIT	6,027,551	(13,412)	6,014,139

OPERATING EXPENSES
General and administrative	1,189,100	29,640	1,218,740
Sales and marketing	195,179	26,670	221,849
Product development and enhancement	140,113	12,369	152,482
Amortization of intangible assets	165,644		165,644
INCOME BEFORE OTHER INCOME AND INCOME TAXES	4,337,515	(82,091)	4,255,424

Foreign exchange loss	(102,369)		(102,369)
Other expenses	(626)		(626)
Interest income	16,873		16,873
INCOME BEFORE INCOME TAXES	4,251,393	(82,091)	4,169,302

Income tax expense (recovery)
Current	1,281,285		1,281,285
Deferred	850,875		850,875
	2,132,160		2,132,160

NET INCOME	2,119,233	(82,091)	2,037,142

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	126,872		126,872

TOTAL COMPREHENSIVE INCOME	$2,246,105	$(82,091)	$2,164,014

EARNINGS PER SHARE, basic and diluted	$0.08	$(0.00)	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,253,886		27,253,886
Diluted	28,285,669		28,285,669

~51~

The Canadian GAAP statement of earnings and comprehensive income for the nine months ended December 31, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

REVENUE	$22,010,201	$-	$22,010,201
COST OF REVENUE	10,806,351	11,889	10,818,240
GROSS PROFIT	11,203,850	(11,889)	11,191,961

OPERATING EXPENSES
General and administrative	3,377,455	86,143	3,463,598
Sales and marketing	463,816	118,828	582,644
Product development and enhancement	419,592	39,774	459,366
Amortization of intangible assets	496,932		496,932
INCOME BEFORE OTHER INCOME AND INCOME TAXES	6,446,055	(256,634)	6,189,421

Foreign exchange loss	(101,298)		(101,298)
Other expenses	(5,464)		(5,464)
Interest income	29,170		29,170
INCOME BEFORE INCOME TAXES	6,368,463	(256,634)	6,111,829

Income tax expense (recovery)
Current	983,532		983,532
Deferred	2,366,354		2,366,354
	3,349,886		3,349,886

NET INCOME	3,018,577	(256,634)	2,761,943

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	140,698		140,698

TOTAL COMPREHENSIVE INCOME	$3,159,275	$(256,634)	$2,902,641

EARNINGS PER SHARE, basic and diluted	$0.11	$(0.01)	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,252,620		27,252,620
Diluted	27,707,532		27,707,532

~52~

The Canadian GAAP statement of cash flows for the three months ended December 31, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$2,119,233	$(82,091)	$2,037,142
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	30,514		30,514
Amortization of intangible assets	165,644		165,644
Share-based payments	286,022	82,091	368,113
Foreign exchange gain	(730)		(730)
Deferred income taxes	826,550		826,550

Changes in non-cash operating working capital
Funds held in trust	361,684		361,684
Accounts receivable	(196,246)		(196,246)
Corporate taxes receivable	(69,898)		(69,898)
Prepaid expenses	152,522		152,522
Accounts payable and accrued liabilities	9,061		9,061
Corporate taxes payable	1,076,558		1,076,558
Deferred revenue	(341,216)		(341,216)
Net cash provided by operating activities	4,419,698	-	4,419,698

Investing Activities:
Acquisition of property and equipment	(14,717)		(14,717)
Net cash used in investing activities	(14,717)	-	(14,717)

Financing Activities:
Proceeds from exercise of stock options	68,040		68,040
Net cash provided by financing activities	68,040	-	68,040

Effects of foreign exchange rate changes on cash and cash equivalents	84,236	-	84,236

INCREASE IN CASH AND CASH EQUIVALENTS	4,557,257	-	4,557,257

Cash and cash equivalents, beginning of period	7,222,032		7,222,032

Cash and cash equivalents, end of period	$11,779,289	$-	$11,779,289

~53~

The Canadian GAAP statement of cash flows for the nine months ended December 31, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$3,018,577	$(256,634)	$2,761,943
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	97,847		97,847
Amortization of intangible assets	496,932		496,932
Share-based payments	896,290	256,634	1,152,924
Foreign exchange gain	(2,226)		(2,226)
Deferred income taxes	2,342,029		2,342,029

Changes in non-cash operating working capital
Accounts receivable	(319,316)		(319,316)
Corporate taxes receivable	(496,025)		(496,025)
Prepaid expenses	142,697		142,697
Accounts payable and accrued liabilities	252,771		252,771
Corporate taxes payable	1,076,558		1,076,558
Deferred revenue	(893,994)		(893,994)
Net cash provided by operating activities	6,612,140	-	6,612,140

Investing Activities:
Acquisition of property and equipment	(44,998)		(44,998)
Net cash used in investing activities	(44,998)	-	(44,998)

Financing Activities:
Principal payments on finance leases	(9,202)		(9,202)
Proceeds from exercise of stock options	68,040		68,040
Net cash provided by financing activities	58,838	-	58,838

Effects of foreign exchange rate changes on cash and cash equivalents	83,546	-	83,546

INCREASE IN CASH AND CASH EQUIVALENTS	6,709,526	-	6,709,526

Cash and cash equivalents, beginning of period	5,069,763		5,069,763

Cash and cash equivalents, end of period	$11,779,289	$-	$11,779,289

~54~

Contingencies

See Note 14. Commitments and Contingencies, for a discussion of contingencies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2011 until December 31, 2011, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 16, 2011 (file no. 000-13959).

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

~55~

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

During the three months ended March 31, 2011, we entered into settlement agreements with each of HSBC North American Holdings Inc., Citigroup Inc. and PayPal Inc.  Because we settled with all of the defendants in the Phase I trial, the Phase I trial was rendered moot and did not take place.

Also, during the three months ended June 30, 2011, we entered into a settlement agreement with Northern Trust, a defendant in the Phase III trial and during the three months ended September 30, 2011 we also entered into settlement agreements with Wells Fargo Bank N.A. (“Wells Fargo”), a defendant in the Phase II trial, and Capital One National Association and Capital One Services (collectively, “Capital One”), defendants in the Phase III trial.  As a result of these settlements, JPMorgan is the only remaining defendant in the Phase II trial and Deutsche Bank is the only remaining defendant in the Phase III trial.  Because there are still defendants remaining in both the Phase II and Phase III trials, both of those trials are still generally proceeding as scheduled, except that on September 14, 2011 the court issued a trial order postponing the trial dates for the Phase II and III trials and, as result, both trials are now set to commence on March 6, 2012.  There can be no assurances as to whether the court will issue any further continuances in those trials.

Reexamination Proceedings relating to the 2008 Patent Litigation

On May 13, 2010, four of the defendants in the 2008 Patent Litigation submitted a request for an inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (in this case, the four defendants in the 2008 Patent Litigation, who are referred to as the “Third Party Requesters”) to challenge the validity of patents that have already been issued.  On July 29, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 100 claims described by the 40,220 Patent were rejected (the “Rejected Claims”).  The Rejected Claims, which are now subject to re-examination, include all of the patent claims that we have asserted and are seeking to enforce in the 2008 Patent Litigation.

~56~

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

In addition, in response (in part) to the inter-partes reexamination proceeding, on June 17, 2011, we filed a separate ex-parte reexamination request with the USPTO with respect to other claims described in the 40,220 Patent.  As part of this request, we requested amendments to certain claims and also requested the addition of new claims and the cancellation of certain claims under the 40,220 Patent.  On September 13, 2011, the USPTO issued an order granting an ex-partes reexamination with respect to the 40,220 Patent.  On January 4, 2012, the USPTO issued a non-final office action in the ex-parte reexamination proceeding pursuant to which: (i) certain claims described by the 40,220 Patent are subject to reexamination; (ii) certain other claims have been cancelled (as we requested); (iii) certain other claims have been rejected, and (iv) new claims have been added.  We have two months to make submissions (if any) in response to this non-final office action.  The USPTO will then issue a final but appealable office action.  If required, we may appeal any decision to the Board and then to the Federal Circuit.  The Third Party Requesters do not have the right to participate in the ex-parte reexamination proceeding.  Although no assurances can be made, a final decision in the ex-partes reexamination proceeding either granting our request to amend certain of the claims and/or our request to add additional claims to the 40,220 Patent could potentially have an impact on our ability to successfully enforce the 40,220 Patent in the 2008 Patent Litigation and any future litigation.

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

2009 Patent Litigation

On June 4, 2009, we filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States (the “2009 Patent Litigation”).  In the 2009 Patent Litigation, we alleged that the defendants infringed the 40,220 Patent and sought damages and injunctive and other relief for the alleged infringement of this patent.  On September 9, 2011, we entered into a Settlement and License Agreement with Comerica Incorporated (“Comerica”) (the “Comerica Agreement”), the last remaining defendant in the 2009 Patent Litigation. The Comerica Agreement provides Comerica with a fully paid-up license from us to use our patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the Comerica Agreement, we received compensation totaling $350,000 for the releases, licenses, covenants and all other rights granted under the Comerica Agreement and, pursuant to the Comerica Agreement, the lawsuit against Comerica was dismissed.  Pursuant to a retention agreement with our legal firm, we paid approximately $140,000 in legal fees for the firm’s services in connection with the Comerica Agreement. As a result of settlements reached with four of the defendants and the dismissal of claims against the remaining three defendants in the 2009 Patent Litigation, the 2009 Patent Litigation was closed on October 11, 2011.

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

~57~

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 16, 2011 (file no. 000-13959). In addition to the other information set forth in this report, you should carefully consider the factors discussed in our annual report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

~58~

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

February 10, 2012

~59~