Form 10-K
period 2012-03-31
LML PAYMENT SYSTEMS INC
filed 2012-06-20
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ]   No [X] (not applicable to the registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filed	[ ]	Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]   No [X]

As of September 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the registrant held by non-affiliates based upon the closing sale price of the Common Stock on such date as reported on the NASDAQ Capital Market was approximately $37.6 million.

As of June 15, 2012, the Registrant had 28,246,684 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LML PAYMENT SYSTEMS INC.
2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

Unless the context otherwise requires, references in this report on Form 10-K to the “Company”,  “LML,” “we,” “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries. LML Payment Systems Inc.’s subsidiaries are Beanstream Internet Commerce Inc.(“Beanstream”), LML Corp. and Legacy Promotions Inc..  LML Corp.’s subsidiaries are LML Patent Corp., LML Payment Systems Corp. and Beanstream Internet Commerce Corp.   Unless otherwise specified herein, all references herein to “$” are to United States (“U.S.”) Dollars.  From time to time the Company has made and may continue to make written or oral “forward-looking statements” including those contained in this Annual Report on Form 10-K. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including those factors identified below in Item 1A – “Risk Factors”.

Overview

We are a leading provider of payment processing solutions including electronic payment processing, risk management and authentication services, primarily to businesses and organizations that use the Internet to receive or send payments.

We link merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  We have partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable our customers to safely and reliably accept or make payments electronically primarily using the Internet.  We provide electronic payment, authentication and risk management services to over 13,000 businesses and organizations in Canada and the United States.

We operate three separate lines of business: transaction payment processing, intellectual property licensing and check processing. Our transaction payment processing services consist predominantly of Internet-based services, while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  While we have historically generated significant amounts of non-recurring revenue associated with our intellectual property licensing initiatives, our transaction payment processing services are (and are expected to be for the foreseeable future) our principal line of business, while our other lines of business (including our electronic check processing services and intellectual property licensing initiatives) are less significant to the financial performance of our company. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Overview” and Note 17 to our Consolidated Financial Statements included in this report.

Our headquarters are located at Suite 1680, 1140 West Pender Street, Vancouver, British Columbia, Canada and we have office locations in Victoria, British Columbia in Canada and Wichita, Kansas in the United States.

Transaction Payment Processing (“TPP”) Operations

Products and Services

Our TPP services link merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  We have partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable our customers to safely and reliably accept or make payments electronically primarily using the Internet.  We provide our electronic payment, authentication and risk management services to over 13,000 businesses and organizations in Canada and the United States.

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

Our TPP customers range in size from small, sole proprietorships to large corporations.  However, most of our transaction payment processing business comes from services we provide to small to medium size firms.  We support this market in three separate ways: first by providing services that can be integrated to a customer’s website or financial platform through software plug-ins and application programming interfaces (API’s); second, by providing hosted services where we can provide a turn-key e-Commerce website for a merchant; and third, by having our transaction payment processing services integrated directly into third party software solutions.  In each instance, our products and services are designed to provide this market segment with bundled payment, risk management, authentication, shopping cart products, reporting forms and other value-added services that allow our customers to sell goods and services and receive payment in an efficient and secure manner.

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

Our hosted solutions offered to customers include a connection between the merchant’s website and our host system that provides the merchant with a shopping cart with secure payment processing for credit cards and debit cards, EFT and ACH payments, a secure order management interface, multi-currency options, multiple shipping options and sophisticated reporting and reconciliation tools.  All required forms and images are hosted on our servers and are secured using secured socket layer (SSL) encryption.  We operate equipment in three separate data centers to provide greater reliability to our merchants and customers.

In addition, we provide a robust selection of authentication tools for merchants to reduce the risk inherent in card-not-present credit card transactions.  Our merchants are entitled to the fraud protection services offered by the card associations such as Mastercard’s Securecode and Verified by Visa in addition to our own risk-management tools and applications.  We also provide additional easy to use authentication services that provide our merchants with information that ranges from the validation of credit card orders to the fraud screening of applications by consumers.  Our authentication services allow certification of addresses and telephone numbers and can identify addresses that have been known to be used as mail drops, and high risk postal codes.  Our highest level of authentication involves the consumer providing answers to “out-of-wallet” questions as part of the transaction process (“out-of-wallet” questions, such as questions about places someone has lived, cars they have owned or people that they know, refer to questions based on information that cannot be found in a wallet or a purse making it difficult for anyone other than the actual person to know the answer).   Finally, we supply merchants with a variety of risk management tools that, when combined with our cardholder authentication services, provide leading class functionality in the battle against payments fraud.

e-Commerce Market

Statistics from both the United States Department of Commerce and Statistics Canada give clear indications of the steady increase in the growth of e-Commerce in both the U.S. and Canada since 2001.   In addition, market research in the payments industry is showing strong indications of continued growth in electronic commerce.

In September 2011, Statistics Canada released the results of the 2010 Canadian Internet Use Survey, reporting that Canadians purchased goods and services over the Internet valued at approximately $15.3 billion in 2010.  Statistics Canada also reported that 51% of Canadian Internet users used the Internet to place orders for goods or services.  Moreover, the number of orders they placed increased from 95 million in 2009 to over 113 million orders in 2010, clearly indicating that Canadian commerce is moving online.

On February 16, 2012, the United States Department of Commerce reported that online retail sales in the United States grew by an estimated 16.1% to $194.3 billion in 2011 compared to 2010, while total retail sales increased by just 7.9% over the same period.  In addition, estimates released by the Department of Commerce on May 17, 2012 for the first quarter of 2012 show online retail sales increased approximately 15.4% from the first quarter of 2011 while total retail sales increased 6.5% in the same period.   It was also reported that online retail sales now comprise approximately 4.9% of total retail sales.

According to Forrester Research, a leading global research and advisory firm, online shopping in the United States are expected to reach $327 billion in 2016, up 45% from the projected $226 billion in online spending in 2012.  Furthermore, online retail sales are expected to account for 9% of total retail sales in 2016, up from a projected 7% in 2012.  Forrester also forecasts steady growth in the number of online shoppers, reporting that approximately 192 million U.S. consumers are expected to shop online in 2016, up 15% from the expected 167 million online shoppers in 2012.   One of the key factors driving ecommerce growth is the average amount U.S. consumers will spend online which is expected to increase from an average of approximately $1,207 in 2012 to an average of approximately $1,738 in 2016 – a 44% increase.

We believe that the electronic payments and e-Commerce markets will continue to grow as more and more businesses decide to sell products or make payments electronically over the Internet.

Technology and Data Centers

We operate a transaction processing platform that is designed for reliability, scalability and security.  We operate equipment at three separate data centers, one in each of Victoria, B.C., Saanich, B.C. and Toronto, Ontario.  These secure data centers contain the technology necessary to provide our services to merchants over the Internet and to our financial institutions and payment processing partners.  Our data centers contain our enterprise servers, network firewalls, routers and other technology we use to provide services to our merchants and partners.  Our processing software is certified to process financial transactions with a majority of Canadian and US merchant acquirers, which allows us to act as a single point of integration and point of contact for our customers and the customers of our channel partners and the financial payments network.

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

We obtain new business as a result of our relationships with channel partners and our own internal marketing efforts.  These channel partners can be payment processors, financial institutions, independent sales organizations or software application vendors who, in many cases, may provide a value-added service to our merchants.  We typically pay either a referral fee or commission or residual fee for each merchant referred to us by our channel partners.  We rely on the success of our more than 800 channel partners for new sales.

Competitive Strengths

We believe our competitive strengths in our TPP operations include:

•	Single Proprietary and Payments Technology Platform

We operate a single proprietary, scalable payments technology platform that provides our merchant clients with differentiated multi-payment processing solutions while also providing us with significant operational leverage benefits.

•	Comprehensive Suite of Services

We currently offer a broad suite of payment processing and value-added services that allow our merchant clients to address their payment needs using a single payments technology provider.  Our services include merchant account acquisition and a wide range of innovative gateway value-added services such as dynamic transaction reporting, security and authentication features such CAV, SafeScan, eID verifier, tokenization, risk scoring and multi-currency products allowing merchant clients to sell products safely and securely in over 200 countries world-wide.  We have also developed industry specific solutions that alone, or in combination with proprietary services, contain features and functionality to meet specific requirements of various industry verticals such as subscription based businesses, governments, e-commerce and mobile.

•	Easy Merchant Client Access to Payment Platform

Small and mid-size merchants are able to easily access our payment platform.  Payment services can be integrated to a merchant customer’s website or financial platform through software plug-ins and API’s.  Hosted turnkey payment services where small merchants are provided with a complete e-commerce website and our transaction payment services can be integrated directly into third-party software solutions.

•	Industry Leading Customer Service

Knowing that good customer service is the life blood of any business, we currently offer industry leading customer service levels.  We staff our own bilingual (French and English) customer support center and provide direct inbound access to highly qualified and trained customer service representatives who are fully capable of handling technical and non-technical inquiries.  Our customer service desk is staffed by 12 people. Emergency support is available 24 hours a day, 7 days a week. Over 95% of our incoming calls are answered within 30 seconds by a live operator who in most cases can address a question immediately.

•	Diverse Distribution Channels

We sell our payment solutions and services to merchant clients of all types through diverse distribution channels.  Our direct channel includes an in-house sales force that targets regional and national merchants.  Our indirect channel is highly diverse and includes relationships with a broad range of technology/value-added resellers who target merchant clients with an integrated offering.  We have arrangements with financial institutions and other payment processors who we partner with and who then sell our integrated payment solutions.  We provide customized white label services and solutions that are hosted on our payment platform but are marketed and sold under our partners’ (usually financial institutions) brand.  We also integrate our payment services with other third-party software providers who include payment processing services with their core products.

Competition

The market for our TPP products and services is highly competitive and is characterized by rapidly changing technology, changing industry standards, merchant requirements, pricing competition and rapid rates of product obsolescence. Our competitors include other payment gateways, merchant acquirers, payment processors, technology service providers, Internet commerce providers and financial institutions.  In Canada, our primary competition is Moneris and Paymentech. In the U.S. market we compete against other third party processors and gateways such as Cybersource, Authorize.net, and Verisign/Paypal.

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

Strategy

Growing our TPP business in the future requires us to continue to execute on the following key strategies:

•	Increase Client Base

One of our key growth strategies is to increase our small to mid-size merchant client base.  Currently we have over 13,000 merchant clients who are predominantly small in nature as opposed to having a national presence.  We believe that leveraging cost efficient, value-added services is expected to lead to high merchant retention rates.  In addition, margin opportunities provided by this merchant client segment generally provide more profit on a per transaction basis than do larger merchants.

•	Develop New Services

In addition to increasing the number of merchant clients we serve, our growth strategy also includes increasing the level of business we conduct with our existing clients.  We plan to implement this growth strategy by leveraging our single payments technology platform and industry knowledge, emerging payment trends and third-party partnerships that address evolving merchant customer demands in order to provide new products and services as has been recently the case with our new security, multi-currency and mobile applications and services.

•	Broaden And Deepen Distribution Channels

We also plan to broaden and deepen both our direct and indirect distribution channels to reach new merchant clients and to introduce new services to existing merchant clients.  We plan to grow indirect channels through new partner and referral arrangements with third-party technology providers, payment processors and financial institutions.

•	Expand Into High Growth Segments And Verticals

As part of our growth strategy, we plan to concentrate on expanding further into high growth payment segments such as online businesses, e-commerce, mobile, information provision solutions and industry verticals such as business-to-business, healthcare and government.

•	Enter New Geographic Markets

By leveraging our payments technology platform and our comprehensive suite of payment services, third-party technology partners and financial institutions, we plan to expand our direct and indirect distribution channels to additional geographic regions.

Intellectual Property Licensing (“IPL”) Operations

Our IPL segment operations involve licensing our intellectual property estate, which includes U.S. patent nos. 5,484,988, 6,164,528, 6,283,366, 6,354,491, and RE40,220, all of which describe methods and systems for processing checks electronically.  Moreover, our patent estate addresses, among other issues, the electronic submission and approval of transactions through a centralized database and authorization system, electronic debiting of consumer bank accounts and electronic crediting of designated merchant accounts in real-time or off-line modes using the facilities of the ACH Network or any competing network.

Licenses to our intellectual property estate are generally provided to clients based on usage of the technology embodied in the patent(s) being licensed.  Some licensees pay ‘running royalties,’ which is a pay-as-you-go model, and other licensees pay a ‘one-time,’ fully paid-up royalty amount, also based on usage.  Clients’ usage pertaining to these one-time, fully paid-up licenses is contractually determined and in some cases, in order to determine usage and to facilitate the negotiation of a license agreement, the commencement of litigation and the discovery process inherent therein (to determine usage), is employed.   These one-time, fully paid-up licenses are also non-exclusive, similar to the non-exclusive nature of many software licensing arrangements treated as product sales,  and the consideration is fixed and non-refundable with no trailing royalties or other variable consideration.  In addition, these licenses do not contain refund, return or cancellation rights, nor continuing performance obligations and no when-and-if available deliverables are required to be provided by us.  During the fiscal year ended March 31, 2012, we entered into six settlement and license agreements with respect to  litigation we brought against multiple defendants in 2008 and 2009 (see Item 3 – Legal Proceedings), all of which involved non-recurring, one-time payments for fully paid-up licenses.

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

Check Processing (“CP”) Operations

Our CP segment operations involve primary and secondary check collection services including electronic check re-presentment (RCK) and return check management such as traditional and electronic recovery services to retail clients.  When we provide return check management services, we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.  Our check processing services are provided in the United States and are operated from our Wichita, Kansas location.

Regulatory Matters

Various aspects of our lines of business are either subject to or may be affected by current and future governmental and other regulations in many different jurisdictions.  The rules, regulations, policies and procedures affecting our business are constantly subject to change.  See Item 1A. “Risk Factors – We and our clients must comply with complex and changing laws and regulations.”

The products and services that we provide to clients are subject to privacy legislation (including the Gramm-Leach-Bliley Act and regulations thereunder and the Personal Information Protection and Electronic Documents Act in Canada) as well as provincial and state laws relating to our ability to collect, monitor and disseminate information subject to privacy protection.  In addition, certain of our services may be subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and certain of our services in Canada may be subject to federal legislation called the Proceeds of Crime and Terrorist Financing Act.  We also comply on a voluntary basis with the Code of Conduct for the Credit and Debit Card Industry in Canada

Certain check collection and electronic check re-presentment services that we provide in the U.S. are governed by the Federal Fair Debt Collection Practices Act and the Federal Fair Credit Reporting Act and other similar state laws.  Electronic check re-presentment transactions are subject to applicable National Automated Clearing House Association (“NACHA”) Operating Rules, and applicable Uniform Commercial Code statutes.  Our electronic check re-presentment transactions currently utilize the facilities of the Automated Clearing House Network and therefore are governed by and subject to NACHA Operating Rules and Regulation E.  We use commercially reasonable efforts to oversee compliance with the requirements of these acts and regulations.

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

Employees

There exists competition for personnel in the financial payment processing industry.  We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.  There can be no assurance that we will be successful in attracting and retaining a sufficient number of qualified employees to conduct our business in the future.  As of March 31, 2012, we had 64 full-time employees including 5 employees in sales and marketing and 18 employees in administration and finance.  We also employ consultants to perform services for us from time to time.

Business Concentration

During the fiscal year ended March 31, 2012, we earned revenue from three licensees resulting from settlement and license agreements amounting to approximately 36% of total revenue.  Because this revenue is non-recurring, we do not believe that we are economically dependent on future revenue from these licensees.  See “Part I, Item 3 – Legal Proceedings” and “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Because some of our operating activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers and bank account numbers, and because we are a link in the chain of e-Commerce, we are vulnerable to internal and external security breaches, service interruptions and third-party and employee fraud schemes that could damage our reputation and expose us to a risk of loss or litigation and monetary damages. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes are successful or otherwise cause merchants, customers or partners to lose confidence in our services in particular, or in Internet systems generally, our business could be materially adversely affected.

Although we generally require that our agreements with our service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized use or disclosure of data.  In addition, our business may also be susceptible to potentially illegal or improper uses. These uses may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, there can be no assurance that these measures will succeed.

We have been certified as and believe we are compliant with the Payment Card Industry’s (PCI) Security Standard which incorporates Visa’s Cardholder Information Security Program (CISP) and MasterCard’s Site Data Protection (SDP) standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system.

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

In addition, criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud and, while we have systems and procedures designed to manage such risk and detect and reduce the impact of fraud, we cannot guarantee that our systems will prevent fraudulent transactions from being submitted and processed or that the funds set aside to address such activity will be adequate to cover all potential situations that might occur.  We do not have insurance to protect us from these losses.  There is no assurance that any chargeback or processing reserve will be adequate to offset against any unauthorized or fraudulent processing losses that we may incur.  Accordingly, should we experience such fraudulent activity and such losses, our results of operations could be immediately and materially adversely affected.

Excessive chargeback losses could significantly affect our results of operations and liquidity.

Our agreements with our sponsoring financial institutions and certain payment processors require us to assume and bear the risk of “chargeback” losses.  Under the rules of Visa and MasterCard, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed.  This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor.  In such a case, the disputed transaction is charged back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder.  If we are unable to collect this amount from the merchant’s account, or if the merchant refuses or is unable to reimburse us for the chargeback due to merchant fraud, breach of contract, bankruptcy, insolvency or other reasons, we will bear the loss for the amount of the refund paid to the cardholders.  In addition, if we are unable to recover these chargeback amounts from merchants, the obligation to pay the aggregate of any such amounts could have a material adverse effect on our results of operations and liquidity.

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

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact our revenue and profitability

The global electronic payments industry depends heavily upon the overall level of consumer, business and government spending. The industry also relies in part on the number and size of consumer transactions. Since the worldwide recession of 2008-2009, worldwide economic conditions have been adversely impacted by the global macroeconomic downturn, high unemployment rates, ongoing volatility and, most recently, concerns over the downgrade of U.S. sovereign debt and the continued sovereign debt uncertainties in Europe and other foreign countries.  A sustained deterioration or sluggish recovery in the general economic conditions in Canada, the United States or globally (including Europe) could adversely affect our financial performance by reducing the number of as well as the average purchase amount of transactions involving payment cards. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue.  In addition, we have a certain amount of fixed and semi-fixed costs, including rent and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.  As a result, a reduction in the amount of consumer spending could result in a decrease of our revenue and profits.

In addition, in a recessionary or sluggish economic environment, our merchants could also experience a higher rate of business closures.  In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation, which could adversely affect our business and financial condition.  We cannot predict the recurrence of any economic slowdown or the strength or sustainability of any economic recovery, whether worldwide, in Canada or the United States, or in our industry.  The uncertainty of these economic factors makes it particularly difficult to predict demand for our services, makes it more likely that our actual results could differ materially from expectations and could have a material adverse effect on our financial condition and operating results.

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

The industries in which we do business or intend to do business have been changing rapidly as a result of increasing competition, technological advances, changing consumer payment habits, regulatory changes and evolving industry practices and standards, and we expect these changes will continue.  Current and potential clients have also experienced significant changes as the result of competition and economic conditions. In addition, the business practices and technical requirements of our clients are subject to changes that may require modifications to our products and services. In order to remain competitive and successfully address the evolving needs of our clients, we must commit a significant portion of our resources to:

•	identify and anticipate emerging technological and market trends affecting the markets in which we do business;
•	enhance our current products and services in order to increase their functionality, features and cost-effectiveness to clients that are seeking to control costs and to meet regulatory requirements;
•	develop or acquire new products and services that meet emerging client needs, such as products and services for the online market and the emerging mobile commerce market;
•	modify our products and services in response to changing business practices and technical requirements of our clients, as well as to new regulatory requirements;
•	integrate our current and future products with third-party products; and
•	create and maintain interfaces to changing client and third party systems.

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

We have in the past asserted patent infringement actions against others and could again in the future.  The cost of prosecuting a patent infringement action against others is complex, carries a high degree of uncertainly and is expensive.  While we believe our patents and claims therein to be valid, we face the risk that our patents could ultimately be determined to be invalid or otherwise not infringed by a court, jury or the United States Patent and Trademark Office (“USPTO”).  In addition, one of our patents and certain claims therein currently is, and others in the future could be, subject to a re-examination proceeding as a result of a request made by a third party with the USPTO, which could ultimately result in such patent or certain claims therein being determined to be invalid (see “Item 3 – Legal Proceedings”).   Furthermore, all patents have an expiration date and our patent nos. 5,484,988, 6,164,528, 6,283,366, 6,354,491 and RE40,220, regarding electronic check processing, expire on January 16, 2013.  Failure to prevail in a patent infringement action against others, or having any of our patents or certain claims therein, determined to be invalid prior to their expiration, could have a material adverse impact on our business and our financial results and our stock price.

We may also be unable to successfully defend patent infringement actions brought against us by others which could cause us to incur significant costs.  We have successfully defended patent infringement actions in the past, and may have to defend patent infringement actions in the future, brought against us by others regarding our technology, products or services.  An unfavorable resolution of these infringement actions could result in our being restricted from delivering the related product or service or result in an unfavorable monetary settlement or damage awards that could have a material adverse effect upon our business and our financial results.

We rely on partnerships with financial institutions and payment processors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these partnerships are terminated and we are unable to secure new partnerships with financial institutions and payment processors, we will not be able to conduct certain aspects of our business.

Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, unable to directly access the bankcard networks, which are required to process Visa and MasterCard transactions. Visa and MasterCard operating regulations require us to be sponsored by a member bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through certain financial institutions and payment processors in Canada and the United States. If our partnership agreements are terminated and we are unable to secure other bank partnership agreements, we may not be able to process Visa and MasterCard transactions. Furthermore, some agreements give the financial institutions or payment processors substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. Discretionary actions by our financial institution or payment processor partners under these agreements could have a detrimental effect on our operations.

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

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which significantly changed financial regulation.  Changes included restricting amounts of debit card fees that certain issuer banks can charge merchants and allowing merchants to offer discounts for different payment methods. The impact which new requirements imposed by the Dodd-Frank Act or other new regulation will have on our operating results is difficult to determine, as their implementation could result in the need for us to modify our services and processing platforms. As new requirements are mandated, these regulations could adversely affect our operating results and financial condition.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau, which will assume responsibility for most federal consumer protection laws in the area of financial services, including consumer credit.  The creation of the bureau and its actions may make payment card transactions less attractive to card issuers, and thus negatively impact our business.

In addition to the Dodd-Frank Act, privacy legislation (including the Gramm-Leach-Bliley Act and regulations thereunder and the Personal Information Protection and Electronic Documents Act and the Code of Conduct for the Credit and Debit Card Industry in Canada), as well as provincial and state laws may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection. Furthermore, certain of our services in Canada may be subject to federal legislation called the Proceeds of Crime and Terrorist Financing Act, while certain check collection and electronic check re-presentment services that we provide in the U.S. are governed by the Federal Fair Debt Collection Practices Act and the Federal Fair Credit Reporting Act and other similar state laws, and our electronic check re-presentment transactions are subject to applicable National Automated Clearing House Association (“NACHA”) Operating Rules and applicable Uniform Commercial Code statutes.

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

The Canadian Securities Administrators in Canada and the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. in the United States have also enacted regulations affecting our corporate governance, securities disclosure and compliance practices. We expect these regulations to increase our compliance costs and require additional time and attention. If we fail to comply with any of these regulations, we could be subject to legal actions by regulatory authorities or private parties.

Our business may be harmed by errors in our software.

The software that we develop and use in providing our transaction payment processing products and services is extremely complex and contains thousands of lines of computer code. Complex software systems such as ours are susceptible to errors. We believe our software design, development and testing processes are adequate to detect errors in our software prior to its release. Because of the complexity of our systems and the large volume of transactions we process on a daily basis, it is possible that we may not detect software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing merchants, customers or partners who utilize our products and services to fail to comply with their intended business policies, or to fail to comply with legal, credit card, debit card and banking requirements, such as those under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, NACHA rules, MasterCard’s Site Data Protection (SDP) Standard, Visa’s Cardholder Information Security Program (CISP) and Payment Card Industry’s (PCI) Data Security Standard.

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

As part of our growth strategy, we have made business acquisitions in the past and we expect to be an active business acquirer in the future.  We will continue to evaluate and may, from time to time, seek to acquire complementary businesses, products and services in the future.  We cannot provide assurance that we will be able to consummate any such transactions or that any future acquisitions will be consummated at acceptable prices or terms.  In addition, the acquisition and integration of businesses involves a number of risks and challenges, including:

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

Our future business activities, the development or acquisition of new or enhanced products and services, the acquisition of additional computer and network equipment, the costs of compliance with government regulations and future expansions including acquisitions will require us to make significant capital expenditures.  We currently have no credit line or credit facility and rely solely on cash on hand, investments and cash from operations to fund our business.  If our available cash resources prove to be insufficient because of unanticipated expenses, previous acquisitions, revenue shortfalls or otherwise, we may need to obtain credit, bank loans, contractual lending agreements or other funding sources or seek additional equity or debt financing.  There can be no assurance that credit, bank loans, contractual lending agreements or other funding sources would be available on reasonable terms, or at all.   If we obtain equity financing for any reason, then the sale or issuance of equity securities to raise such capital may result in dilution to our shareholders.  If we obtain debt financing, our business could become subject to restrictions that affect our operations or increase the level of risk in our business. If we were not able to fund operations, then our level of services, staffing, resources or equipment might need to be reduced or eliminated and our expansion activities might need to be curtailed, which could negatively impact our revenue and results of operations.

Currency exchange rate fluctuations could adversely affect our financial results, which may have an adverse impact on our business, results of operations and financial condition as well as the value of our foreign assets.

Fluctuations in foreign currency exchange rates may have an adverse impact on our business, results of operations and financial condition, as well as the value of our foreign assets, which, in turn, may adversely affect reported earnings or losses and the comparability of period-to-period results of operations.  With the exception of our Canadian Beanstream subsidiary,  the U.S. dollar currently is, and has historically been, the functional and reporting currency of our operations.  As a result, when we are paying any obligation that is denominated in a foreign currency, we must generate the equivalent amount of cash in U.S dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation).  Changes in the U.S./Canadian currency exchange rate could have a significant adverse impact on our current liquidity and capital resources and could also have a material adverse impact on our profitability and results of operations.

Because a small number of customers have historically accounted for a substantial portion of our revenue, our financial results would be materially adversely affected if we are unable to retain customers.

We have had in the past, and may have in the future, a small number of customers that have accounted for a significant portion of our revenue.  During the fiscal year ended March 31, 2012, we earned revenue from three licensees pursuant to settlement and license agreements, resulting mostly from litigation, amounting to approximately 36% of total revenue.  Revenue from these licensees is non-recurring. We anticipate that, in future periods, revenue derived from the licensing of our intellectual property estate may fluctuate significantly.  Our revenue could materially decline because of a failure to enter into new licensing agreements.

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

Our operating results may also fluctuate in the future due to a variety of other factors, including the timing and extent of restructuring, impairment and other charges that may occur in a given fiscal year, the final disposition of any patent litigation and new changes in accounting rules. As a result of these factors, we believe that our fiscal year results are not predictable with any significant degree of certainty, and year-to-year comparisons of our results of operations are not necessarily meaningful. Our fiscal year results of operations should not be relied upon to predict our future performance.

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

We have incurred losses for two of the last five fiscal years. As of March 31, 2012, our accumulated deficit was approximately $12,835,486. We believe that our planned growth and profitability will depend in large part on our ability to expand our client base. Accordingly, we intend to invest in marketing, development of our client base and development of our marketing technology and operating infrastructure. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

We may be required to offset future deferred tax assets with a valuation allowance.

If we fail to achieve future taxable income assumed in the calculation of our deferred tax assets or if we fail to implement feasible and prudent tax planning strategies, we may be required to offset deferred tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation could have a material adverse impact on our profitability and results of operations. If we do not achieve sufficient Canadian taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire.

If our goodwill, indefinite-life intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.

A significant portion of our long-term assets continues to consist of goodwill and other definite and indefinite-life intangible assets recorded as a result of our 2007 acquisition of Beanstream.  We do not amortize goodwill and indefinite-life intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.   We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its recoverable amount, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its recoverable amount. The steps required by International Financial Reporting Standards (“IFRS”) entail significant amounts of judgment and subjectivity.  We complete our analysis of the carrying value of our goodwill and other intangible assets during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Events and changes in circumstances that may indicate that there is impairment and which may indicate that interim impairment testing is necessary include, but are not limited to, strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset.  We analyze these assets at the individual asset, reporting unit and corporate levels. As a result of such events and changes in circumstances, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, indefinite-life intangible assets or other long-term assets is determined.  Any such impairment charges could have a material adverse effect on our financial condition and operating results.

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

We may become subject to additional federal, state, provincial or local taxes that cannot be passed through to our merchants, which could negatively affect our results of operations.

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

From time to time, we may make public estimates or forecasts regarding our future results, including estimates regarding future revenues, expense levels, tax rates, acquisition expenses, capital expenditures, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions and judgments by management regarding the likelihood that certain possible future events will in fact occur. These assumptions and judgments are subject to significant uncertainties and shifting market dynamics, and, as a matter of course, many of them will prove to be incorrect. Further, events that may seem unlikely or relatively certain at the time a given estimate is made may, in fact, occur or fail to occur. Many of the factors that can influence the outcome of any estimate or projection are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned that any estimate, projection or other forward looking statement made by us should be considered current only as of the date made. Investors are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Corporation and our products and services, when evaluating our prospective results of operations.

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

As of June 1, 2012, we leased office space containing approximately 15,302 square feet for our operations.  Our principal facilities include:

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

2008 Patent Litigation

On November 19, 2008, we filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States (the “2008 Patent Litigation”).  In the suit, we alleged that the defendants were infringing U.S. Patent No. RE40,220 (the “40,220 Patent”) and we sought damages and injunctive and other relief for the alleged infringement of this patent.  The 40,220 Patent covers 100 patent claims.  However, at the request of the trial court and for purposes of expediency, we limited the number of patent claims that we sought to enforce in the litigation to 16 patent claims, which we believed to be among the core claims described by the 40,220 Patent.  During the fiscal year ended March 31, 2012 we settled and entered into license agreements with Northern Trust Company, Wells Fargo, Capital One, JP Morgan Chase Bank N.A. and Deutsche Bank (the “2012 License Agreements”).    These licensees were all of the defendants that remained in the 2008 Patent Litigation.  The 2012 License Agreements provide each of the respective licensees with a fully paid-up license from us to use certain of our patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.   In connection with the 2012 License Agreements, we received compensation totaling $14,100,000 for the releases, licenses, covenants and all other rights granted under the 2012 License Agreements and, pursuant to the 2012 License Agreements, the lawsuit against each of the respective licensees was dismissed.  Pursuant to a retention agreement with our legal firm, we paid approximately $5,364,000 in legal fees for the firm’s services in connection with the 2012 License Agreements.   As a result of settlements being reached with all of the defendants, the 2008 Patent Litigation was closed on March 13, 2012.

2009 Patent Litigation

On June 4, 2009, we filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States (the “2009 Patent Litigation”).  In the 2009 Patent Litigation, we alleged that the defendants were infringing the 40,220 Patent and we sought damages and injunctive and other relief for the alleged infringement of this patent.  On September 9, 2011, we entered into a Settlement and License Agreement with Comerica Incorporated (“Comerica”) (the “Comerica Agreement”), the last remaining defendant in the 2009 Patent Litigation. The Comerica Agreement provides Comerica with a fully paid-up license from us to use our patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.  In connection with the Comerica Agreement, we received compensation totaling $350,000 for the releases, licenses, covenants and all other rights granted under the Comerica Agreement and, pursuant to the Comerica Agreement, the lawsuit against Comerica was dismissed.  Pursuant to a retention agreement with our legal firm, we paid approximately $140,000 in legal fees for the firm’s services in connection with the Comerica Agreement. As a result of settlements reached with four of the defendants and the dismissal of claims against the remaining three defendants in the 2009 Patent Litigation, the 2009 Patent Litigation was closed on October 11, 2011.

Inter-partes Reexamination Proceeding relating to the 2008 Patent Litigation

On May 11, 2010, four of the defendants in the 2008 Patent Litigation submitted a request for an inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (in this case, the four defendants in the 2008 Patent Litigation, who are referred to as the “Third Party Requesters”) to challenge the validity of patents that have already been issued.  On July 26, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 100 claims described by the 40,220 Patent were rejected (the “Rejected Claims”).  The Rejected Claims, which continue to be subject to re-examination and included all of the patent claims that we had asserted and sought to enforce in the 2008 Patent Litigation, remain valid and enforceable until the 40,220 Patent expires on January 16, 2013 unless they are cancelled prior to that date.

During the three months ended December 31, 2010, we filed a response to this non-final office action with the USPTO, following which the Third Party Requesters filed a response to our response with the USPTO.  The Examiner issued a non-final “Action Closing Prosecution” on March 14, 2011 pursuant to which the Rejected Claims continued to be subject to reexamination.  On April 14, 2011, we filed a response to the non-final Action Closing Prosecution and on May 16, 2011, the Third Party Requesters filed comments in response to our response to the non-final Action Closing Prosecution.  On August 8, 2011 the USPTO issued a “Right of Appeal Notice” which is a final but appealable office action, pursuant to which the Rejected Claims continued to be subject to reexamination.  On September 8, 2011, we filed a notice of appeal with respect to the decision to the Patent Office Board of Appeals and Interferences (“Board”).   On November 22, 2011, we filed our opening appeal brief and on December 22, 2011 the Third Party Requesters filed a response brief.  On January 13, 2012 the Examiner issued an Answer in response to our appeal pursuant to which the Rejected Claims continued to be subject to reexamination.   We filed a rebuttal brief to the Examiner’s Answer on February 13, 2012 and on March 13, 2012 we filed a Request for Oral Hearing with the Board with respect to the inter-partes reexamination.   As of the date of this Form 10-K, the Board has not yet responded to our Request for Oral Hearing.  Once the Board renders its final decision in the inter-partes reexamination proceeding, any further appeals by any of the parties involved in such proceeding would be made to the Court of Appeals for the Federal Circuit (“Federal Circuit) and, if such appeal were made, any decision by the Federal Circuit would then be final and binding on the parties and non-appealable.

The ultimate outcome of the inter-partes reexamination proceeding (including any appeals that have been or may be made) is indeterminable at this time.  A final, non-appealable decision in the inter-partes reexamination proceeding that is adverse to us could negatively impact our enforcement of the 40,220 Patent in the future.  However, such an outcome would not require the repayment of any of the consideration already received by us with respect to either the 2008 or the 2009 Patent Litigation  nor are there any forms of monetary penalties or fines that could occur upon cancellation of any of the 40,220 Patent’s claims pursuant to the inter-partes reexamination proceeding.  While there can be no assurances, we do not believe that the final result of the inter-partes reexamination proceeding will have a material adverse effect on us.

Ex-partes Reexamination Proceeding

In response (in part) to the inter-partes reexamination proceeding, on June 17, 2011, we filed a separate ex-parte reexamination request with the USPTO with respect to other claims described in the 40,220 Patent.  As part of this request, we requested amendments to certain claims and also requested the addition of new claims and the cancellation of certain claims described in the 40,220 Patent.  On September 13, 2011, the USPTO issued an order granting an ex-partes reexamination with respect to the 40,220 Patent.  On January 4, 2012, the USPTO issued a non-final office action in the ex-parte reexamination proceeding pursuant to which: (i) certain claims described by the 40,220 Patent were subject to reexamination; (ii) certain other claims were cancelled (as we requested); (iii) certain other claims were rejected, and (iv) new claims were added.  Following our February 1, 2012 response and an examiner interview, the USPTO issued a Notice of Intent to Issue a Reexam Certificate on March 20, 2012.  On May 2, 2012, subsequent to the fiscal year ended March 31, 2012, the USPTO issued an Ex-Parte Reexamination Certificate.  On the Certificate, certain amended and added claims were confirmed and other claims were cancelled, as we had requested in our originally filed ex-parte re-examination request.  As a result of the issuance of the Ex-Parte Reexamination Certificate, the ex-parte re-examination proceeding is closed.   The Third Party Requesters did not have the right to participate in the ex-parte reexamination proceeding.

Incidental Litigation

Other than as described herein, we are not currently involved in any material legal proceedings. However, we are party from time to time to additional ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on the results of our operations, financial position or liquidity.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market For Registrant's Common Equity, Related Stockholder Security Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Stock Market’s Capital Market under the symbol "LMLP".   Our common stock is neither listed nor traded on any foreign trading market. The following table sets forth the range of high and low prices for our common stock during the fiscal periods indicated. The prices set forth below represent quotations between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended March 31:		High	Low

2012	1Q	$3.96	$2.11
	2Q	4.18	1.45
	3Q	2.46	1.49
	4Q	3.33	1.77

2011	1Q	$2.55	$1.47
	2Q	2.48	1.38
	3Q	3.85	1.46
	4Q	6.14	2.81

The prices set forth above are not necessarily indicative of liquidity of the trading market for our common stock. Trading in our common stock is limited and sporadic.

Holders of Common Stock

As of June 15, 2012, there were approximately 330 record holders of our common stock, with approximately 28,246,684 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2012 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan, the 1998 Stock Incentive Plan and the 2009 Stock Incentive Plan:

	(A)	(B)	(C)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders(1)	5,082,800	$2.48	4,752,000 (2)

Equity compensation plans not approved by security holders(3)	70,000	$3.40	N/A

______________________________

(1)	These plans consist of: (i) the 1996 Stock Option Plan, (ii) the 1998 Stock Incentive Plan and (iii) the 2009 Stock Incentive Plan.

(2)
Represents the 389,500 shares that remain available for grant under the 1996 Stock Option Plan and 4,362,500 shares that remain available for grant under the 2009 Stock incentive Plan.  The 10-year term of the 1998 Stock Incentive Plan has expired and, accordingly, no additional options or other equity awards may be granted under that plan (however, outstanding awards under the 1998 Stock Incentive Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan).

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

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between March 31, 2007 and March 31, 2012 with the cumulative return of (i) the NASDAQ Stock Market Index (US) and (ii) the NASDAQ Computer and Data Processing Index (US and Foreign), over the same period. This graph assumes the investment of $100 on March 31, 2007 in our common stock, the NASDAQ Stock Market Index (US) and the NASDAQ Computer and Data Processing Index (US and Foreign), and assumes the reinvestment of dividends, if any.

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
Note:  Index Data: calcuclated (or derived) based from CRSP NASDAQ  Stock Market (US Companies) and CRSP NASDAQ Computer and Data Processing.  Center for research in Security Prices (CRSP®). Graduate School of Business, The University of Chicago.  Copyright 2012. Used with permission.  All rights reserved.

ITEM 6.	Selected Financial Data

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.  We have derived the statement of earnings data for the fiscal years ended March 31, 2012 and 2011 and the statement of financial position data as at March 31, 2012 and 2011 from the audited financial statements included elsewhere in this report.  The statement of earnings data for the fiscal years ended March 31, 2010, 2009 and 2008 and the statement of financial position data as at March 31, 2010, 2009 and 2008 were derived from audited financial statements that are not included in this report.  Historical results are not necessarily indicative of results to be expected for future periods. The information presented below has been presented on the basis of IFRS1, as issued by the International Accounting Standards Board ("IASB"), or previous Canadian GAAP, as specified. These principles differ in certain significant respects from U.S. GAAP.

______________________________

1
Since we adopted IFRS with effect from April 1, 2010, our financial information for the 2008 to 2010 fiscal years is presented on a previous Canadian GAAP basis. Accordingly, information for such prior fiscal years may not be comparable to financial information for the 2011 and 2012 fiscal years.

Table of Selected Financial Data1
Year Ended March 31
(Presented under IFRS and Canadian GAAP)
 (Amounts in thousands, except per share data)

	2012	2011	2010	2009	2008

Statement of operations data:
Revenue	$34,917	$47,160	$14,826	$12,379	$11,328
Net income (loss) 2	6,728	9,999	(126)	5,455	(2,221)
Net income (loss) per share – basic	0.24	0.37	-	0.20	(0.10)
Net income (loss) per share – diluted	0.23	0.36	-	0.20	(0.10)
Weighted average number of common shares outstanding – basic	28,214	27,343	27,116	26,834	21,869
Weighted average number of common shares outstanding – diluted	29,124	27,844	27,116	26,834	21,869
Balance sheet data:
Current assets	$42,042	$35,728	$14,619	$18,996	$16,826
Total assets	64,967	59,742	40,561	47,499	39,642
Current liabilities	13,490	15,477	9,019	16,234	13,185
Long-term debt, less current portion	5	7	10	-	2,613

______________________________

1
The financial information set forth in this table for the fiscal years ended March 31, 2012, 2011, 2010, 2009 and 2008 includes our accounts on a consolidated basis. Since we adopted IFRS with effect from April 1, 2010, our financial information for the 2008 to 2010 fiscal years is presented on a previous Canadian GAAP basis. Accordingly, information for such prior fiscal years may not be comparable to financial information for the 2011 and 2012 fiscal years.

2
Net income (loss) for the fiscal years ended March 31, 2012, 2011, 2010, 2009 and 2008 includes share-based payment expenses of approximately $1,317,000,  $1,452,000, $1,238,000, $1,341,000 and $1,287,000, respectively, resulting from fair value accounting for all stock options issued during the year.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. See Item 8. “Financial Statements.” This information is not necessarily indicative of future operating results. The Consolidated Financial Statements and Notes thereto have been prepared in accordance with IFRS.

Forward Looking Information

All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “estimate,” “intend,”  “project,” “potential” or “expect” or similar statements.  The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing our services, the volume and total value of transactions processed by merchants utilizing our services, the renewal of material contracts in our business, our ability to anticipate and respond to technological changes, particularly with respect to financial payments and e-Commerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against us, and the cost of protecting our intellectual property.  Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of our operations in the future may vary widely due to technological changes, increased competition, new government regulation or intervention in the industry, general economic conditions and other risks described elsewhere in this Annual Report on Form 10-K.  See Part I, Item 1A – “Risk Factors”.  Accordingly, the actual results of our operations in the future may vary widely from the forward-looking statements included herein.  All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

Overview

We are a financial payment processor operating three separate lines of business:  transaction payment processing, intellectual property licensing and check processing. Our transaction payment processing services consist predominantly of Internet-based services, while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  While we have historically generated significant amounts of non-recurring revenue associated with our intellectual property licensing initiatives, our transaction payment processing services are (and are expected to be for the foreseeable future) our principal line of business, while our other lines of business (including our electronic check processing services and intellectual property licensing initiatives) are less significant to the financial performance of our company.

TPP Segment

Our TPP segment operations involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway and are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 13,000 customers primarily in Canada.

IPL Segment

Our IPL segment operations involve licensing our intellectual property estate, which includes five U.S. patents describing electronic check processing methods.  Licenses to our intellectual property estate are generally provided to clients based on usage of the technology embodied in the patent(s) being licensed.  Some licensees pay ‘running royalties,’ which is a pay-as-you-go model, and other licensees pay a ‘one-time,’ fully paid-up royalty amount, also based on usage.  Clients’ usage pertaining to these one-time, fully paid-up licenses is contractually determined and in some cases, in order to determine usage and to facilitate the negotiation of a license agreement, the commencement of litigation and the discovery process inherent therein (to determine usage), is employed.   These one-time, fully paid-up licenses are also non-exclusive, similar to the non-exclusive nature of many software licensing arrangements treated as product sales,  and the consideration is fixed and non-refundable with no trailing royalties or other variable consideration.  See “Item 1. – Business.”

CP Segment

Our CP segment operations involve primary and secondary check collection including electronic check re-presentment (RCK).  Our check processing services involve return check management such as traditional and electronic recovery services to retail clients wherein we typically receive revenue when we are successful at recovering the principal amount of the original transaction on behalf of the client.  In some instances we also earn a percentage of the principal amount and in other instances our secondary recovery services provide for us to earn additional fees when legal action is required.  Our check processing services are provided in the United States and are operated from our Wichita, Kansas location.

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

Results of Operations

We qualify as a foreign private issuer in the U.S. for purposes of the Exchange Act.  As such, we file our consolidated financial statements with the Securities and Exchange Commission (“SEC”) under IFRS without a reconciliation to generally accepted accounting principles in the U.S. (“U.S. GAAP”).  It is possible that certain of our accounting policies under IFRS could be different from U.S. GAAP.

In addition, due to our conversion to IFRS, we are neither able nor required to present a three-year comparative analysis of our statements of earnings, equity and cash flows.  As a result, unlike our past Annual Reports on Form 10-K, the following discussion of our Results of Operations in this Form 10-K is limited to a discussion of our fiscal 2012 year compared to our fiscal 2011 year.

Fiscal year 2012 compared to Fiscal year 2011

	Years ended March 31,		Variance
	2012	2011	$	%

Revenue	$34,917,000	$47,160,000	(12,243,000)	(26.0)
Costs of revenue	17,269,000	22,782,000	(5,513,000)	(24.2)
Gross profit	17,648,000	24,378,000	(6,730,000)	(27.6)

Operating expenses
General and administrative	4,547,000	4,632,000	(85,000)	(1.8)
Sales and marketing	1,080,000	1,161,000	(81,000)	(7.0)
Product development and enhancement	1,169,000	723,000	446,000	61.7
Income before other income (expenses) and income taxes	10,852,000	17,862,000	(7,010,000)	(39.2)

Foreign exchange gain (loss)	57,000	(205,000)	262,000	-
Other expense	-	(5,000)	5,000	-
Interest income	129,000	48,000	81,000	168.8
Income before income taxes	11,038,000	17,700,000	(6,662,000)	(37.6)

Income tax expense
Current	4,023,000	5,203,000	(1,180,000)	(22.7)
Deferred	287,000	2,498,000	(2,211,000)	(88.5)
	4,310,000	7,701,000	(3,391,000)	(44.0)

Net income	$6,728,000	$9,999,000	(3,271,000)	(32.7)

Revenue

The following table compares the revenue generated by all three of our business segments during the fiscal years ended March 31, 2012 and 2011:

	Years ended March 31,		Variance
			2012	2011
	2012	2011		$	%
Revenue
TPP Segment:
Transaction fees	$13,454,000	$10,369,000	3,085,000		29.8
One-time set-up fees recognized	245,000	200,000	45,000		22.5
Monthly fees including gateway	2,195,000	1,589,000	606,000		38.1
Software customization fees	244,000	299,000	(55,000)		(18.4)
Other	308,000	300,000	8,000		2.7
	16,446,000	12,757,000	3,689,000		28.9

IPL Segment:
Non-recurring licensing	14,450,000	30,299,000	(15,849,000)		(52.3)
Ongoing/Recognized deferred	1,719,000	1,771,000	(52,000)		(2.9)
	16,169,000	32,070,000	(15,901,000)		(49.6)

CP Segment:
Secondary check collections	1,958,000	1,977,000	(19,000)		(1.0)
Primary check collections	332,000	344,000	(12,000)		(3.5)
Other	12,000	12,000	-		-
	2,302,000	2,333,000	(31,000)		(1.3)

Total revenue	$34,917,000	$47,160,000	(12,243,000)		(26.0)

The decrease is total revenue for fiscal 2012 is primarily attributable to the decrease in our non-recurring IPL segment revenue of approximately $15,849,000 offset by an increase in our TPP segment revenue of approximately $3,689,000.

TPP Segment

Revenue pertaining to our TPP segment consists of transaction fees, one-time set-up fees, monthly fees including gateway fees and software customization fees. Total revenue from our TPP segment increased by approximately $3,689,000, or approximately 28.9%. Transaction fees for fiscal year 2012 increased approximately $3,085,000 or approximately 29.8%; the amortized portion of one-time set-up fees recognized increased approximately $45,000 or approximately 22.5%; and monthly fees including gateway fees for fiscal year 2012 increased approximately $606,000 or approximately 38.1%. The increase in these components of TPP segment revenue was primarily attributable to a 28% increase in our merchant base during fiscal year 2012 as compared to fiscal year 2011.

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $15,901,000 or approximately 49.6% primarily due to the recognition of approximately $14,450,000 in non-recurring revenue from the License Agreements entered into during our fiscal year 2012 as compared to approximately $30,299,000 in non-recurring revenue recognized from the License Agreements entered into during our fiscal year 2011.

CP Segment

CP segment revenue for fiscal year 2012 decreased approximately $31,000 or approximately 1.3% primarily due to a decrease in collections of the principal amount and related fees of returned checks assigned for primary and secondary recovery.

Costs of revenue

The following table compares the costs of revenue incurred by all three of our business segments during the fiscal years ended March 31, 2012 and 2011:

	Years ended March 31,		Variance
	2012	2011	$	%

Costs of revenue
TPP Segment	$9,876,000	$7,706,000	2,170,000	28.2
IPL Segment	5,708,000	13,316,000	(7,608,000)	(57.1)
CP Segment	1,454,000	1,561,000	(107,000)	(6.9)
Share-based payments	180,000	139,000	41,000	29.5
Depreciation of property and equipment	51,000	60,000	(9,000)	(15.0)
Total	$17,269,000	$22,782,000	(5,513,000)	(24.2)

Costs of revenue consists primarily of costs incurred by the TPP, IPL and CP operating segments. Within our TPP segment, these costs are incurred in the delivery of electronic payment transaction services and customer service support and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits. IPL segment costs of revenue are primarily legal retention fees and legal disbursement costs incurred in generating licensing revenue.  CP segment costs of revenue are primarily incurred in the delivery of check collection services and include third-party fees, personnel costs and associated benefits.

Costs of revenue decreased for fiscal year 2012 by approximately $5,513,000 or approximately 24.2%. This decrease was primarily attributable to a decrease of approximately $7,608,000 in IPL segment costs of revenue which was primarily due to a decrease of approximately $7,355,000 in the costs (primarily legal costs) incurred in connection with the License Agreements entered into during fiscal year 2012 as compared to fiscal year 2011.  TPP segment costs of revenue increased approximately $2,170,000 or approximately 28.2%, primarily due to an increase of approximately 21.9% in our transaction costs which include interchange, assessments and other transaction fees which coincided with increased transaction processing revenue.   CP segment costs of revenue decreased approximately $107,000 or approximately 6.9% which coincided with the decrease in CP segment revenue for fiscal year 2012.  In fiscal year 2012, costs of revenue was approximately $3,322,000, $5,611,000, $3,015,000 and $5,321,000 in each of the first, second, third and fourth quarters, respectively.

General and administrative expenses

The following table compares general and administrative expenses incurred by all three of our business segments as well as our corporate and support functions during the fiscal years ended March 31, 2012 and 2011:

	Years ended March 31,		Variance
			2012	2011
	2012	2011	$	%

General and administrative expenses
TPP Segment	$1,022,000	$1,085,000	(63,000)	(5.8)
IPL Segment	38,000	76,000	(38,000)	(50.0)
CP Segment	372,000	517,000	(145,000)	(28.0)
Share-based payments	1,002,000	985,000	17,000	1.7
Depreciation of property and equipment	29,000	39,000	(10,000)	(25.6)
Amortization of patents	167,000	167,000	-	-
Other unallocated general and administrative expenses	1,917,000	1,763,000	154,000	8.7
Total	$4,547,000	$4,632,000	(85,000)	(1.8)

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

General and administrative expenses decreased approximately $85,000 or approximately 1.8% for fiscal year 2012 compared to fiscal year 2011.   TPP segment general and administrative expenses decreased approximately $63,000 or 5.8% primarily as a result of a decrease in legal fees associated with the patent infringement complaint filed against our subsidiary, Beanstream Internet Commerce Inc. in April 2009 of approximately $157,000 or approximately 73.7%.  CP segment expenses decreased approximately $145,000 or approximately 28% primarily attributable to a decrease of approximately $132,000 in legal fees associated with the patent infringement complaint filed against our subsidiary, LML Payment Systems Corp. in April 2009.  This complaint was dismissed with prejudice during the second quarter of fiscal 2011.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries paid to sales staff, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of lead generation, consulting fees and costs of marketing programs, such as internet, print and direct mail advertising costs. Sales and marketing expenses also include the amortization expense for partner relationships and merchant contracts.

Sales and marketing expense decreased to approximately $1,080,000 from approximately $1,161,000 for fiscal year 2012 and 2011 respectively, a decrease of approximately $81,000 or approximately 7.0% which was primarily attributable to a decrease of approximately $172,000 in share-based payments offset by an increase of approximately $91,000 in our TPP segment sales and marketing expenses from approximately $557,000 for fiscal year 2011 to approximately $648,000 for fiscal year 2012. The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commissions of approximately $77,000 or approximately 16.1%, resulting from an increase in staffing levels. Amortization expense for partner relationships and merchant contracts were approximately $389,000 for fiscal year 2012 and 2011 respectively.

Product Development and Enhancement

Product development and enhancement expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and in the improvement and enhancement of the existing product and service lines.  Product development and enhancement expenses also include the amortization expense for existing technology.

Product development and enhancement expenses were approximately $1,169,000 for fiscal year 2012 as compared to approximately $723,000 for fiscal year 2011, an increase of approximately $446,000 or approximately 61.7%. The increase is primarily attributable to an increase in our TPP segment product development and enhancement expenses of approximately $430,000 from approximately $498,000 for fiscal year 2011 to approximately $928,000 for fiscal year 2012. The increase in TPP product development and enhancement expenses is primarily attributable to an increase in wages and benefits of approximately $394,000 or approximately 85.7%, resulting from an increase in staffing levels for the fiscal year 2012 as compared to the fiscal year 2011.  The increase in staff was required to support the development of our software customization business as well as supporting new and existing product and service lines. Amortization expense for existing technology was approximately $106,000 for fiscal years 2012 and 2011, respectively.

Foreign exchange gain (loss)

Foreign exchange gain was approximately $57,000 for fiscal year 2012 compared to a foreign exchange loss of approximately $205,000 for fiscal year 2011. The current fiscal year foreign exchange gain was primarily attributable to a strengthening U.S. dollar in relation to the Canadian dollar. The U.S. dollar strengthened by approximately 2.9% from the prior fiscal year end date of March 31, 2011, to the current fiscal year end date of March 31, 2012.  As our TPP segment’s functional currency is the Canadian dollar, net assets originating in U.S. dollars have exposure with a strengthening U.S. dollar and resulted in foreign exchange gains of approximately $161,000. The foreign exchange gain for our TPP segment was offset by a foreign exchange loss of approximately $79,000 on short-term investments originating in Canadian dollars.

Interest income

Interest income for fiscal year 2012 increased to approximately $129,000 from approximately $48,000 for fiscal year 2011 primarily due to an increase in interest bearing cash and short-term investments.

Income Tax Expense

Income tax expense  consists of current income taxes of approximately $4,023,000 for the fiscal year 2012 compared to approximately $5,203,000 for the fiscal year 2011, a decrease of approximately $1,180,000 which is primarily attributable to the decrease of income before income taxes of approximately $6,662,000 from approximately $17,700,000 for fiscal year 2011 to approximately $11,038,000 for fiscal year 2012 resulting primarily from the decrease in income attributable to the licensing activity of our IPL segment during fiscal year 2012. Deferred income tax expense was approximately $287,000 for fiscal year 2012 compared to approximately $2,498,000 for fiscal year 2011, a decrease of approximately $2,211,000 or approximately 88.5%. This decrease was primarily attributable to a decrease in deferred income tax assets during fiscal year 2012 resulting from the utilization of prior years’ Canadian non-capital tax losses against current fiscal year taxable income of our TPP segment.

As of March 31, 2012, we had Canadian non-capital loss carry-forwards of approximately $154,000. If we are not able to use these loss carry-forwards, the Canadian loss carry-forwards will expire in 2022.

Net Income

Net income was approximately $6,728,000 for fiscal year 2012 compared to net income of approximately $9,999,000 for fiscal year 2011, a decrease of approximately $3,271,000.  This decrease is primarily attributable to the decrease in licensing activity of our IPL segment during fiscal year 2012.  Earnings per basic share were approximately $0.24 and per diluted share were approximately $0.23 for fiscal year 2012 as compared to earnings per basic share of approximately $0.37 and per diluted share of approximately $0.36 for fiscal year 2011, a decrease in earnings per both basic and diluted share of approximately $0.13.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $28,552,000 in working capital as of March 31, 2012 compared to approximately $20,251,000 in working capital as of March 31, 2011, an increase of approximately $8,301,000. The increase in working capital was primarily attributable to an increase in cash and cash equivalents and short-term investments of approximately $3,157,000 resulting primarily from compensation received from license agreements entered into during the fiscal year 2012 net of taxes paid of approximately $3,928,000. Cash provided by operating activities decreased by approximately $16,335,000 from approximately $19,458,000 for fiscal year 2011 to approximately $3,123,000 for fiscal year 2012. The decrease in cash provided by operating activities was primarily attributable to a decrease in cash received from license agreements of approximately $8,493,000 for fiscal year 2012 and primarily attributable to a decrease in corporate taxes payable of $9,032,000. Cash used in investing activities was approximately $3,360,000 for fiscal year 2012 as compared to approximately $63,000 for fiscal year 2011, an increase of approximately $3,297,000. This increase was primarily attributable to the acquisition of short-term investments totaling approximately $3,295,000 during fiscal year 2012.  Cash provided by financing activities was approximately $224,000 for fiscal year 2012 as compared to approximately $2,238,000 for fiscal year 2011, a decrease of approximately $2,014,000 which was primarily the result of a decrease in proceeds from the exercise of stock options and warrants from approximately $2,249,000 in fiscal year 2011 to approximately $227,000 in fiscal year 2012.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of March 31, 2012, our cash resources will be sufficient to meet our operating requirements for the next twelve months.

In light of our strategic objective of acquiring electronic payment volume across all our financial payment processing services and strengthening our position as a financial payment processor, our long-term plans may include the strategic acquisition of complementary businesses, products or technologies and may also include instituting actions against other entities who we believe are infringing our intellectual property.  While we believe that existing cash and cash equivalent balances and potential cash flows from operations should satisfy our long-term cash requirements, we may nonetheless have to raise additional funds for these purposes, either through equity or debt financing, as appropriate.  There can be no assurance that such financing would be available on acceptable terms, if at all.

Contingencies

See Note 14. Commitments and Contingencies, Note 15. Subsequent Events, and Part I, Item 3. Legal Proceedings for a discussion of contingencies.

Contractual Obligations

In our fiscal year ended March 31, 2010, we entered into a lease agreement with Ikon Financial Services to finance an equipment purchase of $11,269. Lease payments are due monthly under the lease term of sixty (60) months. Title to the equipment will transfer to the Corporation at the expiration of the lease.

The following table summarizes our significant contractual obligations and commitments as of March 31, 2012:

	Payments due by:
	(in thousands)

		Less than	1 to 3	4 to 5	More than
	Total	1 year	years	years	5 years

Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	7	2	5	-	-
Operating Lease Obligations	565	340	224	1	-
Purchase Obligations	22	22	-	-	-
Total	$594	$364	$229	$1	$-

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with IFRS and form the basis for the following discussion and analysis of critical accounting policies and estimates.  We make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the course of preparing these financial statements.  On a regular basis, we evaluate our estimates and assumptions including those related to the recognition of revenues, valuation of other long-lived assets and share-based payments.

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

Revenue Recognition

TPP Segment

Our TPP segment revenues are derived from transaction fees paid to us by merchants, monthly gateway fees and one-time set-up fees. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants.

IPL Segment

Our IPL segment revenues are derived from licensing fees paid by licensees of our intellectual property.  Licensing fees are based on usage of the technology embodied in the intellectual property being licensed.   In some instances, licensees pay licensing fees on a running royalty basis, which is a pay-as-you-go model, and in other instances, licensees pay a one-time, non-recurring license fee amount based upon usage (“Paid-up Licenses”).   Fees from Paid-up Licenses are fully due and payable up front at the inception of each licensing arrangement and are non- refundable.

Usage pertaining to Paid-up Licenses is contractually determined and in some cases, in order to determine usage and to facilitate the negotiation of a license agreement, the commencement of litigation and the discovery process inherent therein (to determine usage), is sometimes employed.    When we receive licensing payments on a one-time, fully paid-up basis, regardless of whether the licensees entered into license agreements with or without concurrent litigation, we follow the provisions of International Accounting Standard 18, Revenue Recognition (“IAS 18”).

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

Goodwill, Purchased Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill and indefinite-life intangibles annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the recoverable amount of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated recoverable amount. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative estimates of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative estimates could result in smaller or no impairment charges, higher net income and higher asset values. As of March 31, 2012, we had recorded goodwill in connection with our acquisition in 2007 of Beanstream with a carrying value of approximately $17,874,000. Significant judgments could be required to evaluate goodwill for impairment in the future including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. We evaluate the goodwill related to the Beanstream acquisition on an annual basis as of March 31 or when indicators of impairment may exist.

We also evaluate the other intangible assets related to the Beanstream acquisition on an annual basis as of March 31 or when indicators of impairment may exist. As of March 31, 2012, we had recorded other intangible assets in connection with our acquisition of Beanstream, with a carrying value of approximately $3,720,000, consisting of partner relationships, merchant contracts, existing technology and trade names. The value of the partner relationships as well as the merchant contracts were derived by considering, among other factors, the expected income and discounted cash flows to be generated from such contracts and relationships. The value of the existing technology was derived by considering, among other factors, the expected income and discounted cash flows to be generated, taking into account risks related to the characteristics and applications of the technology and assessments of the life cycle state of the technology. The value of the trade name was derived by considering, among other factors, expected income and discounted cash flows to be generated, also taking into account the expected period in which we intend to utilize the trade name.

Share-based payments

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

Deferred Income Taxes and Valuation Allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage our underlying businesses.  Based on various factors, including our taxable income for the past year and estimates of future profitability, we did not record a valuation allowance against our net deferred tax assets.  If we fail to achieve future taxable income assumed in the calculation of our deferred tax assets or if we fail to implement feasible and prudent tax planning strategies, we may be required to offset deferred tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation could have a material adverse impact on our profitability and results of operations. If we do not achieve sufficient Canadian taxable income in future years to utilize all or some of our net operating loss carry-forwards, they will expire. See Note 13 to our Consolidated Financial Statements included elsewhere in this report.

Foreign Currency Translation

Except as described below, our functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with IAS 21 “The Effect of Changes in Foreign Exchange Rates” (which is consistent with the FASB issued authoritative guidance regarding foreign currency translation) using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

The functional currency of our Canadian Beanstream subsidiary is the Canadian dollar.  Beanstream’s financial statements are translated to United States dollars under the current rate method in accordance with IAS 21 (which is consistent with the FASB issued authoritative guidance regarding foreign currency translation).  Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the year are used to translate Beanstream’s revenues and expenses.  The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

Conversion to IFRS

We adopted IFRS on April 1, 2011 with an effective transition date of April 1, 2010.  IFRS 1 First Time Adoption of International Financial Reporting Standards sets forth guidance for the initial adoption of IFRS.  Under IFRS 1, the standards are applied retrospectively with all adjustments impacting earlier periods recorded as an adjustment to opening retained earnings on the date of transition to IFRS or, if appropriate, another category of equity unless certain optional exemptions are applied. We have applied the following exemptions to our opening consolidated statement of financial position dated April 1, 2010:

•
Business Combinations – IFRS 1 indicates that a first-time adopter may elect not to apply IFRS 3 Business Combinations retrospectively to business combinations before the date of transition to IFRS. We have elected to use this election and will apply IFRS 3 to future business combinations.

•
Consolidated and Separate Financial Statements – according to IFRS 1, if a company elects to apply IFRS 3 Business Combinations retrospectively, certain provisions of IAS 27 Consolidated and Separate Financial Statements must also be applied retrospectively. As we have elected to apply IFRS 3 prospectively, we have also elected to apply the provisions of IAS 27 prospectively.

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

IFRS employs a conceptual framework that is similar to Canadian GAAP, however, significant differences exist in certain matters of recognition, measurement and disclosure. While adoption of IFRS has not changed our actual cash flows, it has resulted in changes to our reported financial position, statements of earnings and comprehensive income and statements of cash flows. In order to allow the users of the financial statements to better understand these changes, our Canadian GAAP consolidated statements of financial position as at April 1, 2010 and March 31, 2011, consolidated statements of earnings and comprehensive income for the year ended March 31, 2011 and consolidated statements of cash flows for the year ended March 31, 2011 have been reconciled to IFRS with the resulting differences as explained below:

•
IFRS 2 “Share-based Payment.”  Canadian GAAP allows the preparer to choose from two methods, namely, (a) treating all options granted on a particular date and with the same terms and conditions as one pool (pooling method) and (b) treating options with different vesting dates as different grants (vesting method).  The cost of the share-based payment for both methods is calculated according to the Black-Scholes Option Pricing Model.  For the pooling method, the total expense is amortized on a straight line basis over the longest vesting period of all of the options in the pool resulting in equal charges to income over the period.  The vesting method looks at each vesting tranche and the expense associated with that particular tranche and amortizes the expense in a straight line fashion.  While the vesting method does not increase overall expense, it does result in our recognizing a greater portion of the expense earlier in the  option term and recognizing a lesser portion of the expense later in the option term  compared to the pooling method.  Under Canadian GAAP, we had been applying the pooling method. However, under IFRS, the vesting method is the only method available and as a result, we will be recognizing a greater portion of stock option expense earlier in the option terms than we had been recognizing under Canadian GAAP.

•
Using the vesting method as required under IFRS, share-based payments for the year ended March 31, 2011 were approximately $1,452,000 as opposed to approximately $1,163,000 as recorded under Canadian GAAP, a difference of approximately $288,000.

•
Deferred tax assets:  Under Canadian GAAP, deferred tax assets were presented as current (expected to be utilized within twelve months) and non-current.  Under IFRS, all deferred tax assets are presented as non-current.

•
Warrants:  Under Canadian GAAP, warrants were included in contributed surplus, whereas, under IFRS, warrants are presented as a separate component of equity in the consolidated statements of financial position.

•
Amortization and depreciation expense:  Under Canadian GAAP, depreciation of property and equipment and amortization of patents and intangible assets were separately presented in the consolidated statements of earnings and comprehensive income.  Under IFRS, amortization and depreciation expenses are included within the appropriate operating expense category and not separately presented.

The Canadian GAAP consolidated statement of financial position and equity reconciliation at April 1, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$5,069,763			$5,069,763
Funds held for merchants	5,804,752			5,804,752
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $31,463	799,584			799,584
Corporate taxes receivable	1,072,930			1,072,930
Prepaid expenses	416,507			416,507
Current portion of deferred tax assets	1,280,860	$(1,280,860)		-
Total current assets	14,619,396	(1,280,860)	-	13,338,536

Property and equipment, net	219,580			219,580
Patents	455,304			455,304
Restricted cash	255,247			255,247
Deferred tax assets	2,406,473	1,280,860		3,687,333
Goodwill	17,874,202			17,874,202
Other intangible assets	4,710,337			4,710,337
Other assets	20,641			20,641
Total assets	$40,561,180	$-	$-	$40,561,180

LIABILITIES

Current liabilities
Accounts payable	$836,274			$836,274
Accrued liabilities	1,040,443			1,040,443
Corporate taxes payable	-			-
Funds due to merchants	5,804,752			5,804,752
Current portion of obligations under finance lease	11,195			11,195
Current portion of deferred revenue	1,325,983			1,325,983
Total current liabilities	9,018,647	-	-	9,018,647

Obligations under finance lease	9,840			9,840

Deferred revenue	2,155,162			2,155,162

Total liabilities	11,183,649	-	-	11,183,649

EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,241,408 issued and outstanding	50,152,385			50,152,385

Contributed surplus	7,952,343	$(649,500)	$684,884	7,987,727
Warrants	-	649,500		649,500
Deficit	(28,877,282)		(684,884)	(29,562,166)
Accumulated other comprehensive income	150,085			150,085
Total equity	29,377,531	-	-	29,377,531

Total liabilities and equity	$40,561,180	$-	$-	$40,561,180

The Canadian GAAP consolidated statement of financial position and equity reconciliation at March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$26,917,491			$26,917,491
Funds held for merchants	7,164,420			7,164,420
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	1,103,529			1,103,529
Corporate taxes receivable	101,162			101,162
Prepaid expenses	266,066			266,066
Current portion of deferred tax assets	428,240	$(428,240)		-
Total current assets	36,155,908	(428,240)	-	35,727,668

Property and equipment, net	163,222			163,222
Patents	287,877			287,877
Restricted cash	262,644			262,644
Deferred tax assets	761,507	428,240		1,189,747
Goodwill	17,874,202			17,874,202
Other intangible assets	4,215,187			4,215,187
Other assets	21,041			21,041

Total assets	$59,741,588	$-	$-	$59,741,588

LIABILITIES

Current liabilities
Accounts payable	$702,820			$702,820
Accrued liabilities	1,390,847			1,390,847
Corporate taxes payable	4,796,157			4,796,157
Funds due to merchants	7,164,420			7,164,420
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,420,228			1,420,228
Total current liabilities	15,476,932	-	-	15,476,932

Obligations under finance lease	7,380			7,380

Deferred revenue	935,979			935,979
Total liabilities	16,420,291	-	-	16,420,291

EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 28,127,184 issued and outstanding	53,557,276			53,557,276

Contributed surplus	7,959,595	$(113,662)	$973,072	8,819,006
Warrants	-	113,662		113,662
Deficit	(18,590,128)		(973,072)	(19,563,201)
Accumulated other comprehensive income	394,554			394,554
Total equity	43,321,297	-	-	43,321,297

Total liabilities and equity	$59,741,588	$-	$-	$59,741,588

The Canadian GAAP consolidated statement of earnings and comprehensive income for the fiscal year ended March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassification under IFRS	Share-based payments	Restated under IFRS

REVENUE	$47,160,490	$-	$-	$47,160,490
COSTS OF REVENUE	22,701,437	60,229	20,305	22,781,971
GROSS PROFIT	24,459,053	(60,229)	(20,305)	24,378,519

OPERATING EXPENSES
General and administrative	4,337,980	206,685	87,401	4,632,066
Sales and marketing	624,930	402,670	133,556	1,161,156
Product development and enhancement	559,041	117,062	46,927	723,030
Amortization of property and equipment	124,070	(124,070)		-
Amortization of intangible assets	662,576	(662,576)		-
INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	18,150,456	-	(288,189)	17,862,267

Foreign exchange loss	(205,472)			(205,472)
Other expenses	(5,549)			(5,549)
Interest income	48,330			48,330
INCOME BEFORE INCOME TAXES	17,987,765		(288,189)	17,699,576

Income tax expense
Current	5,203,025			5,203,025
Deferred	2,497,586			2,497,586
	7,700,611			7,700,611

NET INCOME	$10,287,154		$(288,189)	$9,998,965

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	244,469			244,469

TOTAL COMPREHENSIVE INCOME	$10,531,623		$(288,189)	$10,243,434

EARNINGS PER SHARE, basic	$0.38		$(0.01)	$0.37

EARNINGS PER SHARE, diluted	$0.37		$(0.01)	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	27,342,799			27,342,799
Diluted	27,844,113			27,844,113

The Canadian GAAP consolidated statement of cash flows for the fiscal year ended March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$10,287,154	$(288,189)	$9,998,965
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	124,070		124,070
Amortization of intangible assets	662,576		662,576
Share-based payments	1,163,496	288,189	1,451,685
Foreign exchange gain	(3,592)		(3,592)
Deferred income taxes	2,497,586		2,497,586

Changes in non-cash operating working capital
Accounts receivable	(262,848)		(262,848)
Corporate taxes receivable	1,002,041		1,002,041
Prepaid expenses	154,307		154,307
Accounts payable and accrued liabilities	170,393		170,393
Corporate taxes payable	4,796,157		4,796,157
Deferred revenue	(1,133,735)		(1,133,735)
Net cash provided by operating activities	19,457,605	-	19,457,605

Investing Activities:
Acquisition of property and equipment	(63,473)		(63,473)
Net cash used in investing activities	(63,473)	-	(63,473)

Financing Activities:
Principal payments on finance leases	(11,047)		(11,047)
Proceeds from exercise of stock options	1,126,648		1,126,648
Proceeds from exercise of warrants	1,122,000		1,122,000
Net cash provided by financing activities	2,237,601	-	2,237,601

Effects of foreign exchange rate changes on cash and cash equivalents	215,995	-	215,995

INCREASE IN CASH AND CASH EQUIVALENTS	21,847,728	-	21,847,728

Cash and cash equivalents, beginning of year	5,069,763	-	5,069,763

Cash and cash equivalents, end of year	$26,917,491	$-	$26,917,491

New Accounting Guidance

Note 3 in the accompanying consolidated financial statements in this report contain a discussion of new accounting pronouncements and their potential impact on our consolidated results of operations and financial position.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as such term is defined in Item 303(a)(4) of Regulation S-K.

Summary Quarterly Financial Data (Unaudited)

The following summarizes our unaudited quarterly financial results for the fiscal years ended March 31, 2012 and March 31, 2011 (in thousands, except share data):

	Year Ended March 31, 2012

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$5,976	$13,006	$5,251	$10,684
Gross profit	2,654	7,396	2,236	5,362
Net income	692	3,477	265	2,294
Basic net earnings per common share	0.02	0.12	0.01	0.09
Diluted net earnings per common share	0.02	0.12	0.01	0.08

	Year Ended March 31, 2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$5,131	$5,819	$11,060	$25,150
Gross profit	2,525	2,653	6,014	13,187
Net income	541	184	2,037	7,237
Basic net earnings per common share	0.02	0.01	0.07	0.27
Diluted net earnings per common share	0.02	0.01	0.07	0.26

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2012, our marketable securities were recorded at a fair value of approximately $1,875,000 with an overall weighted average return of 1.17% and an overall weighted average life of less than three months. Any exposure to price risk would have an immaterial effect on the recorded value of the marketable securities.

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since we had no long-term debt as of March 31, 2012.  To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

Foreign Exchange Risk

The U.S. dollar is the functional currency of our operations.  As a result, when we are paying any obligation that is denominated in a foreign currency, we must generate the amount of cash in U.S. dollars that, when exchanged at the then-prevailing applicable foreign currency exchange rate, will equal the amount of the obligation to be paid (which means that we may pay more U.S. dollars than initially anticipated if the foreign currency strengthens against the U.S. dollar between the time we incur the obligation and the time we are required to pay the obligation). Accordingly, we are exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to equity until realized.  Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar might have a material adverse effect on our results of operations and financial condition.

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

Based on their evaluation, our CEO and CAO concluded that our disclosure controls and procedures were  effectively designed to provide reasonable assurance that information required to be disclosed by our Corporation in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our Corporation’s management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CAO also concluded that our disclosure controls and procedures were operating effectively at the reasonable assurance level.  It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f).  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with International Financial Reporting Standards ("IFRS"). It includes policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with IFRS, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2012 based on the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of March 31, 2012.

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

Information on our directors, executive officers, and audit committee, compliance with Section 16(a) of the Exchange Act and our code of ethics applicable to our Chief Executive Officer and Chief Accounting Officer will be contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal year 2012, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, controller and others performing similar functions.  Our Code of Business Conduct and Ethics also applies to all of our other employees and to our directors and is available on our website located at www.lmlpayment.com under the heading “Investor Relations; Corporate Governance”.  We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Ethics by posting such information on our website (unless we are otherwise required to file a Form 8-K under the rules and regulations of The NASDAQ Stock Market).

There were no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors implemented during fiscal year 2012.

ITEM 11.	Executive Compensation

Information on compensation of our directors and executive officers will be contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal year 2012, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Security Matters

Information on the securities ownership of certain beneficial owners and our management will be contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal year 2012, and is incorporated herein by reference.

Information required by Item 201(d) of Regulation S-K is set forth under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information on certain relationships, related transactions and director independence will be contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal year 2012, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of our fiscal year 2012, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

Page	Description

F-1	Grant Thornton LLP, Report of Independent Registered Public Accounting Firm

F-2	Consolidated Statements of Financial Position at March 31, 2012 and 2011 and April 1, 2010

F-3	Consolidated Statements of Earnings and Comprehensive Income for each of the two years ended March 31, 2012 and 2011

F-4	Consolidated Statements of Equity for each of the two years ended March 31, 2012 and 2011

F-5	Consolidated Statements of Cash Flows for each of the two years ended March 31, 2012 and 2011

F-6	Notes to Consolidated Financial Statements

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

3.1
Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the period ended March 31, 2011 as filed with the SEC on June 16, 2011 (file No. 000-13959)).

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

10.23
Settlement and License Agreement effective as of February 28, 2011 among LML Patent Corp. and HSBC North America Holdings Inc. (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the SEC on June 16, 2011 (File No. 000-13959))

10.24
Settlement and License Agreement effective as of March 7, 2011 among LML Patent Corp. and Citigroup Inc. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the SEC on June 16, 2011 (File No. 000-13959))

(b)	Exhibits (continued)

10.25
Settlement and License Agreement effective as of March 16, 2011 among LML Patent Corp. and PayPal (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the SEC on June 16, 2011 (File No. 000-13959)).

10.26†
Amending agreement to the employment agreement between LML Payment Systems Inc. and Carolyn Gaines dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the SEC on August 12, 2011 (File No. 000-13959)).

10.27
Settlement and License Agreement effective as of June 30, 2011 among LML Patent Corp. and The Northern Trust Company and Northern Trust Corporation (collectively, “Northern Trust”) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the SEC on August 12, 2011 (File No. 000-13959)).

10.28
Settlement and License Agreement effective as of September 8, 2011 among LML Patent Corp. and Capital One National Association and Capital One Services LLC (collectively “Capital One”) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended December 31, 2010, as filed with the SEC on February 14, 2011 (File No. 000-13959)).

10.29
Settlement and License Agreement effective as of September 6, 2011 among LML Patent Corp. and Wells Fargo Bank N.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended December 31, 2010, as filed with the SEC on February 14, 2011 (File No. 000-13959)).

10.30†
Amending agreement to the employment agreement between LML Payment Systems Inc. and Craig Thomson dated November 8, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 15, 2011 of LML
(file 000-13959)).

10.31†
Amending agreement to the employment agreement between LML Payment Systems Inc. and Chris Koide dated November 8, 2011 (incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 15, 2011 of LML
(file 000-13959)).

10.32*	Settlement and License Agreement effective March 5, 2012 among LML Patent Corp. and JP Morgan Chase Bank N.A.

10.33*	Settlement and License Agreement effective March 12, 2012 among LML Patent Corp. and Deutsche Bank Trust Company Americas

21*	Subsidiaries of LML.

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

_______
* filed herewith.

† Management contract or compensatory plan or arrangement.

†† Confidential Treatment has been granted.

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Patrick Gaines
Patrick H. Gaines
Chairman of the Board and Chief Executive Officer

Date: June 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

	Title	Date

/s/ Patrick Gaines	Chairman of the Board, Chief Executive Officer and Director	June 20, 2012
Patrick H. Gaines	(Principal Executive Officer)

/s/ Craig Thomson	President	June 20, 2012
A. Craig Thomson

/s/ Richard Schulz	Controller and Chief Accounting Officer	June 20, 2012
Richard R. Schulz	(Principal Financial and Accounting Officer)

/s/ David Cooke	Director	June 20, 2012
David C. Cooke

/s/ Jacqueline Pace	Director	June 20, 2012
Jacqueline Pace

/s/ Greg MacRae	Director	June 20, 2012
Greg A. MacRae

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of LML Payment Systems Inc.

We have audited the accompanying consolidated financial statements of LML Payment Systems Inc., which comprises the consolidated statements of financial position as at March 31, 2012, March 31, 2011 and April 1, 2010, the consolidated statements of earnings and comprehensive income, consolidated statements of equity, and consolidated statements of cash flows for the years ended March 31, 2012 and March 31, 2011 and a summary of significant accounting policies and other explanatory information.

Management’s responsibility for the financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of LML Payment Systems Inc. as at March 31, 2012, March 31, 2011 and April 1, 2010, and its financial performance and its cash flows for the years ended March 31, 2012 and March 31, 2011 in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Vancouver, Canada	/s/ GRANT THORNTON LLP
June 15, 2012	Chartered Accountants

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In U.S. Dollars)

	March 31,	March 31,	April 1,
	2012	2011	2010
ASSETS		(Note 18)	(Note 18)

Current Assets
Cash and cash equivalents (Note 5)	$26,783,754	$26,917,491	$5,069,763
Funds held for merchants (Note 5)	9,485,182	7,164,420	5,804,752
Short-term investments	3,290,393	-	-
Restricted cash (Note 4(b))	175,000	175,000	175,000
Accounts receivable, less allowance of $27,397 (2011: $28,152; April 1, 2010: $31,463)	1,602,485	1,103,529	799,584
Corporate taxes receivable	373,939	101,162	1,072,930
Prepaid expenses	331,361	266,066	416,507
Total current assets	42,042,114	35,727,668	13,338,536

Property and equipment, net (Notes 6 and 9)	121,496	163,222	219,580
Patents (Note 7)	120,457	287,877	455,304
Restricted cash (Note 4(b))	258,095	262,644	255,247
Deferred tax assets (Note 13)	809,951	1,189,747	3,687,333
Goodwill	17,874,202	17,874,202	17,874,202
Other intangible assets (Note 8)	3,720,037	4,215,187	4,710,337
Other assets	20,796	21,041	20,641

Total assets	$64,967,148	$59,741,588	$40,561,180

LIABILITIES

Current Liabilities
Accounts payable	$720,666	$702,820	$836,274
Accrued liabilities	1,445,490	1,390,847	1,040,443
Corporate taxes payable	465,044	4,796,157	-
Funds due to merchants (Note 5)	9,485,182	7,164,420	5,804,752
Current portion of obligations under finance lease (Note 9)	2,460	2,460	11,195
Current portion of deferred revenue	1,371,096	1,420,228	1,325,983
Total current liabilities	13,489,938	15,476,932	9,018,647

Obligations under finance lease (Note 9)	4,920	7,380	9,840

Deferred revenue	-	935,979	2,155,162

Total liabilities	13,494,858	16,420,291	11,183,649

EQUITY

Capital stock (Note 10(a))
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-	-
Common shares, no par value, 100,000,000 shares authorized, 28,246,684 issued and outstanding (2011: 28,127,184; April 1, 2010: 27,241,408) (Note 10(a))	53,918,912	53,557,276	50,152,385

Contributed surplus	10,001,594	8,819,006	7,987,727
Warrants (Note 10(d))	113,662	113,662	649,500
Deficit	(12,835,486)	(19,563,201)	(29,562,166)
Accumulated other comprehensive income	273,608	394,554	150,085
Total equity	51,472,290	43,321,297	29,377,531

Total liabilities and equity	$64,967,148	$59,741,588	$40,561,180

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In U.S. Dollars, except share data)

	Years ended March 31,

	2012	2011

REVENUE	$34,916,802	$47,160,490
COSTS OF REVENUE	17,268,762	22,781,971
GROSS PROFIT	17,648,040	24,378,519

OPERATING EXPENSES
General and administrative (Note 7)	4,546,970	4,632,066
Sales and marketing (Note 8)	1,079,567	1,161,156
Product development and enhancement (Note 8)	1,168,973	723,030
INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	10,852,530	17,862,267

Foreign exchange gain (loss)	56,892	(205,472)
Other expense	-	(5,549)
Interest income	128,863	48,330
INCOME BEFORE INCOME TAXES	11,038,285	17,699,576

Income tax expense (Note 13)
Current	4,023,193	5,203,025
Deferred	287,377	2,497,586
	4,310,570	7,700,611

NET INCOME	$6,727,715	$9,998,965

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange (loss) gain on translation of foreign operations	(120,946)	244,469

TOTAL COMPREHENSIVE INCOME	$6,606,769	$10,243,434

EARNINGS PER SHARE, basic	$0.24	$0.37
EARNINGS PER SHARE, diluted	$0.23	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, (Note 10(b))
Basic	28,213,961	27,342,799
Diluted	29,123,877	27,844,113

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In U.S. Dollars)

					Accumulated
					Other
	Common		Contributed		Comprehensive
	Shares	Amount	Surplus	Warrants	Income (Loss)	Deficit	Total
Balance as at April 1, 2010	27,241,408	$50,152,385	$7,987,727	$649,500	$150,085	$(29,562,166)	$29,377,531

Net income	-	-	-	-	-	9,998,965	9,998,965
Unrealized foreign exchange gain on translation of foreign operations	-	-	-	-	244,469	-	244,469
Exercise of stock options	545,200	1,126,648	-	-	-	-	1,126,648
Exercise of warrants	330,000	1,122,000	-	-	-	-	1,122,000
Previous capital consolidation adjustment (Note 10(e))	10,576	-	-	-	-	-	-
Reallocation of contributed surplus on exercise of options and warrants (Note 10(a))	-	1,156,243	(620,405)	(535,838)	-	-	-
Share-based payments (Note 10(c))	-	-	1,451,684	-	-	-	1,451,684
Balance as at March 31, 2011	28,127,184	53,557,276	8,819,006	113,662	394,554	(19,563,201)	43,321,297

Net income	-	-	-	-	-	6,727,715	6,727,715
Unrealized foreign exchange loss on translation of foreign operations	-	-	-	-	(120,946)	-	(120,946)
Exercise of stock options	119,500	226,840	-	-	-	-	226,840
Reallocation of contributed surplus on exercise of options (Note 10(a))	-	134,796	(134,796)	-	-	-	-
Share-based payments (Note 10(c))	-	-	1,317,384	-	-	-	1,317,384
Balance as at March 31, 2012	28,246,684	$53,918,912	$10,001,594	$113,662	$273,608	$(12,835,486)	$51,472,290

See accompanying notes to the consolidated financial statements

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)

	Years ended March 31,

	2012	2011
OPERATING ACTIVITIES:
Net income	$6,727,715	$9,998,965
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	104,750	124,070
Amortization of intangible assets	662,570	662,576
Share-based payments	1,317,384	1,451,685
Deferred taxes	287,377	2,497,586
Foreign exchange loss (gain)	889	(3,592)

Changes in non-cash operating working capital
Accounts receivable	(526,469)	(262,848)
Corporate taxes receivable	(275,606)	1,002,041
Prepaid expenses	(68,083)	154,307
Accounts payable and accrued liabilities	107,042	170,393
Corporate taxes payable	(4,236,314)	4,796,157
Deferred revenue	(978,571)	(1,133,735)
Net cash provided by operating activities	3,122,684	19,457,605

INVESTING ACTIVITIES:
Acquisition of short-term investments	(3,294,525)	-
Acquisition of property and equipment	(65,002)	(63,473)
Net cash used in investing activities	(3,359,527)	(63,473)

FINANCING ACTIVITIES:
Principal payments on finance leases	(2,460)	(11,047)
Proceeds from exercise of stock options	226,840	1,126,648
Proceeds from exercise of warrants	-	1,122,000
Net cash provided by financing activities	224,380	2,237,601

Effects of foreign exchange rate changes on cash and cash equivalents	(121,274)	215,995

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(133,737)	21,847,728

Cash and cash equivalents, beginning of year	26,917,491	5,069,763

Cash and cash equivalents, end of year	$26,783,754	$26,917,491
Cash and cash equivalents consist of:
Cash	$24,908,396	$22,091,702
Money market fund	109,988	109,905
Commercial paper	1,765,370	4,715,884
	$26,783,754	$26,917,491

See accompanying notes to the consolidated financial statements.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

1.	NATURE OF OPERATIONS

LML Payment Systems Inc. is domiciled in the Yukon Territory with a principal place of business at suite 1680, 1140 West Pender Street, Vancouver, B.C.   LML Payment Systems Inc. and its subsidiaries (the "Corporation"), see Note 2, is a financial payment processor providing electronic payment, risk management, and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.  The Corporation links merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  The Corporation has partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable its customers to safely and reliably conduct e-Commerce.  The Corporation provides its electronic payment, authentication and risk management services to over 13,000 businesses and organizations in Canada and the United States of America (“U.S.”).  The Corporation also provides check processing solutions including primary and secondary check collection including electronic check re-presentment (RCK) to retailers in the U.S.

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

Statement of Compliance

These consolidated financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”).  These are the Corporation’s first consolidated financial statements prepared under IFRS and IFRS 1, First-time Adoption of International Financial Reporting Standards (“IFRS1”) has been applied.

Subject to certain transition elections disclosed in Note 18, these consolidated financial statements have consistently applied the same accounting policies in the opening IFRS statement of financial position as at April 1, 2010, the effective date of the Corporation’s transition to IFRS, and throughout all years presented, as if the policies had always been in effect.  Note 18 discloses the impact of the transition from Canadian generally accepted accounting principles (“Canadian GAAP”) to IFRS on our reported consolidated statement of financial position, consolidated statement of earnings and comprehensive income and consolidated statement of cash flows, including the nature and effect of significant changes in accounting policies from those used in our consolidated financial statements for the year ended March 31, 2011.  IFRS 1, which governs the first-time adoption of IFRS, generally requires accounting policies to be applied retrospectively to determine the opening statement of financial position on our transition date of April 1, 2010 and allows certain exemptions on transition to IFRS.  The elections that are considered significant to the Corporation and which have been applied are disclosed in Note 18.   As disclosed in Note 1, the Corporation qualifies as a foreign private issuer in the U.S. for purposes of the Exchange Act.  As such, the Corporation is permitted to file its consolidated financial statements with the Securities and Exchange Commission (“SEC”) under IFRS without a reconciliation to generally accepted accounting principles in the U.S. (“U.S. GAAP”).  As a result, the Corporation no longer prepares a reconciliation of its results to U.S. GAAP.  It is possible that certain of the Corporation’s accounting policies under IFRS could be different from U.S. GAAP.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

2.	BASIS OF PRESENTATION (continued)

These consolidated financial statements for the year ended March 31, 2012 (including comparatives) were approved and authorized for issuance by the board of directors on June 15, 2012.

These consolidated financial statements include the financial statements of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA	UNITED STATES
Legacy Promotions Inc.	LHTW Properties Inc.
Beanstream Internet Commerce Inc. (“Beanstream”)	LML Corp.
0858669 B.C. Ltd.	LML Patent Corp.
LML Payment Systems Corp.
Beanstream Internet Commerce Corp.

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates and Management Judgment

The preparation of consolidated financial statements in conformity with IFRS requires the Corporation’s management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes thereto.  Actual amounts may ultimately differ from these estimates.

The following are significant management judgments, estimates and assumptions in applying the accounting policies of the Corporation that have the most significant effect on recognition and measurement of assets, liabilities, income and expenses:

Recognition of deferred tax assets

The extent to which deferred tax assets can be recognized is based on an assessment of the probability of the Corporation’s future taxable income against which the deferred tax assets can be utilized. In addition, significant judgment is required in assessing the impact of any legal or economic limits or uncertainties in various tax jurisdictions.

Impairment of long-lived assets

In assessing impairment, management estimates the recoverable amount of each asset or cash generating units based on expected future cash flows and uses an interest rate to discount them. Estimation uncertainty relates to assumptions about future operating results and the determination of a suitable discount rate.

Useful lives of depreciable assets

The Corporation reviews its estimate of the useful lives of depreciable assets at each reporting date, based on the expected utilization of the assets. Uncertainties in these estimates relate to technical obsolescence that may change the utilization of certain software and equipment.

Share-based payment

The Corporation measures the cost of equity settled transactions by reference to the fair value of the equity instruments at the date at which they are granted. Estimating fair value for share-based payment transactions requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the share option, volatility and dividend yield and making assumptions about them.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance account for credit losses

The Corporation provides for bad debt by establishing an allowance for doubtful accounts based on its best estimate of any potentially uncollectible accounts. Uncertainty relates to the actual collectibility of customer balances that can vary from the Corporation’s estimation.

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

Leases are classified as either finance or operating leases.  A lease that transfers substantially all of the risks and rewards incidental to the ownership of property is classified as a finance lease.  All other leases are accounted for as operating leases wherein rental payments are expensed on a straight-line basis.  At the inception of a finance lease, an asset and an obligation are recorded at an amount equal to the lesser of the present value of the future minimum lease payments and the property’s fair value at the beginning of such lease.  Depreciation of the equipment under a finance lease is on the same basis as similar property and equipment.

(g)	Research and Development Costs

The Corporation incurs costs to research and develop its proprietary software products to be sold, licensed or otherwise marketed.  Costs incurred in the research phase are expensed as incurred.  Costs incurred in the development phase are expensed as incurred unless a project meets the criteria for deferral and amortization, in which case the development costs are deferred and amortized over the estimated useful life of the software product developed.  Amortization commences when development of the software is complete and the product is available for sale to customers.  During the fiscal years ended March 31, 2012 and 2011 and as of April 1, 2010, the Corporation did not defer any development costs.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)	Patents

Patent costs are amortized using the straight-line method over the estimated useful life of 15 years.

(i)	Goodwill

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

Other intangible assets relate to the acquisition of partner relationships, merchant contracts, existing technology and trade names.  The partner relationships and merchant contracts are amortized over ten years on a straight-line basis.  The existing technology is amortized over five years on a straight-line basis.  Trade names are words, phrases or symbols that distinguish or identify an enterprise as a whole or its products or services.  They create consumer awareness and product recognition in the marketplace thereby enhancing the marketability of products and services and creating continuous value for the Corporation.  They are, therefore, considered indefinite in nature and, as such, are not amortized.  Trade names are tested for impairment at least annually or more frequently if an event or circumstance occurs that reduces the recoverable amount of the asset below its carrying amount.

(k)	Impairment testing of goodwill, other intangible assets and property and equipment

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

An impairment loss is recognized in profit or loss for the amount by which the asset's or cash-generating unit's carrying amount exceeds its recoverable amount, which is the higher of fair value less costs to sell and value-in-use. To determine the value-in-use, management estimates expected future cash flows from each cash-generating unit and determines a suitable interest rate in order to calculate the present value of those cash flows. The data used for impairment testing procedures are directly linked to the Corporation's latest approved budget, adjusted as necessary to exclude the effects of future reorganizations and asset enhancements. Discount factors are determined individually for each cash-generating unit and reflect their respective risk profiles as assessed by management.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment losses for cash-generating units reduce first the carrying amount of any goodwill allocated to that cash-generating unit. Any remaining impairment loss is charged pro rata to the other assets in the cash-generating unit.

With the exception of goodwill, all assets are subsequently reassessed for indications that an impairment loss previously recognized may no longer exist.  An impairment loss is reversed only if there has been a change in the estimates used to determine the asset’s recoverable amount since the last impairment loss was recognized.  If this is the case, the carrying amount of the asset is increased to its recoverable amount to the extent that the increased carrying amount of the asset does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the asset.  An impairment charge is reversed in profit or loss.

(l)	Revenue Recognition

The Corporation’s revenue is derived from three separate lines of business:  (i) transaction payment processing (“TPP”); (ii) intellectual property licensing (“IPL”) and (iii) check processing (“CP”).

Revenue from the Corporation’s TPP segment is derived from transaction fees, monthly gateway fees and one-time set-up fees paid by merchants.  Transaction fees are recognized in the period in which the transaction occurs.  Gateway fees are monthly subscription fees charged to the merchant customers for the use of the Corporation’s payment gateway and are recognized in the period in which the service is provided.  Set-up fees represent one-time charges for initiating the processing services.  Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants.

The Corporation’s IPL segment revenues are derived from licensing fees paid by licensees of the Corporation’s intellectual property.  Licensing fees are based on usage of the technology embodied in the intellectual property being licensed.   In some instances, licensees pay licensing fees on a running royalty basis, which is a pay-as-you-go model, and in other instances, licensees pay a one-time, non-recurring license fee amount based upon usage (“Paid-up Licenses”). Fees from Paid-up Licenses are fully due and payable up front at the inception of each licensing arrangement and are non- refundable.

Usage pertaining to Paid-up Licenses is contractually determined and in some cases, in order to determine usage and to facilitate the negotiation of a license agreement, the commencement of litigation and the discovery process inherent therein (to determine usage), is sometimes employed.   When the Corporation receives licensing payments on a one-time, fully paid-up basis, regardless of whether the licensees entered into license agreements with or without concurrent litigation, the Corporation follows the provisions of International Accounting Standard 18, Revenue Recognition (“IAS 18”).

Revenues derived from sales of Paid-up Licenses comprise the following three components:

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

As all of these components are considered to be fully delivered upon inception of each arrangement, the Corporation does not separately allocate revenue to each individual component.

All of the above components of Paid-up Licenses result in the recognition of  revenue rather than gains, including the release from litigation and covenant-not-to-sue provisions, since the payments received arise from activities representing the ongoing major or central operations of the Corporation’s IPL segment rather than incidental or peripheral transactions of that segment.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

The following facts and circumstances are also considered when determining whether payments received with respect to the above components of a Paid-up License should be classified as revenue and recognized upon the effective date of the license agreement granting a Paid-up License:

•
the attributes of the arrangement are similar to that of a product sale in that delivery occurs on the effective date of the Paid-up License and not over a specified time or usage period and the license agreement covers the duration of the legal life of the intellectual property;

•	all elements of the Paid-up License are delivered as of the effective date of the license agreement and no further deliverables are required of the Corporation;

•
all risks and rewards of ownership of the intellectual property are fully transferred to the licensee, with the licensee able to obtain the full benefit of the Paid-up License to the intellectual property as of the effective date of the license agreement;

•	the license to the intellectual property is non-exclusive, similar to the non-exclusive nature of many software-licensing arrangements treated as product sales under IFRS and U.S. GAAP;

•	the consideration received for a Paid-up License is fixed and non-refundable with no trailing royalties or other variable consideration present in the license agreement.

There are no undelivered separately identifiable components, refund, return or cancellation rights, no continuing performance obligations and no when-and-if available deliverables required to be provided by the Corporation as licensor.

Revenue from the Corporation’s CP segment consists primarily of transaction charges from primary and secondary check collection, including electronic check re-presentment. Fees associated with the primary and secondary check collection business, including electronic check re-presentment, are contingent upon successful recovery and, accordingly, revenue is recognized as cash is received.

(m)	Income Taxes

Tax expense recognized in profit or loss comprises the sum of deferred tax and current tax not recognized in other comprehensive income or directly in equity.

Current tax assets and/or liabilities comprise those obligations to, or claims from, fiscal authorities relating to the current or prior reporting periods, that are recoverable or unpaid at the reporting date. Current tax is payable on taxable profit, which differs from profit or loss in the consolidated financial statements. Calculation of current tax is based on tax rates and tax laws that have been enacted or substantively enacted by the end of the reporting period.

Deferred taxes are calculated using the liability method on temporary differences between the carrying amounts of assets and liabilities and their tax bases. However, deferred tax is not provided on the initial recognition of goodwill or on the initial recognition of an asset or liability unless the related transaction is a business combination or affects tax or accounting profit. Deferred tax on temporary differences associated with investments in subsidiaries and joint ventures is not provided if reversal of these temporary differences can be controlled by the Corporation and it is probable that reversal will not occur in the foreseeable future.

Deferred tax assets and liabilities are calculated, without discounting, at tax rates that are expected to apply to their respective period of realization, provided they are enacted or substantively enacted by the end of the reporting period.

Deferred tax assets are recognized to the extent that it is probable that they will be able to be utilized against future taxable income.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include additional shares for the assumed exercise of stock options and warrants at the beginning of the reporting period, or at the grant date if later, if dilutive.  The number of additional shares is calculated assuming that outstanding stock options and warrants were exercised and the proceeds from such exercises were used to repurchase common shares at the average market price during the reporting period.  Stock options and warrants are dilutive when the market price of the common shares for the average of the period exceeds the exercise price of the options and warrants and the Corporation has generated positive net income for the period.

(o)	Share-based Payment Plans

The Corporation has three share-based payment plans, described more fully in Note 10 (c). The Corporation recognizes compensation expense for stock options awarded based on the fair value of the options at the grant date using the Black-Scholes option pricing method.  The Corporation recognizes share-based payments expense over the requisite service period during which an employee is required to provide service in exchange for the equity instrument award, which generally is the vesting period with the offsetting credit to contributed surplus.  Upon the exercise of an equity instrument award, any amounts originally credited to contributed surplus are credited to capital stock.  The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized.  Forfeiture estimates are revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates.

Any consideration paid on the exercise of equity awards or purchase of equity is credited to capital stock.

(p)	Foreign currency translation

Except as described below, the Corporation’s functional and reporting currency is the U.S. dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the reporting date and non-monetary assets and liabilities are translated at exchange rates prevailing at the historical transaction date.  Average rates for the period are used to translate the Corporation’s revenue and expenses. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in profit or loss.

The functional currency of the Corporation’s Canadian Beanstream subsidiary is the Canadian dollar.    Beanstream’s assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the reporting date.  Average rates for the period are used to translate Beanstream’s revenues and expenses.  Gains and losses arising on the translation of Beanstream’s financial statements are reported as other comprehensive income which is a component of accumulated other comprehensive income.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(q)	Financial Instruments

All financial instruments are classified into one of five categories: fair value through profit and loss, held-to-maturity investments, loans and receivables, available-for-sale financial assets or other financial liabilities.  All financial instruments are initially recognized at fair value.  All financial instruments are subsequently measured at fair value except for loans and receivables, held-to-maturity investments and other financial liabilities which are measured at amortized cost using the effective interest method. Changes in fair value of profit and loss financial instruments are recognized in profit or loss. Changes in fair value of available-for-sale financial assets are recorded in other comprehensive income until the instrument is derecognized or impaired.

(r)	New standards and interpretations not yet adopted

Standards issued but not yet effective up to the date of issuance of the Corporation’s consolidated financial statements are listed below.  This listing is of standards and interpretations issued which the Corporation reasonably expects to be applicable at a future date.  The Corporation intends to adopt those standards when they become effective.  The Corporation has yet to assess the full impact of these standards.

IFRS 9 - Financial instrument:  Classification and Measurement

IFRS 9 was issued in November 2009.  This standard is the first step in the process to replace IAS 39 Financial Instruments: Recognition and Measurements.  IFRS 9 introduces new requirements for classifying and measuring assets and liabilities, which may affect the Corporation’s accounting for its financial instruments.  The standard is not applicable until annual periods beginning on or after January 1, 2015 but is available for early adoption, however, the Corporation does not currently intend to early adopt this standard.

IFRS 10 - Consolidated Financial Statements

The Corporation will be required to adopt IFRS 10 Consolidated Financial Statements (“IFRS 10”) effective for annual periods beginning on or after January 1, 2013, with earlier application permitted. IFRS 10 replaces the consolidation requirements in IAS 27 Consolidated and Separate Financial Statements (“IAS 27”) and interpretation SIC-12 Consolidation—Special Purpose Entities (“SIC-12”). IFRS 10 provides a revised definition of control and related application guidance so that a single control model can be applied to all entities. IFRS 10 also enhances disclosures about consolidated and unconsolidated entities to be published in a separate comprehensive disclosure standard related to involvement in other entities. The Corporation has not early adopted this standard and is currently assessing the impact that this standard will have on the consolidated financial statements.

IFRS 12 - Disclosure of Interests in Other Entities

IFRS 12 provides the required disclosures for interests in subsidiaries and joint arrangements.  These disclosures will require information that will assist users of financial statements to evaluate the nature, risks and financial effects associated with an entity’s interests in subsidiaries and joint arrangements.  This standard is not applicable until annual periods beginning on or after January 1, 2013.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

IFRS 13 – Fair Value Measurement

IFRS 13 is a comprehensive standard for fair value measurement and disclosure requirements for use across all IFRS standards.  The new standard clarifies that fair value is the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction between market participants, at the measurement date.  It also establishes disclosures about fair value measurement.  Under existing IFRS, guidance on measuring and disclosing fair value is dispersed among the specific standards requiring fair value measurement and in many cases does not reflect a clear measurement basis or consistent disclosures.  This standard is not applicable until annual periods beginning on or after January 1, 2013.

IAS 1 Financial Statement Presentation

The Corporation will be required to adopt the amendments to IAS 1 Financial Statement Presentation (“IAS 1”) effective for annual periods beginning on or after July 1, 2012. These amendments improve the presentation of components of other comprehensive income (“OCI”). The amendments to this standard do not change the nature of the items that are currently recognized in OCI, but requires presentational changes. The Corporation is currently assessing the impact that this standard will have on the consolidated financial statements.

4.	FINANCIAL INSTRUMENTS

(a)
The Corporation classifies its cash and cash equivalents, funds held for merchants, short-term investments, restricted cash and accounts receivable as loans and receivables measured at amortized cost using the effective interest method. Accounts payable, certain accrued liabilities and funds due to merchants are classified as other financial liabilities measured at amortized cost using the effective interest method.

The carrying value of the Corporation’s financial assets and liabilities is considered to be a reasonable approximation of fair value due to their immediate or short term maturity or their ability for liquidation at comparable amounts.

Carrying value and fair value of financial assets and liabilities as at March 31, 2012 and 2011 and April 1, 2010 are summarized as follows:

	March 31, 2012		March 31, 2011		April 1, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Loans and receivables	$41,594,909	$41,594,909	$35,623,084	$35,623,084	$12,104,346	$12,104,346

Other financial liabilities	$11,651,338	$11,651,338	$9,258,087	$9,258,087	$7,681,469	$7,681,469

(b)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $175,000 (March 31, 2011 - $175,000; April 1, 2010 - $175,000) against charge back losses.  Non-current restricted cash represents funds held by a third party processor as security for the Corporation’s merchant accounts.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

4.	FINANCIAL INSTRUMENTS (continued)

(c)	Market Risk

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

As at March 31, 2012 and 2011 and April 1, 2010, the Corporation was exposed to currency risk through its cash and cash equivalents, restricted cash, funds held for merchants, short-term investments, accounts receivable, accounts payable, accrued liabilities, and funds due to merchants denominated in Canadian dollars (U.S. dollars for Beanstream).

Based on the foreign currency exposure as at March 31, 2012 and 2011 and April 1, 2010, and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $87,918, $453,920 and $243,571, respectively, in the Corporation’s foreign currency loss/gain.

As at March 31, 2012 and 2011 and April 1, 2010, the Corporation’s Canadian Beanstream subsidiary was exposed to currency risk on the translation of its financial instruments to U.S. dollars.  Beanstream’s financial instruments are translated into U.S. dollars at rates of exchange in effect at the reporting date.   Gains and losses arising on the translation of Beanstream’s financial instruments are reported as other comprehensive income which is a component of accumulated other comprehensive income. Based on the foreign currency exposure as at March 31, 2012, 2011 and April 1, 2010, and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $241,633, $6,461 and $18,922, respectively, in the Corporation’s other comprehensive income.

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

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

4.	FINANCIAL INSTRUMENTS (continued)

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at March 31, 2012, the balance of the Corporation’s allowance for doubtful accounts was $27,397 (March 31, 2011 - $28,152; April 1, 2010 - $31,463).  The Corporation has good credit history with its customers and the amounts due from them are received as expected.

Pursuant to their respective terms, accounts receivable are aged as follows at March 31, 2012:

0-30 days	$1,295,178
31-60 days	190,321
61-90 days	-
Over 90 days due	144,383
$1,629,882

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection.  At March 31, 2012, three customers accounted for 17%, 9% and 7% of the Corporation’s accounts receivable balance (March 31, 2011 – 19%, 13% and 10%; April 1, 2010 – 25%, 19% and 2%).

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

4.	FINANCIAL INSTRUMENTS (continued)

(e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they are due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at March 31, 2012
Accounts payable and accrued liabilities	$2,166,156	$2,166,156	$-	$-	$-
Funds due to merchants	9,485,182	9,485,182	-	-	-
Finance lease obligations	7,380	2,460	4,920	-	-
Total	$11,658,718	$11,653,798	$4,920	$-	$-

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at March 31, 2011
Accounts payable and accrued liabilities	$2,093,667	$2,093,667	$-	$-	$-
Funds due to merchants	7,164,420	7,164,420	-	-	-
Finance lease obligations	9,840	2,460	4,920	2,460	-
Total	$9,267,927	$9,260,547	$4,920	$2,460	$-

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at April 1, 2010
Accounts payable and accrued liabilities	$1,876,717	$1,876,717	$-	$-	$-
Funds due to merchants	5,804,752	5,804,752	-	-	-
Finance lease obligations	21,035	11,195	4,920	4,920	-
Total	$7,702,504	$7,692,664	$4,920	$4,920	$-

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

5.	CASH AND CASH EQUIVALENTS AND FUNDS HELD FOR/DUE MERCHANTS

Cash and cash equivalents

At March 31, 2012, the Corporation held $26,783,754  (March 31, 2011: $26,917,491; April 1, 2010 - $5,069,763) in cash and cash equivalents.  Included in this balance is $1,207,000 (March 31, 2011: $1,000,000; April 1, 2010 - $1,000,000) in cash and cash equivalents used as continuing collateral security with the Corporation’s primary financial institution which is available for use by the Corporation.

Funds held for/due to merchants

At March 31, 2012, the Corporation was holding funds due to merchants in the amount of $9,485,182 (March 31, 2011 – $7,164,420; April 1, 2010 - $5,804,752).    The funds held for/due to merchants are comprised of the following:

•	funds held in reserves calculated by applying contractually determined percentages of the gross transaction volume for a hold-back period of up to six months;
•	funds from transaction payment processing which may be held for up to approximately fifteen days, the actual number of days depends on the contractual terms with each merchant; and
•	funds from payroll/pre-authorized debit services provided on behalf of merchants, which may be held for up to approximately two days.

6.	PROPERTY AND EQUIPMENT

	Computer Equipment	Computer software	Furniture and fixtures	Leasehold improvements	Office equipment	Websites and trademarks	Total

Gross carrying amount
Balance as at April 1, 2011	$130,472	$136,334	$4,560	$2,954	$143,395	$-	$417,715
Additions	32,693	27,909	-	-	3,998	-	64,600
Disposals	(66,320)	(54,178)	-	-	(72,226)	-	(192,724)
Net exchange differences	-	-	-	(82)	-	-	(82)
Balance as at March 31, 2012	96,845	110,065	4,560	2,872	75,167	-	289,509

Depreciation and impairment
Balance as at April 1, 2011	(74,432)	(76,132)	(3,420)	(2,186)	(98,323)	-	(254,493)
Disposals	66,320	54,178	-	-	72,226	-	192,724
Depreciation	(34,549)	(42,308)	(912)	(602)	(25,258)	-	(103,629)
Net exchange differences	(1,560)	(596)	-	60	(519)	-	(2,615)
Balance as at March 31, 2012	(44,221)	(64,858)	(4,332)	(2,728)	(51,874)	-	(168,013)
Carrying amount as at March 31, 2012	$52,624	$45,207	$228	$144	$23,293	$-	$121,496

Gross carrying amount
Balance as at April 1, 2010	$156,662	$207,003	$4,560	$2,820	$155,072	$1,932	$528,049
Additions	34,218	18,772	-	-	11,442	-	64,432
Disposals	(60,408)	(89,441)	-	-	(23,119)	(1,932)	(174,900)
Net exchange differences	-	-	-	134	-	-	134
Balance as at March 31, 2011	130,472	136,334	4,560	2,954	143,395	-	417,715

Depreciation and impairment
Balance as at April 1, 2010	(95,075)	(117,828)	(2,508)	(1,551)	(89,689)	(1,817)	(308,468)
Disposals	60,408	89,441	-	-	23,119	1,932	174,900
Depreciation	(42,259)	(48,792)	(912)	(544)	(32,587)	(115)	(125,209)
Net exchange differences	2,494	1,047	-	(91)	834	-	4,284
Balance as at March 31, 2011	(74,432)	(76,132)	(3,420)	(2,186)	(98,323)	-	(254,493)
Carrying amount as at March 31, 2011	$56,040	$60,202	$1,140	$768	$45,072	$-	$163,222

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

6.	PROPERTY AND EQUIPMENT (continued)

Depreciation expense on property and equipment totaled $104,750 in 2012 with $50,495 included in costs of revenue, $29,179 in general and administrative expenses, $13,791 in sales and marketing expenses and $11,285 in product development and enhancement expenses.  Depreciation expense on property and equipment totaled $124,070 in 2011 with $60,228 included in costs of revenue, $39,259 in general and administrative expenses, $13,521 in sales and marketing expenses and $11,062 in product development and enhancement expenses.  Property and equipment include $12,300 and $12,300 of assets that are financed under finance leases as at March 31, 2012 and March 31, 2011, respectively.  Accumulated depreciation on these assets totals $4,920 and $2,460 for the years ended March 31, 2012 and March 31, 2011, respectively.  Depreciation of assets under finance leases is included in depreciation expense and totaled $2,460 in 2012 and $2,460 in 2011.

7.	PATENTS

Patents

Gross carrying amount
Balance as at April 1, 2011	$2,045,715

Amortization and impairment

Balance as at April 1, 2011	1,757,838
Amortization	167,420
Balance as at March 31, 2012	1,925,258

Carrying amount as at March 31, 2012	$120,457

Patents

Gross carrying amount
Balance as at April 1, 2010	$2,045,715

Amortization and impairment

Balance as at April 1, 2010	1,590,411
Amortization	167,427
Balance as at March 31, 2011	1,757,838

Carrying amount as at March 31, 2011	$287,877

Patent amortization expense is included in general and administrative expenses in the consolidated statements of earnings and comprehensive income.

The remaining unamortized portion of $120,457 will be fully amortized in fiscal 2013.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

8.	OTHER INTANGIBLE ASSETS

The components of other intangible assets are as follows:

	Amortizable Intangible Assets			Unamortizable Intangible Assets
	Partner Relationships	Merchant contracts	Existing technology	Trade names	Total

Gross carrying amount
Balance as at April 1, 2011	$928,000	$2,963,500	$530,000	$1,650,500	$6,072,000

Amortization and impairment

Balance as at April 1, 2011	348,000	1,111,313	397,500	-	1,856,813

Amortization	92,800	296,350	106,000	-	495,150

Balance as at March 31, 2012	440,800	1,407,663	503,500	-	2,351,963

Carrying amount as at March 31, 2012	$487,200	$1,555,837	$26,500	$1,650,500	$3,720,037

	Amortizable Intangible Assets			Unamortizable Intangible Assets
	Partner Relationships	Merchant contracts	Existing technology	Trade names	Total

Gross carrying amount
Balance as at April 1, 2010	$928,000	$2,963,500	$530,000	$1,650,500	$6,072,000

Amortization and impairment

Balance as at April 1, 2010	255,200	814,963	291,500	-	1,361,663

Amortization	92,800	296,350	106,000	-	495,150

Balance as at March 31, 2011	348,000	1,111,313	397,500	-	1,856,813

Carrying amount as at March 31, 2011	$580,000	$1,852,187	$132,500	$1,650,500	$4,215,187

Amortization expense for partner relationships and merchant contracts is included in sales and marketing expenses and amortization expense for existing technology is included in product development and enhancement expense in the consolidated statements of earnings and comprehensive income.

9.	OBLIGATIONS UNDER FINANCE LEASE

In March 2010, the Corporation entered into a lease agreement with Ikon Financial Services to finance an equipment purchase of $11,269. Lease payments are due monthly under the lease term of sixty (60) months. Title to the equipment will transfer to the Corporation at the expiration of the lease. Accordingly, these amounts have been recorded as a finance lease.   The lease is collateralized by the equipment under finance lease.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

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

Future minimum payments due	March 31, 2012	March 31, 2011	April 1, 2010

2011	$-	$-	$12,226
2012	-	2,460	2,460
2013	2,460	2,460	2,460
2014	2,460	2,460	2,460
2015	2,460	2,460	2,460
Less amount representing interest	-	-	(1,031)
Net principal balance	7,380	9,840	21,035

Less current portion	(2,460)	(2,460)	(11,195)
	$4,920	$7,380	$9,840

The lease is collateralized by the equipment under the finance lease.

10.	SHARE CAPITAL

(a)	Shares issued and outstanding

Shares issued and outstanding	Number of Shares	Amount

Balance, April 1, 2010	27,241,408	$50,152,385

Previous capital consolidation adjustment (Note 10(e))	10,576	-
Exercise of stock options (Note 10(c))	545,200	1,126,648
Exercise of warrants (Note 10(d))	330,000	1,122,000
Reallocation of contributed surplus on exercise of options	-	620,405
Reallocation of warrants reserve on exercise of warrants (Note 10(d))	-	535,838

Balance, March 31, 2011	28,127,184	53,557,276

Exercise of stock options (Note 10(c))	119,500	226,840
Reallocation of contributed surplus on exercise of options	-	134,796

Balance, March 31, 2012	28,246,684	$53,918,912

(b)	Weighted average number of common shares outstanding

Dilutive securities included in the determination of the weighted average number of common shares outstanding for the purposes of computing diluted earnings per common share for the fiscal year ended March 31, 2012 included 2,673,300 shares issuable pursuant to outstanding stock option awards and resulted in an additional 909,916 common shares being included in the computation of diluted earnings per share.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

10.	SHARE CAPITAL (continued)

Dilutive securities included in the determination of the weighted average number of common shares outstanding for the purposes of computing diluted earnings per common share for the fiscal year ended March 31, 2011 included 1,775,300 shares issuable pursuant to outstanding stock option awards and resulted in an additional 501,314 common shares being included in the computation of diluted earnings per share.

(c)	Stock Options

The Corporation maintains three stock option plans; the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Incentive Plan (the “1998 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”).  The 10-year term of the 1998 Plan expired on July 28, 2008 and, accordingly, the 4,825,217 shares that had remained available for grant pursuant to additional stock options or other equity awards may no longer be granted under that plan (although, outstanding awards under the 1998 Plan are not affected by the expiration of the term and will continue to be governed by the provisions of the plan). At March 31, 2012, 389,500 common shares were reserved for issuance pursuant to the 1996 Plan and 4,362,500 common shares were reserved for issuance pursuant to the 2009 Plan.  These amounts reflect the limit of shares collectively that may be issued pursuant to stock options and/or other equity awards that are granted pursuant to the 1996 Plan and the 2009 Plan, respectively, less the number of shares subject to stock options and/or other equity awards that have been granted and are still outstanding and the number of shares subject to stock options and/or other equity awards that have been granted and exercised.

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

Stock option activity for the fiscal years ended March 31, 2012 and 2011 is as follows:

	2012		2011
	Total # of Shares	Weighted average exercise price	Total # of Shares	Weighted average exercise price
Stock options outstanding, beginning of year	4,487,300	$2.59	3,640,000	$3.11
Granted	1,105,000	2.14	1,745,000	1.62
Expired	(232,500)	3.44	(275,000)	4.31
Forfeited	(157,500)	2.27	(77,500)	2.80
Exercised	(119,500)	1.90	(545,200)	2.07
Stock options outstanding, end of year	5,082,800	2.48	4,487,300	2.59

The weighted average share price at the date of exercise of stock options was $3.21 (2011 - $4.86).

The stock options granted during the fiscal year ended March 31, 2012 have a grant date fair value of $1.63 per stock option for 75,000 stock option grants and $1.45 per stock option for 1,030,000 stock option grants.  The stock options granted during the fiscal year ended March 31, 2011 have a grant date fair value of $1.04 per stock option.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

10.	SHARE CAPITAL (continued)

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes Option Pricing Model with the following assumptions:

	Years ended March 31
	2012	2011

Risk-free interest rate	1.83% - 2.51%	2.79%
Expected volatility	94.39% - 97.35%	88.09%
Expected life of stock option (in years)	4	4
Expected forfeiture rate	0%	0%
Dividend yield	0%	0%

The total fair value of share-based payments is amortized over the vesting of  issued stock options and resulted in  share-based payments of $1,317,384 for the fiscal year ended March 31, 2012 (2011 - $1,451,684).

The following table summarizes information about the stock options outstanding at March 31, 2012:

	Options outstanding			Options exercisable
Range ($)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)	Total # of Shares	Weighted average exercise price	Weighted average contract life remaining (years)

0.65	229,800	$0.65	2.37	198,550	$0.65	2.37
1.62	1,338,500	1.62	3.37	824,750	1.62	3.37
2.12 – 2.43	1,105,000	2.14	4.61	257,500	2.12	4.62
3.00 – 3.90	2,409,500	3.29	4.19	2,409,500	3.29	4.19
	5,082,800	2.48	3.98	3,690,300	2.69	3.94

(d)	Warrants

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

The total fair value of the warrants was approximately $649,500.  During the fiscal year ended March 31, 2011, 330,000 warrants were exercised resulting in the issuance of 330,000 shares of the Corporation’s common stock. The fair value of $535,838 attributable to these exercised warrants was allocated to common share value. As of March 31, 2012, 70,000 warrants remain outstanding.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

10.	SHARE CAPITAL (continued)

(e)	Capital adjustment

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
As a result, during the year ended March 31, 2011, the Corporation’s board of directors ratified the issuance of the following numbers of Common Shares on the following dates in respect of shareholders in the following predecessor corporations of the Corporation who had not, by that time, exchanged their shares in such predecessor corporations for Common Shares:

Predecessor Corporation	Date of Issuance	Number of Common Shares

Solid Gold Capital Corp.	May 13, 2003	79
Ruskin Developments Ltd.	May 13, 2003	208
Leisureways Marketing Ltd.	May 13, 2003	225
Santa Sarita Mining Company Limited	April 7, 2003	10,064

11.	EMPLOYEE BENEFIT PLAN

The Corporation has a defined contribution 401(k) plan (the "Plan") for eligible employees. The Plan requires that the Corporation match 50% of eligible employees’ contributions, up to 6% of their compensation. The Corporation recorded matching contribution expenses for the years ended March 31, 2012 and 2011 of $5,028 and $3,204, respectively.

12.	RELATED PARTY TRANSACTIONS

Compensation of key management personnel consisting of the Corporation’s Chief Executive Officer, President, Chief Accounting Officer and Executive V.P. of Operations for the years ended March 31, 2012 and 2011 are as follows:

	2012	2011

Short-term employee benefits	$922,686	$709,532
Share-based payments	794,976	666,288
Total	$1,717,662	$1,375,820

The amounts disclosed in the table are the amounts recognized as an expense during the reporting period related to key management personnel.

13.	INCOME TAXES

At March 31, 2012, the Corporation has Canadian non-capital loss carry-forwards for income tax purposes of approximately $153,545 expiring in 2022.  Due to Canadian tax "change of ownership" rules, the loss carry-forwards are restricted in their use.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

13.	INCOME TAXES (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets as of March 31, 2012 and 2011 and April 1, 2010 are as follows:

	March 31, 2012	March 31, 2011	April 1, 2010
Deferred tax assets:
Excess of tax value over the net book value for capital assets	$612,680	$663,663	$708,083
Canadian non-capital loss carry-forwards	39,922	335,821	858,167
U.S. federal net operating loss carry-forwards	-	-	2,028,665
U.S. alternative minimum tax carry-forwards	-	92,419	92,418
Other	157,349	97,844	-
Total deferred tax assets	$809,951	$1,189,747	$3,687,333

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using statutory tax rates of 26% and 29% at March 31, 2012 and 2011, respectively, is as follows:

	2012	2011

Income taxes at statutory rates	$2,869,954	$5,216,452
Share-based payments and other permanent differences	503,928	545,349
Effect of U.S. tax rates	1,297,900	1,627,215
Expiration of loss carry-forwards	-	74,965
Effect of foreign exchange translation of foreign currency denominated deferred income tax assets	29,826	(96,615)
Effect of change in tax rates and other	326,012	428,160
Change to deferred tax assets not recognized	(717,050)	(94,915)
	$4,310,570	$7,700,611

During the Corporation’s 2012 assessment of the realizability of its deferred tax assets, the Corporation considered all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Corporation is responsible for assumptions utilized including the amount of pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates it uses to manage the underlying businesses.

14.	COMMITMENTS AND CONTINGENCIES

(a)	2008 Patent Litigation

On November 19, 2008, a subsidiary of the Corporation filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States (the “2008 Patent Litigation”).  In the suit, the subsidiary of the Corporation alleged that the defendants were infringing U.S. Patent No. RE40,220 (the “40,220 Patent”) and sought damages and injunctive and other relief for the alleged infringement of this patent.  The 40,220 Patent covers 100 patent claims.  However, at the request of the trial court and for purposes of expediency, the subsidiary of the Corporation limited the number of patent claims that it sought to enforce in the litigation to 16 patent claims, which it believed to be among the core claims described by the 40,220 Patent.  During the fiscal year ended March 31, 2012 the subsidiary of the Corporation settled and entered into license agreements with Northern Trust Company, Wells Fargo, Capital One, JP Morgan Chase Bank N.A. and Deutsche Bank (the “2012 License Agreements”). These licensees were all of the defendants that remained in the 2008 Patent Litigation.  The 2012 License Agreements provide each of the respective licensees with a fully paid-up license from the subsidiary of the Corporation to use certain of its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

14.	COMMITMENTS AND CONTINGENCIES (continued)

In connection with the 2012 License Agreements, the subsidiary of the Corporation received compensation totaling $14,100,000 for the releases, licenses, covenants and all other rights granted under the 2012 License Agreements and, pursuant to the 2012 License Agreements, the lawsuit against each of the respective licensees was dismissed.  Pursuant to a retention agreement with the subsidiary of the Corporation’s legal firm, the subsidiary of the Corporation paid approximately $5,363,570 in legal fees for the firm’s services in connection with the 2012 License Agreements. As a result of settlements being reached with all of the defendants, the 2008 Patent Litigation was closed on March 13, 2012.

(b)	2009 Patent Litigation

On June 4, 2009, the subsidiary of the Corporation filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States (the “2009 Patent Litigation”).  In the 2009 Patent Litigation, the subsidiary of the Corporation alleged that the defendants were infringing the 40,220 Patent and it sought damages and injunctive and other relief for the alleged infringement of this patent.  On September 9, 2011, the subsidiary of the Corporation entered into a Settlement and License Agreement with Comerica Incorporated (“Comerica”) (the “Comerica Agreement”), the last remaining defendant in the 2009 Patent Litigation. The Comerica Agreement provides Comerica with a fully paid-up license from the subsidiary of the Corporation to use its patents for electronic check conversion transactions including “ARC”, “WEB”, “POP”, “TEL” and “BOC”. In connection with the Comerica Agreement, the subsidiary of the Corporation received compensation totaling $350,000 for the releases, licenses, covenants and all other rights granted under the Comerica Agreement and, pursuant to the Comerica Agreement, the lawsuit against Comerica was dismissed.

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

Total consideration received with respect to the 2012 License Agreements and the Comerica Agreement has been allocated to each of the following deliverables using the relative selling price method:

•	Licenses – the Corporation has issued a license for the use of existing patents. This revenue has been recognized in the respective period.
•
Release from litigation – the Corporation has agreed to release the Released Defendants, Heritage, PlainsCapital and First from any claims or causes of action for patent infringement as of the effective date of their respective License Agreements.  This revenue has been recognized in the respective period.

•
Covenant-not-to-sue provision – the Corporation has agreed to a covenant-not-to-sue provision for infringement of any patents for a specified period commencing on the effective dates of the License Agreements. This revenue has been deferred and will be recognized ratably over the specified period.

All of the above elements of 2012 License Agreements and the Comerica Agreement are recognized as revenue, including the release from litigation and covenant-not-to-sue provisions, since the payments received arise from activities representing the ongoing major or central operations of the Corporation’s IPL segment rather than incidental or peripheral transactions of that segment (see Note 3(l) Revenue Recognition).

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

14.	COMMITMENTS AND CONTINGENCIES (continued)

(c)	Inter-partes Reexamination Proceeding relating to the 2008 Patent Litigation

On May 11, 2010, four of the defendants in the 2008 Patent Litigation submitted a request for an inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the 40,220 Patent.  Generally, an inter-partes reexamination is a USPTO administrative proceeding requested by a third party (in this case, the four defendants in the 2008 Patent Litigation, who are referred to as the “Third Party Requesters”) to challenge the validity of patents that have already been issued.  On July 26, 2010, the USPTO posted a non-final office action on its public Patent Application Information Retrieval (“PAIR”) website ordering an inter-partes reexamination proceeding with respect to the 40,220 Patent pursuant to which 16 of the 100 claims described by the 40,220 Patent were rejected (the “Rejected Claims”).  The Rejected Claims, which continue to be subject to re-examination and included all of the patent claims that the subsidiary of the Corporation had asserted and sought to enforce in the 2008 Patent Litigation, remain valid and enforceable until the 40,220 Patent expires on January 16, 2013 unless they are cancelled prior to that date.

During the three months ended December 31, 2010, the subsidiary of the Corporation filed a response to this non-final office action with the USPTO, following which the Third Party Requesters filed a response to the subsidiary of the Corporation’s response with the USPTO.  The Examiner issued a non-final “Action Closing Prosecution” on March 14, 2011 pursuant to which the Rejected Claims continued to be subject to reexamination.  On April 14, 2011, the subsidiary of the Corporation filed a response to the non-final Action Closing Prosecution and on May 16, 2011, the Third Party Requesters filed comments in response to the subsidiary of the Corporation’s response to the non-final Action Closing Prosecution.  On August 8, 2011 the USPTO issued a “Right of Appeal Notice” which is a final but appealable office action, pursuant to which the Rejected Claims continued to be subject to reexamination.  On September 8, 2011, the subsidiary of the Corporation filed a notice of appeal with respect to the decision to the Patent Office Board of Appeals and Interferences (“Board”).  On November 22, 2011, the subsidiary of the Corporation filed its opening brief and on December 22, 2011 the Third Party Requesters filed a response brief.  On January 13, 2012 the Examiner issued an Answer in response to the subsidiary of the Corporation’s appeal pursuant to which the Rejected Claims continued to be subject to reexamination. The subsidiary of the Corporation filed a rebuttal brief to the Examiner’s Answer on February 13, 2012 and on March 13, 2012 the subsidiary of the Corporation filed a Request for Oral Hearing with the Board with respect to the inter-partes re-examination.  As of the date of this Form 10-K, the Board has not yet responded to the subsidiary of the Corporation’s Request for Oral Hearing.  Once the Board renders its final decision in the inter-partes reexamination proceeding, any further appeals by any of the parties involved in such proceeding would be made to the Court of Appeals for the Federal Circuit (“Federal Circuit”) and, if such an appeal were made, any decision by the Federal Circuit would then be final and binding on the parties and non-appealable.

The ultimate outcome of the inter-partes reexamination proceeding (including any appeals that have been or may be made) is indeterminable at this time.  A final, non-appealable decision in the inter-partes reexamination proceeding that is adverse to the subsidiary of the Corporation could negatively impact the subsidiary of the Corporation’s enforcement of the 40,220 Patent in the future.  However, such an outcome would not require the repayment of any of the consideration already received by the subsidiary of the Corporation with respect to either the 2008 or the 2009 Patent Litigation nor are there any forms of monetary penalties or fines that could occur upon cancellation of any of the 40,220 Patent’s claims pursuant to the inter-partes reexamination proceeding.     While there can be no assurances, the subsidiary of the Corporation does not believe that the final result of the inter-partes reexamination proceeding will have a material adverse effect on the Corporation.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

14.	COMMITMENTS AND CONTINGENCIES (continued)

(d)	Ex-partes Reexamination Proceeding

In response (in part) to the inter-partes reexamination proceeding, on June 17, 2011, the subsidiary of the Corporation filed a separate ex-parte reexamination request with the USPTO with respect to other claims described in the 40,220 Patent.  As part of this request, the subsidiary of the Corporation requested amendments to certain claims and also requested the addition of new claims and the cancellation of certain claims described in the 40,220 Patent.  On September 13, 2011, the USPTO issued an order granting an ex-partes reexamination with respect to the 40,220 Patent.  On January 4, 2012, the USPTO issued a non-final office action in the ex-parte reexamination proceeding pursuant to which: (i) certain claims described by the 40,220 Patent were subject to reexamination; (ii) certain other claims were cancelled (as the subsidiary of the Corporation requested); (iii) certain other claims were rejected, and (iv) new claims were added.  Following the February 1, 2012 response of the subsidiary of the Corporation and an examiner interview, the USPTO issued a Notice of Intent to Issue a Reexam Certificate on March 20, 2012 (see Note 15).

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

(f)
The Corporation is a party to additional ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on results of operations, financial position or liquidity of the Corporation

(g)	Operating lease obligations

Future minimum lease payments for obligations under operating leases, including premises for the next five years and thereafter are as follows:

2013	$339,987
2014	222,671
2015	914
2016	914
2017	685
2018 and thereafter	-
$565,171

The Corporation’s rent expense totaled $419,506 in 2012 and $372,276 in 2011.

(h)	Purchase obligations

Future minimum payments under all other contractual purchase obligations for the next five years and thereafter are as follows:

2013	$22,139
2014	-
2015	-
2016	-
2017 and thereafter	-
$22,139

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

15.	SUBSEQUENT EVENTS

Subsequent to the fiscal year ended March 31, 2012, on May 2, 2012 the USPTO issued an Ex-Parte Reexamination Certificate in the ex-parte reexamination proceeding.  On the Certificate, certain amended and added claims were confirmed and other claims were cancelled, as the subsidiary of the Corporation had requested in its originally filed ex-parte reexamination request.  As a result of the issuance of the Ex-Parte Reexamination Certificate, the ex-parte re-examination proceeding is closed.   The Third Party Requesters did not have the right to participate in the ex-parte reexamination proceeding.

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

The capital structure of the Corporation consists of obligations under a finance lease and equity. The Corporation manages its capital structure and makes adjustments to it in light of economic conditions. The Corporation, upon approval from its Board of Directors, will balance its overall capital structure through new share issues or by undertaking other activities as deemed appropriate under the specific circumstances.

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

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

17.	INDUSTRY AND GEOGRAPHIC SEGMENTS (continued)

Financial information for each reportable segment for the fiscal years ended March 31, 2012 and 2011 is as follows:

Fiscal Year Ended	TPP	IPL	CP	Reconciling		Consolidated
March 31, 2012	Canada	U.S.	U.S.	Items		Total

Total Revenue	$16,445,715	$16,168,647	$2,302,440	$-		$34,916,802
Revenue: major customers	1,926,096	12,400,000	1,473,878	-		15,799,974
Cost of revenue	9,875,959	5,707,553	1,454,271	180,483	1	17,218,266
General and administrative	1,021,636	38,481	371,573	2,918,504	2	4,350,194
Sales and marketing	647,972	-	17,656	10,996	1	676,624
Product development and enhancement	928,008	-	-	123,680	1	1,051,688
Amortization and depreciation	62,691	167,420	35,206	502,002	3	767,319
Income (losses) before income taxes	4,127,742	10,268,294	431,282	(3,788,853)	4	11,038,465
Property and equipment, net	90,091	-	28,301	3,104		121,496
Patents	-	120,457	-	-		120,457
Goodwill	17,874,202	-	-	-		17,874,202
Other Intangible Assets	3,720,037	-	-	-		3,720,037

Fiscal Year Ended	TPP	IPL	CP	Reconciling		Consolidated
March 31, 2011	Canada	U.S.	U.S.	Items		Total

Total Revenue	$12,757,634	$32,070,014	$2,332,842	$-		$47,160,490
Revenue: major customers	2,295,032	24,400,000	1,401,822	-		28,096,854
Cost of revenue	7,705,536	13,316,271	1,561,079	138,856	1	22,721,742
General and administrative	1,084,579	76,274	517,123	2,747,406	2	4,425,382
Sales and marketing	556,647	-	18,603	183,236	1	758,486
Product development and enhancement	498,349	-	-	107,619	1	605,968
Amortization and depreciation	61,456	167,427	46,434	511,329	3	786,646
Income (losses) before income taxes	2,695,947	18,521,163	195,274	(3,712,808)	4	17,699,576
Property and equipment, net	96,097	-	57,961	9,164		163,222
Patents	-	287,877	-	-		287,877
Goodwill	17,874,202	-	-	-		17,874,202
Other Intangible Assets	4,215,187	-	-	-		4,215,187

As at April 1, 2010	TPP	IPL	CP	Reconciling	Consolidated
	Canada	U.S.	U.S.	Items	Total

Property and equipment, net	$94,591	$-	$101,190	$23,799	$219,580
Patents	-	455,304	-	-	455,304
Goodwill	17,874,202	-	-	-	17,874,202
Other Intangible Assets	4,710,337	-	-	-	4,710,337

1	Represents share-based payments expense.
2	Represents share-based payments expense and other unallocated corporate or centralized marketing, general and administrative expenses
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

18.	TRANSITION TO IFRS

As stated in Note 2, “Basis of Presentation”, these are the Corporation’s first audited consolidated financial statements prepared in accordance with IFRS.  The accounting policies set out in Note 3 have been applied consistently to all periods presently in these consolidated financial statements for the fiscal years ended March 31, 2012 and 2011 and in preparation of the opening IFRS statement of financial position at April 1, 2010 (the Corporation’s date of transition to IFRS).

First Time Adoption of IFRS

The Corporation adopted IFRS on April 1, 2011 with an effective transition date of April 1, 2010.  IFRS 1 First Time Adoption of International Financial Reporting Standards sets forth guidance for the initial adoption of  IFRS.  Under IFRS 1, the standards are applied retrospectively with all adjustments impacting earlier periods recorded as an adjustment to opening retained earnings on the date of transition to IFRS or, if appropriate, another category of equity unless certain optional exemptions are applied. The Corporation has applied the following exemptions to its opening consolidated statement of financial position dated April 1, 2010:

•
Business Combinations – IFRS 1 indicates that a first-time adopter may elect not to apply IFRS 3 Business Combinations retrospectively to business combinations before the date of transition to IFRS. The Corporation has elected to use this election and will apply IFRS 3 to future business combinations.

•
Consolidated and Separate Financial Statements – according to IFRS 1, if a company elects to apply IFRS 3 Business Combinations retrospectively, certain provisions of IAS 27 Consolidated and Separate Financial Statements must also be applied retrospectively. As the Corporation elects to apply IFRS 3 prospectively, the Corporation has also elected to apply these provisions of IAS 27 prospectively.

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

IFRS employs a conceptual framework that is similar to Canadian GAAP, however, significant differences exist in certain matters of recognition, measurement and disclosure. While adoption of IFRS has not changed the Corporation’s actual cash flows, it has resulted in changes to the Corporation’s reported financial position, statements of earnings and comprehensive income and statements of cash flows. In order to allow the users of the financial statements to better understand these changes, the Corporation’s Canadian GAAP consolidated statements of financial position as at April 1, 2010 and March 31, 2011, consolidated statements of earnings and comprehensive income for the year ended March 31, 2011 and consolidated statements of cash flows for the year ended March 31, 2011 have been reconciled to IFRS with the resulting differences as explained below:

•
IFRS 2 “Share-based Payment.”  Canadian GAAP allows the preparer to choose from two methods, namely, (a) treating all options granted on a particular date and with the same terms and conditions as one pool (pooling method) and (b) treating options with different vesting dates as different grants (vesting method).  The cost of the share-based payment for both methods is calculated according to Black-Scholes Option Pricing Model.  For the pooling method, the total expense is amortized on a straight line basis over the longest vesting period of all of the options in the pool resulting in equal charges to income over the period.  The vesting method looks at each vesting tranche and the expense associated with that particular tranche and amortizes the expense in a straight line fashion.  While the vesting method does not increase overall expense, it does result in the Corporation recognizing a greater portion of the expense earlier in the option term compared to the pooling method.  Under IFRS, the vesting method is the only method that may be used.  Under Canadian GAAP, the Corporation had been applying the pooling method.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

18.	TRANSITION TO IFRS (continued)

•
Using the vesting method as required under IFRS, share-based payments for the year ended March 31, 2011 were $1,451,685 as opposed to $1,163,496 as recorded under Canadian GAAP, a difference of $288,189.

•
Deferred tax assets:  Under Canadian GAAP, deferred tax assets were presented as current (expected to be utilized within twelve months) and non-current.  Under IFRS, all deferred tax assets are presented as non-current.

•
Warrants:  Under Canadian GAAP, warrants were included in contributed surplus, whereas, under IFRS, warrants are presented as a separate component of equity in the consolidated statements of financial position.

•
Amortization and depreciation expense:  Under Canadian GAAP, depreciation of property and equipment and amortization of patents and intangible assets were separately presented in the consolidated statements of earnings and comprehensive income.  Under IFRS, amortization and depreciation expenses are included within the appropriate operating expense category and not separately presented.

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP consolidated statement of financial position and equity reconciliation at April 1, 2010 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$5,069,763			$5,069,763
Funds held for merchants	5,804,752			5,804,752
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $31,463	799,584			799,584
Corporate taxes receivable	1,072,930			1,072,930
Prepaid expenses	416,507			416,507
Current portion of deferred tax assets	1,280,860	$(1,280,860)		-
Total current assets	14,619,396	(1,280,860)	-	13,338,536

Property and equipment, net	219,580			219,580
Patents	455,304			455,304
Restricted cash	255,247			255,247
Deferred tax assets	2,406,473	1,280,860		3,687,333
Goodwill	17,874,202			17,874,202
Other intangible assets	4,710,337			4,710,337
Other assets	20,641			20,641
Total assets	$40,561,180	$-	$-	$40,561,180

LIABILITIES

Current liabilities
Accounts payable	$836,274			$836,274
Accrued liabilities	1,040,443			1,040,443
Corporate taxes payable	-			-
Funds due to merchants	5,804,752			5,804,752
Current portion of obligations under finance lease	11,195			11,195
Current portion of deferred revenue	1,325,983			1,325,983
Total current liabilities	9,018,647	-	-	9,018,647

Obligations under finance lease	9,840			9,840

Deferred revenue	2,155,162			2,155,162

Total liabilities	11,183,649	-	-	11,183,649

EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 27,241,408 issued and outstanding	50,152,385			50,152,385

Contributed surplus	7,952,343	$(649,500)	$684,884	7,987,727
Warrants	-	649,500		649,500
Deficit	(28,877,282)		(684,884)	(29,562,166)
Accumulated other comprehensive income	150,085			150,085
Total equity	29,377,531	-	-	29,377,531

Total liabilities and equity	$40,561,180	$-	$-	$40,561,180

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all dollar amounts are U.S. dollars)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP consolidated statement of financial position and equity reconciliation at March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassifications under IFRS	Share-based payments	Restated under IFRS
ASSETS

Current assets
Cash and cash equivalents	$26,917,491			$26,917,491
Funds held for merchants	7,164,420			7,164,420
Restricted cash	175,000			175,000
Accounts receivable, less allowance of $28,152	1,103,529			1,103,529
Corporate taxes receivable	101,162			101,162
Prepaid expenses	266,066			266,066
Current portion of deferred tax assets	428,240	$(428,240)		-
Total current assets	36,155,908	(428,240)	-	35,727,668

Property and equipment, net	163,222			163,222
Patents	287,877			287,877
Restricted cash	262,644			262,644
Deferred tax assets	761,507	428,240		1,189,747
Goodwill	17,874,202			17,874,202
Other intangible assets	4,215,187			4,215,187
Other assets	21,041			21,041

Total assets	$59,741,588	$-	$-	$59,741,588

LIABILITIES

Current liabilities
Accounts payable	$702,820			$702,820
Accrued liabilities	1,390,847			1,390,847
Corporate taxes payable	4,796,157			4,796,157
Funds due to merchants	7,164,420			7,164,420
Current portion of obligations under finance lease	2,460			2,460
Current portion of deferred revenue	1,420,228			1,420,228
Total current liabilities	15,476,932	-	-	15,476,932

Obligations under finance lease	7,380			7,380

Deferred revenue	935,979			935,979
Total liabilities	16,420,291	-	-	16,420,291

EQUITY

Capital stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-			-
Common shares, no par value, 100,000,000 shares authorized, 28,127,184 issued and outstanding	53,557,276			53,557,276

Contributed surplus	7,959,595	$(113,662)	$973,072	8,819,006
Warrants	-	113,662		113,662
Deficit	(18,590,128)		(973,072)	(19,563,201)
Accumulated other comprehensive income	394,554			394,554
Total equity	43,321,297	-	-	43,321,297

Total liabilities and equity	$59,741,588	$-	$-	$59,741,588

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP consolidated statement of earnings and comprehensive income for the fiscal year ended March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Reclassification under IFRS	Share-based payments	Restated under IFRS

REVENUE	$47,160,490	$-	$-	$47,160,490
COSTS OF REVENUE	22,701,437	60,229	20,305	22,781,971
GROSS PROFIT	24,459,053	(60,229)	(20,305)	24,378,519

OPERATING EXPENSES
General and administrative	4,337,980	206,685	87,401	4,632,066
Sales and marketing	624,930	402,670	133,556	1,161,156
Product development and enhancement	559,041	117,062	46,927	723,030
Amortization of property and equipment	124,070	(124,070)		-
Amortization of intangible assets	662,576	(662,576)		-
INCOME BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	18,150,456	-	(288,189)	17,862,267

Foreign exchange loss	(205,472)			(205,472)
Other expenses	(5,549)			(5,549)
Interest income	48,330			48,330
INCOME BEFORE INCOME TAXES	17,987,765		(288,189)	17,699,576

Income tax expense
Current	5,203,025			5,203,025
Deferred	2,497,586			2,497,586
	7,700,611			7,700,611

NET INCOME	$10,287,154		$(288,189)	$9,998,965

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	244,469			244,469

TOTAL COMPREHENSIVE INCOME	$10,531,623		$(288,189)	$10,243,434

EARNINGS PER SHARE, basic	$0.38		$(0.01)	$0.37

EARNINGS PER SHARE, diluted	$0.37		$(0.01)	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	27,342,799			27,342,799
Diluted	27,844,113			27,844,113

 LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise indicated, all amounts are U.S. dollars)

18.	TRANSITION TO IFRS (continued)

The Canadian GAAP consolidated statement of cash flows for the fiscal year ended March 31, 2011 has been reconciled to IFRS as follows:

	Previously reported under Canadian GAAP	Share-based payments	Restated under IFRS

Operating Activities:
Net income	$10,287,154	$(288,189)	$9,998,965
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	124,070		124,070
Amortization of intangible assets	662,576		662,576
Share-based payments	1,163,496	288,189	1,451,685
Foreign exchange gain	(3,592)		(3,592)
Deferred income taxes	2,497,586		2,497,586

Changes in non-cash operating working capital
Accounts receivable	(262,848)		(262,848)
Corporate taxes receivable	1,002,041		1,002,041
Prepaid expenses	154,307		154,307
Accounts payable and accrued liabilities	170,393		170,393
Corporate taxes payable	4,796,157		4,796,157
Deferred revenue	(1,133,735)		(1,133,735)
Net cash provided by operating activities	19,457,605	-	19,457,605

Investing Activities:
Acquisition of property and equipment	(63,473)		(63,473)
Net cash used in investing activities	(63,473)	-	(63,473)

Financing Activities:
Principal payments on finance leases	(11,047)		(11,047)
Proceeds from exercise of stock options	1,126,648		1,126,648
Proceeds from exercise of warrants	1,122,000		1,122,000
Net cash provided by financing activities	2,237,601	-	2,237,601

Effects of foreign exchange rate changes on cash and cash equivalents	215,995	-	215,995

INCREASE IN CASH AND CASH EQUIVALENTS	21,847,728	-	21,847,728

Cash and cash equivalents, beginning of year	5,069,763	-	5,069,763

Cash and cash equivalents, end of year	$26,917,491	$-	$26,917,491