Form 10-Q
period 2012-06-30
LML PAYMENT SYSTEMS INC
filed 2012-08-14
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of the registrant's Common Stock outstanding as of August 3, 2012 was 28,246,684.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)	1
	Consolidated Statements of Financial Position (unaudited) at June 30, 2012 and March 31, 2012
	Consolidated Statements of Earnings and Comprehensive Income (unaudited) for the Three Months Ended June 30, 2012 and 2011	2
	Consolidated Statements of Shareholders' Equity (unaudited) for the Three Months Ended June 30, 2012 and 2011	3
	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended June 30, 2012 and 2011	4
	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors
		25
Item 6.	Exhibits
		25
	SIGNATURE PAGE

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In U.S. Dollars, except as noted below)
(unaudited)

	June 30,	March 31,
	2012	2012
ASSETS		(Restated – Note 2)

Current Assets
Cash and cash equivalents	$27,560,561	$26,783,754
Funds held for merchants	12,954,151	9,485,182
Short-term investments	3,237,169	3,290,393
Restricted cash (Note 5(b))	175,000	175,000
Accounts receivable, less allowance of $26,867 (March 31, 2012 - $27,397)	1,428,230	1,272,580
Inventory	38,205	-
Corporate taxes receivable	275,606	373,939
Prepaid expenses	271,585	331,361
Total current assets	45,940,507	41,712,209

Property and equipment, net	123,305	121,496
Patents	75,775	120,457
Restricted cash (Note 5(b))	254,896	258,095
Deferred tax assets	855,673	809,951
Goodwill	17,874,202	17,874,202
Other intangible assets	3,596,250	3,720,037
Other assets	20,624	20,796

Total assets	$68,741,232	$64,637,243

LIABILITIES

Current Liabilities
Accounts payable	$674,894	$720,666
Accrued liabilities	1,412,982	1,445,490
Corporate taxes payable	835,439	386,607
Funds due to merchants	12,954,151	9,485,182
Current portion of obligations under finance lease	2,460	2,460
Current portion of deferred revenue	1,092,814	1,342,828
Total current liabilities	16,972,740	13,383,233

Obligations under finance lease	4,125	4,920

Total liabilities	16,976,865	13,388,153

EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 28,246,684 issued and outstanding (March 31, 2012 - 28,246,684)	53,918,912	53,918,912

Contributed surplus	10,200,701	10,001,594
Warrants	113,662	113,662
Deficit	(12,610,231)	(13,057,560)
Accumulated other comprehensive income	141,323	272,482
Total equity	51,764,367	51,249,090

Total liabilities and equity	$68,741,232	$64,637,243

Approved by the Board and authorized for issuance on August 9, 2012

/s/ Patrick H. Gaines	/s/ Greg A. MacRae
Board of Directors	Board of Directors

See accompanying notes to the unaudited consolidated financial statements.

~1~

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In U.S. Dollars, except share data)
(unaudited)

	Three Months Ended
	June 30
	2012	2011
		(Restated - Note 2)

REVENUE	$5,613,032	$5,969,265
COST OF REVENUE	3,250,972	3,321,826
GROSS PROFIT	2,362,060	2,647,439

OPERATING EXPENSES
General and administrative	966,187	931,004
Sales and marketing	251,224	307,510
Product development and enhancement	309,974	273,695
INCOME BEFORE OTHER INCOME AND INCOME TAXES	834,675	1,135,230

Foreign exchange (loss) gain	(4,206)	31,650
Interest income	26,757	17,177
INCOME BEFORE INCOME TAXES	857,226	1,184,057

Income tax expense (recovery)
Current	455,619	206,197
Deferred	(45,722)	290,514
	409,897	496,711

NET INCOME	447,329	687,346

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange (loss) gain on translation of foreign operations	(131,159)	14,363

TOTAL COMPREHENSIVE INCOME	$316,170	$701,709

EARNINGS PER SHARE, basic and diluted	$0.02	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,246,684	28,149,725
Diluted	28,626,607	28,987,253

See accompanying notes to the unaudited consolidated financial statements.

~2~

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)
(unaudited)

					Accumulated
					Other
	Common		Contributed		Comprehensive
	Shares	Amount	Surplus	Warrants	Income (Loss)	Deficit	Total
Balance as at April 1, 2011	28,127,184	$53,557,276	$8,819,006	$113,662	$394,554	$(19,563,201)	$43,321,297

Net income (Restated – Note 2)	-	-	-	-	-	687,346	687,346
Change in cumulative translation adjustment	-	-	-	-	14,363	-	14,363
Exercise of stock options	106,250	205,375	-	-	-	-	205,375
Reallocation of contributed surplus on exercise of options	-	121,008	(121,008)	-	-	-	-
Share-based payments	-	-	136,437	-	-	-	136,437
Balance as at June 30, 2011 (Restated – Note 2)	28,233,434	$53,883,659	$8,834,435	$113,662	$408,917	$(18,875,855)	$44,364,818

Balance as at April 1, 2012	28,246,684	$53,918,912	$10,001,594	$113,662	$272,482	$(13,057,560)	$51,249,090

Net income	-	-	-	-		447,329	447,329
Change in cumulative translation adjustment	-	-	-	-	(131,159)	-	(131,159)
Share-based payments	-	-	199,107	-	-	-	199,107
Balance as at June 30, 2012	28,246,684	$53,918,912	$10,200,701	$113,662	$141,323	$(12,610,231)	$51,764,367

See accompanying notes to the unaudited consolidated financial statements.

~3~

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(unaudited)

	Three Months Ended
	June 30
	2012	2011
		(Restated - Note 2)
Operating Activities:
Net income	$447,329	$687,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of property and equipment	22,200	34,240
Amortization of intangible assets	168,469	165,645
Share-based payments	199,107	136,437
Deferred income taxes	(45,722)	290,514
Foreign exchange loss (gain)	53,981	(3,703)

Changes in non-cash operating working capital
Accounts receivable	(180,243)	(874,550)
Corporate taxes receivable	97,098	(59,169)
Inventory	(38,505)	-
Prepaid expenses	56,716	21,507
Accounts payable and accrued liabilities	(52,376)	(138,024)
Corporate taxes payable	460,078	(4,338,755)
Deferred revenue	(241,025)	(309,206)
Net cash provided by (used in) operating activities	947,107	(4,387,718)

Investing Activities:
Acquisition of property and equipment	(26,531)	(21,242)
Net cash used in investing activities	(26,531)	(21,242)

Financing Activities:
Proceeds from exercise of stock options	-	205,375
Net cash provided by financing activities	-	205,375

Effects of foreign exchange rate changes on cash and cash equivalents	(143,769)	12,387

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	776,807	(4,191,198)

Cash and cash equivalents, beginning of period	26,783,754	26,917,491

Cash and cash equivalents, end of period	$27,560,561	$22,726,293

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Taxes paid	$-	$4,599,921

See accompanying notes to the unaudited consolidated financial statements.

~4~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Nature of Operations

LML Payment Systems Inc. (a Yukon Territory corporation) and its subsidiaries (the "Corporation"), see Note 3, is a financial payment processor providing electronic payment, risk management, and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.  Its corporate office address is 1140 West Pender Street, Suite 1680, Vancouver, British Columbia, Canada.  The Corporation links merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  The Corporation has partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable its customers to safely and reliably conduct e-Commerce.  The Corporation provides its electronic payment, authentication and risk management services to over 14,000 businesses and organizations in Canada and the United States of America (“U.S.”).  The Corporation also provides check processing solutions including primary and secondary check collection including electronic check re-presentment (RCK) to retailers in the U.S.

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

2.	Restatement of Comparative Figures

The Corporation has restated its comparative figures for the fiscal year ended March 31, 2012 and the related three month interim periods.

The decision to restate these comparative figures was made by the Corporation’s Audit Committee upon management’s recommendation following the identification of an error related to the recognition of revenue that occurred during the fiscal year ended March 31, 2012.  The error resulted in a non-material misstatement to the Corporation's fiscal 2012 year-end consolidated financial statements which the Corporation has determined will need to be adjusted and presented to the comparative amounts in its interim and annual consolidated financial statements for the fiscal year ended March 31, 2013. The general nature and scope of the related error and adjustments are summarized as follows:

Error in revenue recognition — The Corporation identified an error relating to the recognition of revenue that occurred during the fiscal year ended March 31, 2012 resulting in a non-material misstatement to the fiscal 2012 year-end consolidated financial statements.  An analysis of the Corporation’s billing report during the three months ended June 30, 2012 resulted in the identification of three customers whereby the accounting of the revenue pertaining to these three customers was erroneous.  The three customers receive their monthly invoices independent of the Corporation’s automated electronic monthly invoicing systems. The Corporation erroneously recorded to its accounting system revenue from both the electronic invoicing system and the invoices independently sent to these three customers resulting in a duplication of the revenue amounts from these three customers.

As a result of this error, revenue for the fiscal year ended March 31, 2012 was overstated by $300,101 and current income tax expense by $78,027.  Net income was also overstated by $222,074 from previously reported net income of $6,727,715 to restated net income of $6,505,641.  Basic and diluted earnings per share were overstated by $0.01 per share, from $0.24 and $0.23 respectively to $0.23 and $0.22 respectively.  Accounts receivable as at March 31, 2012 was overstated $329,905 while corporate taxes payable and current portion of deferred revenue was overstated $78,437 and $28,268, respectively, with a net understatement of the Corporation’s deficit balance at March 31, 2012 of $222,074.  For the three months ended June 30, 2011, revenue was overstated by $7,059 and current income tax expense by $1,835, with a net understatement of the Corporation’s deficit balance at June 30, 2011 of $5,224.

~5~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Restatement of Comparative Figures (continued)

The following tables present the adjustments due to the restatements of the Corporation’s previously issued audited consolidated statement of financial position as of March 31, 2012, unaudited consolidated statements of earnings and comprehensive income for the three month period ended June 30, 2011, and unaudited consolidated statements of cash flows for the three month period ended June 30, 2011:

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS AT MARCH 31, 2012
(In U.S. Dollars, except as noted below)

	Previously Reported	Adjustments	As restated
ASSETS			(unaudited)
Current Assets
Cash and cash equivalents	$26,783,754		$26,783,754
Funds held for merchants	9,485,182		9,485,182
Short-term investments	3,290,393		3,290,393
Restricted cash	175,000		175,000
Accounts receivable, less allowance of $27,397	1,602,485	$(329,905)	1,272,580
Corporate taxes receivable	373,939		373,939
Prepaid expenses	331,361		331,361
Total current assets	42,042,114	(329,905)	41,712,209

Property and equipment, net	121,496		121,496
Patents	120,457		120,457
Restricted cash	258,095		258,095
Deferred tax assets	809,951		809,951
Goodwill	17,874,202		17,874,202
Other intangible assets	3,720,037		3,720,037
Other assets	20,796		20,796

Total assets	$64,967,148	$(329,905)	$64,637,243

LIABILITIES

Current Liabilities
Accounts payable	$720,666		$720,666
Accrued liabilities	1,445,490		1,445,490
Corporate taxes payable	465,044	$(78,437)	386,607
Funds due to merchants	9,485,182		9,485,182
Current portion of obligations under finance lease	2,460		2,460
Current portion of deferred revenue	1,371,096	(28,268)	1,342,828
Total current liabilities	13,489,938	(106,705)	13,383,233

Obligations under finance lease	4,920		4,920

Total liabilities	13,494,858	(106,705)	13,388,153

EQUITY

Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-		-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-		-
Common shares, no par value, 100,000,000 shares authorized, 28,246,684 issued and outstanding	53,918,912		53,918,912

Contributed surplus	10,001,594		10,001,594
Warrants	113,662		113,662
Deficit	(12,835,486)	(222,074)	(13,057,560)
Accumulated other comprehensive income	273,608	(1,126)	272,482
Total equity	51,472,290	(223,200)	51,249,090
Total liabilities and equity	$64,967,148	$(329,905)	$64,637,243

~6~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Restatement of Comparative Figures (continued)

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011
(In U.S. Dollars, except share data)
(unaudited)

	Previously Reported	Adjustments	As restated

REVENUE	$5,976,324	$(7,059)	$5,969,265
COST OF REVENUE	3,321,826		3,321,826
GROSS PROFIT	2,654,498	(7,059)	2,647,439

OPERATING EXPENSES
General and administrative	931,004		931,004
Sales and marketing	307,510		307,510
Product development and enhancement	273,695		273,695
INCOME BEFORE OTHER INCOME AND INCOME TAXES	1,142,289	(7,059)	1,135,230

Foreign exchange gain	31,650		31,650
Interest income	17,177		17,177
INCOME BEFORE INCOME TAXES	1,191,116	(7,059)	1,184,057

Income tax expense (recovery)
Current	208,032	(1,835)	206,197
Deferred	290,514		290,514
	498,546	(1,835)	496,711

NET INCOME	692,570	(5,224)	687,346

OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations	14,363		14,363

TOTAL COMPREHENSIVE INCOME	$706,933	$(5,224)	$701,709

EARNINGS PER SHARE, basic and diluted	$0.02	$(0.00)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,149,725		28,149,725
Diluted	28,987,253		28,987,253

~7~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Restatement of Comparative Figures (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011
(In U.S. Dollars)
(unaudited)

	Previously Reported	Adjustments	As restated

Operating Activities:
Net income	$692,570	$(5,224)	$687,346
Adjustments to reconcile net income to net cash used in operating activities
Amortization of property and equipment	34,240		34,240
Amortization of intangible assets	165,645		165,645
Share-based payments	136,437		136,437
Deferred income taxes	290,514		290,514
Foreign exchange gain	(3,703)		(3,703)

Changes in non-cash operating working capital
Accounts receivable	(884,868)	10,318	(874,550)
Corporate taxes receivable	(59,169)		(59,169)
Prepaid expenses	21,507		21,507
Accounts payable and accrued liabilities	(138,024)		(138,024)
Corporate taxes payable	(4,336,920)	(1,835)	(4,338,755)
Deferred revenue	(305,947)	(3,259)	(309,206)
Net cash used in operating activities	(4,387,718)	-	(4,387,718)

Investing Activities:
Acquisition of property and equipment	(21,242)		(21,242)
Net cash used in investing activities	(21,242)	-	(21,242)

Financing Activities:
Principal payments on finance leases	-		-
Proceeds from exercise of stock options	205,375		205,375
Net cash provided by financing activities	205,375	-	205,375

Effects of foreign exchange rate changes on cash and cash equivalents	12,387	-	12,387

DECREASE IN CASH AND CASH EQUIVALENTS	(4,191,198)	-	(4,191,198)

Cash and cash equivalents, beginning of period	26,917,491	-	26,917,491

Cash and cash equivalents, end of period	$22,726,293	-	$22,726,293

Supplemental disclosure of cash flow information
Interest paid	$-		$-
Taxes paid	$4,599,921		$4,599,921

~8~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Basis of Presentation

These unaudited interim consolidated financial statements, including comparatives, have been prepared in accordance with International Accounting Standard (“IAS”) 34 “Interim Financial Reporting”.  The accounting policies used in preparing these interim consolidated financial statements are consistent with the accounting policies used in the preparation of the Corporation’s annual consolidated financial statements for the year ended March 31, 2012.

These interim consolidated financial statements do not include all disclosures required by International Financial Reporting Standards (“IFRS”) for annual consolidated financial statements and, accordingly, should be read in conjunction with the Corporation’s audited consolidated financial statements for the year ended March 31, 2012 presented under IFRS.  The results for the three months ended June 30, 2012 may not be indicative of the results that may be expected for the full fiscal year or any other period.

The interim consolidated financial statements are presented in United States Dollars, except when otherwise indicated.

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries as set out below. All significant inter-company balances and transactions have been eliminated on consolidation.

CANADA	UNITED STATES
Legacy Promotions Inc.	LML Corp.
Beanstream Internet Commerce Inc. (“Beanstream”)	LML Patent Corp.
LML Payment Systems Corp.
Beanstream Internet Commerce Corp.

4.	Significant Accounting Policies

(a)	Inventory

The Corporation’s inventory is comprised of credit card magnetic stripe readers used to communicate with mobile devices.  Inventory is recorded at the lower of cost and net realizable value.  The cost of inventory is comprised of purchase costs and costs incurred in bringing the inventories to their present location and condition.  Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated selling costs.

(b)	New standards and interpretations not yet adopted

Standards issued but not yet effective up to the date of issuance of the Corporation’s consolidated financial statements are listed below.  This listing is of standards and interpretations issued which the Corporation reasonably expects to be applicable at a future date.  The Corporation intends to adopt those standards when they become effective.  The Corporation has yet to assess the full impact of these standards on the interim consolidated financial statements.

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

~9~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Significant Accounting Policies (continued)

IFRS 10 - Consolidated Financial Statements

The Corporation will be required to adopt IFRS 10 Consolidated Financial Statements (“IFRS 10”) effective for annual periods beginning on or after January 1, 2013, with earlier application permitted. IFRS 10 replaces the consolidation requirements in IAS 27 Consolidated and Separate Financial Statements (“IAS 27”) and interpretation SIC-12 Consolidation—Special Purpose Entities (“SIC-12”). IFRS 10 provides a revised definition of control and related application guidance so that a single control model can be applied to all entities. IFRS 10 also enhances disclosures about consolidated and unconsolidated entities to be published in a separate comprehensive disclosure standard related to involvement in other entities. The Corporation has not early adopted this standard.

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

~10~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Financial Instruments (Continued)

Carrying value and fair value of financial assets and liabilities as at June 30, 3012 and March 31, 2012 are summarized as follows:

			March 31, 2012
	June 30, 2012		(As restated – Note 2)
	Carrying Value	Fair Value	Carrying Value	Fair Value

Loans and receivables	$45,610,007	$45,610,007	$41,265,004	$41,265,004
Other financial liabilities	$15,042,027	$15,042,027	$11,651,338	$11,651,338

(b)	Restricted cash

Under the terms of the processing agreement with one of the Corporation’s processing banks, the Corporation pledged a deposit of $175,000 (March 31, 2012 - $175,000) against charge back losses.  Non-current restricted cash represents funds held by a third party processor as security for the Corporation’s merchant accounts.

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

As at June 30, 2012 and March 31, 2012, the Corporation is exposed to currency risk through its cash and cash equivalents, restricted cash, funds held for merchants, accounts receivable, accounts payable, accrued liabilities, and funds due to merchants denominated in Canadian dollars (U.S. dollars for Beanstream).

Based on the foreign currency exposure as at June 30, 2012 and March 31, 2012 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $186,531 and $88,613, respectively, in the Corporation’s foreign currency loss/gain.

As at June 30, 2012 and March 31, 2012 the Corporation’s Canadian Beanstream subsidiary was exposed to currency risk on the translation of its financial instruments to U.S. dollars.  Beanstream’s financial instruments are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.   Gains and losses arising on the translation of Beanstream’s financial instruments are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income. Based on the foreign currency exposure as at June 30, 2012 and March 31, 2012 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $367,382 and $212,574, respectively, in the Corporation’s other comprehensive income.

~11~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at June 30, 2012, the balance of the Corporation’s allowance for doubtful accounts was $26,867 (March 31, 2012 - $27,397).  The Corporation has good credit history with its customers and the amounts due from them are usually received as expected.

Pursuant to their respective terms, gross accounts receivable are aged as follows at June 30, 2012:

0-30 days	$1,262,155
31-60 days	-
61-90 days	11,551
Over 90 days due	181,391
$1,455,097

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection.  At June 30, 2012, three customers accounted for 19%, 10% and 10% of the Corporation’s accounts receivable balance (March 31, 2012 – 21%, 11%, and 5%).

~12~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Financial Instruments (continued)

(e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they become due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

	June 30, 2012
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at June 30, 2012
Accounts payable and accrued liabilities	$2,087,876	$2,087,876	$-	$-	$-
Funds due to merchants	12,954,151	12,954,151	-	-	-
Capital lease obligations	6,585	2,460	4,125	-	-
Total	$15,048,612	$15,044,487	$4,125	$-	$-

	March 31, 2012
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at March 31, 2012
Accounts payable and accrued liabilities	$2,166,156	$2,166,156	$-	$-	$-
Funds due to merchants	9,485,182	9,485,182	-	-	-
Capital lease obligations	7,380	2,460	4,920	-	-
Total	$11,658,718	$11,653,798	$4,920	$-	$-

6.	Related Party Transactions

Compensation of key management personnel for the three month periods ended June 30, 2012 and 2011 are as follows:

	Three month period ended
	June 30, 2012	June 30, 2011

Short-term employee benefits	$194,027	$157,105
Share-based payments	113,696	70,695
Total	$307,723	$227,800

The amounts disclosed in the table are the amounts recognized as an expense during the reporting period related to key management personnel.

~13~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	Income Taxes

At June 30, 2012, the Corporation had Canadian non-capital loss carry-forwards for income tax purposes of approximately $482,180 expiring in 2033.  Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets as of June 30, 2012 and March 31, 2012 are as follows:

	June 30, 2012	March 31, 2012
Deferred tax assets:
Excess of tax value over the net book value for capital assets	$573,434	$612,680
Canadian non-capital loss carry-forwards	120,545	39,922
Other	161,694	157,349
Total deferred tax assets	$855,673	$809,951

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using an approximate 25% statutory tax rate at June 30, 2012 and an approximate 26% statutory tax rate at June 30, 2011, is as follows:

	June 30, 2012	June 30, 2011
		(As restated – Note 2)

Income taxes at statutory rates	$244,792	$299,826
Share-based payments and other permanent differences	74,838	83,321
Effect of U.S. tax rates	74,884	118,014
Effect of foreign exchange translation of foreign currency denominated deferred income tax assets	-	2,369
Effect of change in tax rates and other	15,383	(6,819)
	$409,897	$496,711

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

8.	Commitments and Contingencies

Reexamination Proceedings

On May 11, 2010, four of the defendants (the “Third Party Requesters”) in the patent litigation commenced by a subsidiary of the Corporation in 2008 (which has since been resolved and is now closed) submitted a request for an inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the Corporation’s U.S. Patent No. RE40,220 (the “40,220 Patent”).  Prior to the Corporation’s fiscal year ended March 31, 2012, the USPTO rejected 16 of the 100 claims described by the 40,220 Patent.  The rejected claims continue to be subject to re-examination; however, they will remain valid and enforceable until the 40,220 Patent expires on January 16, 2013 unless they are cancelled prior to that date.  During the three months ended June 30, 2012, there were no material developments relating to the inter-partes proceeding.

~14~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Commitments and Contingencies (continued)

In response (in part) to the inter-partes reexamination proceeding, on June 17, 2011, the subsidiary of the Corporation filed a separate ex-parte reexamination request with the USPTO with respect to other claims described in the 40,220 Patent.  As part of this request, the subsidiary of the Corporation requested amendments to certain claims and also requested the addition of new claims and the cancellation of certain claims described in the 40,220 Patent.  On September 13, 2011, the USPTO issued an order granting an ex-partes reexamination with respect to the 40,220 Patent.  On January 4, 2012, the USPTO issued a non-final office action in the ex-parte reexamination proceeding pursuant to which: (i) certain claims described by the 40,220 Patent were subject to reexamination; (ii) certain other claims were cancelled (as the subsidiary of the Corporation requested); (iii) certain other claims were rejected, and (iv) new claims were added.  Following the February 1, 2012 response of the subsidiary of the  Corporation and an examiner interview, the USPTO issued a Notice of Intent to Issue a Reexam Certificate on March 20, 2012. On May 2, 2012 the USPTO issued an Ex-Parte Reexamination Certificate in the ex-parte reexamination proceeding.  On the Certificate, certain amended and added claims were confirmed and other claims were cancelled, as the subsidiary of the Corporation had requested in its originally filed ex-parte reexamination request.  As a result of the issuance of the Ex-Parte Reexamination Certificate, the ex-parte reexamination proceeding is closed.   The Third Party Requesters did not have the right to participate in the ex-parte reexamination proceeding.

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

Check Processing (“CP”) operations involve primary and secondary check collection including electronic check re-presentment (“RCK”).

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

~15~

LML PAYMENT SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Industry and Geographic Segments (continued)

Financial information for each reportable segment for the three months ended June 30, 2012 and 2011 is as follows:

Three Months Ended	TPP	IPL	CP	Reconciling		Consolidated
June 30, 2012	Canada	U.S.	U.S.	Items		Total

Total revenue	$4,620,767	$424,119	$568,146	$-		$5,613,032
Revenue: major customers	-	305,556	377,158	-		682,714
Cost of revenue	2,883,208	535	327,546	29,013	1	3,240,302	5
General and administrative	213,347	8,011	99,539	595,075	2	915,972	5
Sales and marketing	146,206	-	4,433	-	1	150,639	5
Product development and enhancement	261,329	-	-	19,446	1	280,775	5
Amortization and depreciation	14,993	44,682	6,858	124,136	3	190,669	5
Income (losses) before income taxes	1,200,577	373,634	130,383	(847,368)	4	857,226

Three Months Ended	TPP	IPL	CP	Reconciling		Consolidated
June 30, 2011 (As Restated – Note 2)	Canada	U.S.	U.S.	Items		Total

Total revenue	$3,678,793	$1,681,548	$608,924	$-		$5,969,265
Revenue: major customers	528,359	1,250,000	374,178	-		2,152,537
Cost of revenue	2,219,626	683,248	392,741	10,916	1	3,306,531	5
General and administrative	228,946	11,279	99,734	538,626	2	878,585	5
Sales and marketing	197,619	-	4,354	3,639	1	205,612	5
Product development and enhancement	234,689	-	-	8,733	1	243,422	5
Amortization and depreciation	20,961	41,855	10,007	127,062	3	199,885	5
Income (losses) before income taxes	802,797	948,601	103,308	(670,649)	4	1,184,057

1	Represents share-based payments included in the unallocated corporate or centralized marketing, general and administrative expenses.
2	Represents share-based payments and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Amortization of property and equipment has not been allocated to other cost categories as presented in the consolidated statements of earnings and comprehensive income.

~16~

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report on Form 10-Q to the “Corporation”, “LML”, “we”, “us” or “our” refer to LML Payment Systems Inc. and its direct and indirect subsidiaries.  LML Payment Systems Inc.'s direct subsidiaries include Beanstream Internet Commerce Inc., LML Corp. and Legacy Promotions Inc.  LML Corp.'s subsidiaries are LML Patent Corp., LML Payment Systems Corp. and Beanstream Internet Commerce Corp. Unless otherwise specified herein, all references herein to dollars or “$” are to U.S. Dollars.

We are incorporated under the Yukon Business Corporations Act and qualify as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  While not required to do so, we continue to voluntarily report utilizing domestic forms, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, with the Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto for the three months ended June 30, 2012 included therein, which have been prepared in accordance with IFRS as issued by the IASB.  We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information.  Quarterly operating results have varied significantly in the past and can be expected to vary in the future.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

Forward Looking Information

All statements other than statements of historical fact contained herein are forward-looking statements.  Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “estimate,” “intend,” “project,” “potential” or “expect” or similar statements.  The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of marketing our services, the volume and total value of transactions processed by merchants utilizing our services, the renewal of material contracts in our business, our ability to anticipate and respond to technological changes, particularly with respect to financial payments and eCommerce, in a highly competitive industry characterized by rapid technological change and rapid rates of product obsolescence, our ability to develop and market new product enhancements and new products and services that respond to technological change or evolving industry standards, no unanticipated developments relating to previously disclosed lawsuits against us, and the cost of protecting our intellectual property.  Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of our operations in the future may vary widely due to technological change, increased competition, new government regulation or intervention in the industry, general economic conditions and other risks described in our filings with the Securities and Exchange Commission.  Accordingly, the actual results of our operations in the future may vary widely from the forward-looking statements included herein.  All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

Overview

We are a financial payment processor operating three separate lines of business:  transaction payment processing, intellectual property licensing and check processing. Our transaction payment processing services consist predominantly of Internet-based services, while our check processing services involve predominantly traditional and electronic check processing and recovery services that do not utilize the Internet.  While we have historically generated significant amounts of non-recurring revenue associated with our intellectual property licensing initiatives (see “—Resolution of Patent Infringement Litigation” below), our transaction payment processing services are (and are expected to be for the foreseeable future) our principal line of business, while our other lines of business (including our electronic check processing services and intellectual property licensing initiatives) are less significant to the financial performance of our company.

~17~

Resolution of Patent Infringement Litigation

On November 19, 2008, we filed a patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against multiple financial institutions operating in the United States (the “2008 Patent Litigation”).  On June 4, 2009, we filed another patent infringement lawsuit in the U.S. district court for the Eastern District of Texas against six financial institutions operating in the United States (the “2009 Patent Litigation”).  In both patent infringement lawsuits, we alleged that the defendants were infringing our 40,220 Patent.  During our fiscal year ended March 31, 2012, we settled with (and/or dismissed our claims against) the last of the defendants in both the 2008 Patent Litigation and the 2009 Patent Litigation.  As a result, both lawsuits were closed during our 2012 fiscal year and we are not currently prosecuting any patent infringement claims against any parties.

Our primary source of revenue from our IPL segment operations for our fiscal years ended 2011 and 2012 was from revenue generated from the licensing and settlement agreements that we entered into in connection with our 2008 Patent Litigation and, to a lesser extent, our 2009 Patent Litigation.  Since both of those lawsuits have been closed and since the 40,220 Patent expires in January 2013, we expect a decline for the foreseeable future (starting with our 2013 fiscal year) in the number of new licensing agreements that we will enter into and, accordingly, we expect that the revenue generated in upcoming years from the licensing of our intellectual property estate will be substantially reduced from recent historical levels.  While the revenue derived in future periods from the licensing of our intellectual property estate may fluctuate significantly from time to time, we generally expect that going forward the revenue from our IPL segment operations will continue to be less significant to the overall financial performance of our company.

TPP Segment

Our TPP segment operations involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway and are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 14,000 customers primarily in Canada.

IPL Segment

Our IPL segment operations involve licensing our intellectual property estate, which includes five U.S. patents describing electronic check processing methods.    Licenses to our intellectual property estate are generally provided to licensees based on usage of the technology embodied in the patent(s) being licensed.  Some licensees pay ‘running royalties,’ which is a pay-as-you-go model, and other licensees pay a ‘one-time,’ fully paid-up royalty amount, also based on usage.  Licensees’ usage pertaining to these one-time, fully paid-up licenses is contractually determined and in some cases, in order to determine usage and to facilitate the negotiation of a license agreement, the commencement of litigation and the discovery process inherent therein (to determine usage), is employed.   These one-time, fully paid-up licenses are also non-exclusive, similar to the non-exclusive nature of many software licensing arrangements treated as product sales,  and the consideration is fixed and non-refundable with no trailing royalties or other variable consideration.  Since our 40,220 Patent (which is the primary patent that has generated IPL revenue for us in recent years) is set to expire in January 2013, we expect a decline for the foreseeable future (starting with our 2013 fiscal year) in the number of new licensing agreements that we will enter into.  Accordingly, we expect that the revenue generated in upcoming years from the licensing of our intellectual property estate will be substantially reduced from recent historical levels and expect that our IPL segment operations will continue to be less significant to the overall financial performance of our company.

~18~

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

Three months ended June 30, 2012 compared to three months ended June 30, 2011

	Three months ended June 30,		Variance
	2012	2011	$	%

Revenue	$5,613,000	$5,969,000	(356,000)	(6.0)
Costs of revenue	3,251,000	3,322,000	(71,000)	(2.1)
Gross profit	2,362,000	2,647,000	(285,000)	(10.8)

Operating expenses
General and administrative	966,000	931,000	35,000	3.8
Sales and marketing	251,000	307,000	(56,000)	(18.2)
Product development and enhancement	310,000	274,000	36,000	13.1
Income before other income (expenses) and income taxes	835,000	1,135,000	(300,000)	(26.4)

Foreign exchange (loss) gain	(4,000)	32,000	(36,000)	(112.5)
Interest income	27,000	17,000	10,000	58.8
Income before income taxes	858,000	1,184,000	(326,000)	(27.5)

Income tax expense
Current	456,000	206,000	250,000	121.4
Deferred	(46,000)	291,000	(337,000)	(115.8)
	410,000	497,000	(87,000)	(17.5)

Net income	$448,000	$687,000	(239,000)	(34.8)

~19~

Revenue

The following table compares the revenue generated by all three of our business segments during the three months ended June 30, 2012 and 2011:

	Three months ended June 30,		Variance
	2012	2011	$	%
Revenue
TPP Segment:
Transaction fees	$3,791,000	$2,925,000	866,000	29.6
One-time set-up fees recognized	65,000	55,000	10,000	18.2
Monthly fees including gateway	630,000	489,000	141,000	28.8
Software customization fees	18,000	134,000	(116,000)	(86.6)
Other	117,000	76,000	41,000	53.9
	4,621,000	3,679,000	942,000	25.6

IPL Segment:
Non-recurring licensing	-	1,250,000	(1,250,000)	-
Ongoing/Recognized deferred	424,000	431,000	(7,000)	(1.6)
	424,000	1,681,000	(1,257,000)	(74.8)

CP Segment:
Secondary check collections	489,000	529,000	(40,000)	(7.6)
Primary check collections	76,000	76,000	-	-
Other	3,000	4,000	(1,000)	(25.0)
	568,000	609,000	(41,000)	(6.7)

Total revenue	$5,613,000	$5,969,000	(356,000)	(6.0)

The decrease is total revenue for the three months ended June 30, 2012 is primarily attributable to the decrease in our non-recurring IPL segment revenue of approximately $1,250,000 offset by an increase in our TPP segment revenue of approximately $942,000.

TPP Segment

Revenue pertaining to our TPP segment consists of transaction fees, one-time set-up fees, monthly fees including gateway fees and software customization fees.  Total revenue from our TPP segment increased by approximately $942,000, or approximately 25.6%. Transaction fees for the three months ended June 30, 2012 increased by approximately $866,000 or approximately 29.6%; the amortized portion of one-time setup fees recognized increased approximately $10,000 or approximately 18.2%; monthly fees including gateway fees for the three months ended June 30, 2012 increased approximately $141,000 or approximately 28.8% while software customization fees decreased approximately $116,000 or approximately 86.6%. The increase in transaction fees, one-time set-up fees and monthly fees including gateway fees was primarily attributable to a 26.8% increase in our merchant base as at June 30, 2012 as compared to June 30, 2011.

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $1,257,000 or approximately 74.8% primarily due to the recognition of approximately $1,250,000 in non-recurring revenue from a license agreement entered into during the three months ended June 30, 2011.

CP Segment

CP segment revenue for the three months ended June 30, 2012 decreased by approximately $41,000 or approximately 6.7% primarily due to a decrease in collections of the principal amount and related fees of returned checks assigned for primary and secondary recovery.

~20~

Cost of Revenue

The following table compares the cost of revenue incurred by all three of our business segments during the three months ended June 30, 2012 and 2011:

	Three months ended June 30,		Variance
	2012	2011	$	%

Cost of revenue
TPP Segment	$2,883,000	$2,220,000	663,000	29.8
IPL Segment	-	683,000	(683,000)	-
CP Segment	328,000	393,000	(65,000)	(16.5)
Share-based payments	29,000	11,000	18,000	163.6
Depreciation of property and equipment	11,000	15,000	(4,000)	(26.7)
Total	$3,251,000	$3,322,000	(71,000)	(2.1)

Cost of revenue consists primarily of costs incurred by the TPP, IPL and CP operating segments. Within our TPP segment, these costs are incurred in the delivery of electronic payment transaction services and customer service support and include processing and interchange fees paid, other third-party fees, personnel costs and associated benefits. IPL segment costs of revenue are primarily legal retention fees and legal disbursement costs incurred in generating licensing revenue.  CP segment costs of revenue are primarily incurred in the delivery of check collection services and include third-party fees, personnel costs and associated benefits.

Costs of revenue decreased for the three months ended June 30, 2012 by approximately $71,000 or approximately 2.1%. This decrease was primarily attributable to a decrease of approximately $683,000 in IPL segment cost of revenue offset by an increase in TPP segment cost of revenue of approximately $663,000. The decrease in IPL segment costs was primarily due to a decrease of approximately $610,000 in the costs (primarily legal costs) incurred in connection with a license agreement entered into during the three months ended June 30, 2011. The increase in TPP segment costs was primarily attributable to an increase of approximately 35.6% in our transaction costs which include interchange, assessments and other transaction fees which coincided with increased transaction processing revenue. CP segment cost of revenue decreased approximately $65,000 or approximately 16.5% which coincided with the decrease in CP segment revenue for the three months ended June 30, 2012.

General and administrative expenses

The following table compares general and administrative expenses incurred by all three of our business segments as well as our corporate and support functions during the three months ended June 30, 2012 and 2011:

	Three months ended June 30,		Variance
	2012	2011	$	%
General and administrative expenses
TPP Segment	$213,000	$229,000	(16,000)	(7.0)
IPL Segment	8,000	11,000	(3,000)	(27.3)
CP Segment	100,000	100,000	-	-
Share-based payments	151,000	113,000	38,000	33.6
Depreciation of property and equipment	6,000	11,000	(5,000)	(45.5)
Amortization of patents	45,000	42,000	3,000	7.1
Other unallocated general and administrative expenses	443,000	425,000	18,000	4.2
Total	$966,000	$931,000	35,000	3.8

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

~21~

General and administrative expenses increased approximately $35,000 or approximately 3.8% for the three months ended June 30, 2012. The increase was primarily attributable to an increase in share-based payments of approximately $38,000 or approximately 33.6%. TPP segment general and administrative expenses decreased approximately $16,000 or approximately 7% primarily due to a decrease in wages and benefits of approximately $28,000.

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

Sales and marketing expenses decreased to approximately $251,000 from approximately $308,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of approximately $57,000 or approximately 18.5%. The decrease is primarily attributable to a decrease in TPP segment sales and marketing expenses of approximately $52,000 or approximately 26.3% from approximately $198,000 for the three months ended June 30, 2011 to approximately $146,000 for the three months ended June 30, 2012. The decrease in TPP segment sales and marketing expenses is primarily attributable to a decrease in wages and commissions of approximately $33,000, resulting from lower compensation costs for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Amortization expense for partner relationships and merchant contracts were approximately $97,000 for the three months ended June 30, 2012 and 2011 respectively.

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

Product development and enhancement expenses were approximately $310,000 for the three months ended June 30, 2012 as compared to approximately $274,000 for the three months ended June 30, 2011, an increase of approximately $36,000 or approximately 13.1%. The increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $26,000 or approximately 11.1% from approximately $235,000 for the three months ended June 30, 2011 to approximately $261,000 for the three months ended June 30, 2012. The increase in TPP product development and enhancement expenses is primarily attributable to an increase in compensation costs of approximately $23,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Amortization expense for existing technology was approximately $27,000 for each of the three months ended June 30, 2012 and 2011.

Interest Income

Interest income increased to approximately $27,000 from approximately $17,000 for the three months ended June 30, 2012 and 2011, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments.

Income Tax Expense (recovery)

Income tax expense (recovery) consists of current income taxes of approximately $456,000 for the three months ended June 30, 2012 compared to approximately $206,000 for the three months ended June 30, 2011, an increase in current income tax expense of approximately $250,000.  The increase in current income tax expense is primarily attributable to the utilization of certain tax loss carry-forwards against the taxable income of Beanstream during the prior fiscal three months ended June 30, 2011. There were no loss carry-forwards available to offset the taxable income of Beanstream during the current fiscal three months ended June 30, 2012. Deferred income tax recovery was approximately $46,000 for the three months ended June 30, 2012 compared to deferred income tax expense of approximately $291,000 for the three months ended June 30, 2011, a decrease in deferred income tax expense of approximately $337,000. The decrease in deferred income tax expense was primarily attributable to an increase in our Canadian non-capital loss carry-forwards of approximately $332,000 for the three months ended June 30, 2012 resulting in an increase in our deferred tax asset balance as at June 30, 2012.

~22~

Net Income

Net income decreased approximately $240,000 from approximately $687,000 for the three months ended June 30, 2011 to approximately $447,000 for the three months ended June 30, 2012.

Basic and diluted earnings per share were both approximately $0.02 for the three months ended June 30, 2012 and  2011, respectively.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $28,968,000 in working capital as of June 30, 2012 compared to approximately $28,329,000 in working capital as of March 31, 2012, an increase of approximately $639,000. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of approximately $777,000 for the three months ended June 30, 2012. Cash provided by operating activities was approximately $947,000 for the three months ended June 30, 2012, as compared to cash used in operating activities of approximately $4,388,000 for the three months ended June 30, 2011, an increase of approximately $5,335,000. The increase in cash provided by operating activities was primarily attributable to corporate tax payments made of approximately $NIL for the three months ended June 30, 2012 as compared to corporate tax payments made of approximately $4,600,000 for the three months ended June 30, 2011. Cash used in investing activities was approximately $27,000 for the three months ended June 30, 2012 as compared to approximately $21,000 for the three months ended June 30, 2011, an increase in cash used in investing activities of approximately $6,000. The increase in cash used in investing activities was primarily attributable to an increase in acquisition of property and equipment of approximately $6,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Cash provided by financing activities was approximately $NIL for the three months ended June 30, 2012 as compared to cash provided by financing activities of approximately $205,000 for the three months ended June 30, 2011, a decrease in cash provided by financing activities of approximately $205,000. The decrease in cash provided by financing activities was primarily attributable to proceeds from exercise of stock options of approximately $205,000 during the three months ended June 30, 2011. No stock options were exercised during the three months ended June 30, 2012.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of June 30, 2012, the Corporation’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies since March 31, 2012. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2012 filed with the Securities and Exchange Commission on June 20, 2012 (file no. 000-13959):

Contingencies

See Note 8. Commitments and Contingencies, for a discussion of contingencies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From March 31, 2012 until June 30, 2012, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the Securities and Exchange Commission on June 20, 2012 (file no. 000-13959).

~23~

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

~24~

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reexamination Proceedings

On May 11, 2010, four of the defendants (the “Third Party Requesters”) in the patent litigation that we commenced in 2008 (which has since been resolved and is now closed) submitted a request for an inter-partes reexamination to the USPTO regarding our 40,220 Patent.  Prior to our fiscal year ended March 31, 2012, the USPTO rejected 16 of the 100 claims described by the 40,220 Patent.  The rejected claims continue to be subject to re-examination; however, they will remain valid and enforceable until the 40,220 Patent expires on January 16, 2013 unless they are cancelled prior to that date.  During the three months ended June 30, 2012, there were no material developments relating to the inter-partes proceeding.

In response (in part) to the inter-partes reexamination proceeding, on June 17, 2011, we filed a separate ex-parte reexamination request with the USPTO with respect to other claims described in the 40,220 Patent.  As part of this request, we requested amendments to certain claims and also requested the addition of new claims and the cancellation of certain claims described in the 40,220 Patent.  On September 13, 2011, the USPTO issued an order granting an ex-partes reexamination with respect to the 40,220 Patent.  On January 4, 2012, the USPTO issued a non-final office action in the ex-parte reexamination proceeding pursuant to which: (i) certain claims described by the 40,220 Patent were subject to reexamination; (ii) certain other claims were cancelled (as we requested); (iii) certain other claims were rejected, and (iv) new claims were added.  Following our February 1, 2012 response and an examiner interview, the USPTO issued a Notice of Intent to Issue a Reexam Certificate on March 20, 2012. On May 2, 2012 the USPTO issued an Ex-Parte Reexamination Certificate in the ex-parte reexamination proceeding.  On the Certificate, certain amended and added claims were confirmed and other claims were cancelled, as we had requested in our originally filed ex-parte reexamination request.  As a result of the issuance of the Ex-Parte Reexamination Certificate, the ex-parte reexamination proceeding is closed.   The Third Party Requesters did not have the right to participate in the ex-parte reexamination proceeding.

Incidental Litigation

In addition to legal matters as previously reported in our Annual Report filed on Form 10-K for the year ended March 31, 2012, as filed with the Securities and Exchange Commission on June 20, 2012 (file no. 000-13959), we are party from time to time to ordinary litigation incidental to our business, none of which is expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our annual report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission on June 20, 2012 (file no. 000-13959).

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

~25~

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

August 13, 2012

~26~