Form 10-Q
period 2012-09-30
LML PAYMENT SYSTEMS INC
filed 2012-11-13
CIK 781891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

[]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 000-13959

LML PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

British Columbia	###-##-####
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

The number of shares of the registrant's Common Stock outstanding as of November 5, 2012 was 28,246,684.

LML PAYMENT SYSTEMS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

In this Quarterly Report on Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States Dollars.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LML PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In U.S. Dollars, except as noted below)
(unaudited)

	September 30,	March 31,
	2012	2012
ASSETS		(Restated – Note 2)
Current Assets
Cash and cash equivalents	$27,402,745	$26,783,754
Funds held for merchants	12,391,538	9,485,182
Short-term investments	2,586,393	3,290,393
Restricted cash (Note 5(b))	175,000	175,000
Accounts receivable, less allowance of $190,513 (March 31, 2012 - $27,397)	1,530,081	1,272,580
Other receivable	852,889	-
Inventory	38,049	-
Corporate taxes receivable	358,724	373,939
Prepaid expenses	244,473	331,361
Total current assets	45,579,892	41,712,209

Property and equipment, net	197,521	121,496
Patents	31,093	120,457
Restricted cash (Note 5(b))	260,395	258,095
Deferred tax assets (Note 7)	982,821	809,951
Goodwill	17,874,202	17,874,202
Other intangible assets	3,472,462	3,720,037
Other assets	20,919	20,796
Total assets	$68,419,305	$64,637,243

LIABILITIES
Current Liabilities
Accounts payable	$809,973	$720,666
Accrued liabilities	1,860,478	1,445,490
Corporate taxes payable	-	386,607
Funds due to merchants	12,391,538	9,485,182
Current portion of obligations under finance lease	2,460	2,460
Current portion of deferred revenue	811,048	1,342,828
Total current liabilities	15,875,497	13,383,233

Obligations under finance lease	3,510	4,920
Total liabilities	15,879,007	13,388,153

EQUITY
Capital Stock
Class A, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Class B, preferred stock, $1.00 CDN par value, 150,000,000 shares authorized, issuable in series, none issued or outstanding	-	-
Common shares, no par value, 100,000,000 shares authorized, 28,246,684 issued and outstanding (March 31, 2012 - 28,246,684)	53,918,912	53,918,912

Contributed surplus	10,396,434	10,001,594
Warrants	113,662	113,662
Deficit	(12,261,392)	(13,057,560)
Accumulated other comprehensive income	372,682	272,482
Total equity	52,540,298	51,249,090

Total liabilities and equity	$68,419,305	$64,637,243

Approved by the Board and authorized for issuance on November 8, 2012

/s/ Patrick H. Gaines	/s/ Greg A. MacRae
Board of Directors	Board of Directors

See accompanying notes to the unaudited consolidated financial statements.

~1~

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(In U.S. Dollars, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2012	2011	2012	2011
		(Restated – Note 2)		(Restated – Note 2)

REVENUE	$5,759,228	$12,921,122	$11,372,260	$18,890,387
COST OF REVENUE	3,280,872	5,610,876	6,531,844	8,932,702
GROSS PROFIT	2,478,356	7,310,246	4,840,416	9,957,685

OPERATING EXPENSES
General and administrative	1,330,308	981,091	2,296,495	1,912,095
Sales and marketing	273,928	214,727	525,152	522,237
Product development and enhancement	307,769	248,516	617,743	522,211
INCOME BEFORE OTHER INCOME (LOSS) AND INCOME TAXES	566,351	5,865,912	1,401,026	7,001,142

OTHER INCOME (LOSS)
Foreign exchange loss	(68,794)	(34,394)	(73,000)	(2,744)
Interest income	43,744	11,708	70,501	28,885
	(25,050)	(22,686)	(2,499)	26,141

INCOME BEFORE INCOME TAXES	541,301	5,843,226	1,398,527	7,027,283

Income tax expense (recovery) (Note 7)
Current	319,610	2,222,008	775,229	2,428,205
Deferred	(127,148)	207,485	(172,870)	497,999
	192,462	2,429,493	602,359	2,926,204

NET INCOME	348,839	3,413,733	796,168	4,101,079

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign exchange gain (loss) on translation of foreign operations	231,359	(398,154)	100,200	(383,791)

TOTAL COMPREHENSIVE INCOME	$580,198	$3,015,579	$896,368	$3,717,288

EARNINGS PER SHARE, basic	$0.01	$0.12	$0.03	$0.15
EARNINGS PER SHARE, diluted	$0.01	$0.12	$0.03	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,246,684	28,233,434	28,246,684	28,191,808
Diluted	29,107,280	28,898,811	28,858,501	28,932,332

See accompanying notes to the unaudited consolidated financial statements.

~2~

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In U.S. Dollars)
(unaudited)

					Accumulated
					Other
	Common		Contributed		Comprehensive
	Shares	Amount	Surplus	Warrants	Income (Loss)	Deficit	Total
Balance as at April 1, 2011	28,127,184	$53,557,276	$8,819,006	$113,662	$394,554	$(19,563,201)	$43,321,297

Net income (Restated - Note 2)	-	-	-	-	-	4,101,079	4,101,079
Change in cumulative translation adjustment	-	-	-	-	(383,791)	-	(383,791)
Exercise of stock options	106,250	205,375	-	-	-	-	205,375
Reallocation of contributed surplus on exercise of options	-	121,008	(121,008)	-	-	-	-
Share-based payments	-	-	289,094	-	-	-	289,094
Balance as at September 30, 2011 (Restated – Note 2)	28,233,434	$53,883,659	$8,987,092	$113,662	$10,763	$(15,462,122)	$47,533,054

Balance as at April 1, 2012	28,246,684	$53,918,912	$10,001,594	$113,662	$272,482	$(13,057,560)	$51,249,090

Net income	-	-	-	-	-	796,168	796,168
Change in cumulative translation adjustment	-	-	-	-	100,200	-	100,200
Share-based payments	-	-	394,840	-	-	-	394,840
Balance as at September 30, 2012	28,246,684	$53,918,912	$10,396,434	$113,662	$372,682	$(12,261,392)	$52,540,298

See accompanying notes to the unaudited consolidated financial statements.

~3~

LML PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2012	2011	2012	2011
		(Restated - Note 2)		(Restated - Note 2)
Operating Activities:
Net income	$348,839	$3,413,733	$796,168	$4,101,079
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization of property and equipment	23,375	25,038	45,575	59,278
Amortization of intangible assets	168,469	165,645	336,938	331,290
Share-based payments	195,733	152,657	394,840	289,094
Deferred income taxes	(127,148)	207,485	(172,870)	497,999
Foreign exchange (gain) loss	(124,223)	195,701	(70,242)	191,998

Changes in non-cash operating working capital
Accounts receivable	(54,346)	838,251	(234,589)	(36,299)
Other receivable	(852,889)	-	(852,889)	-
Inventory	1,188	-	(37,317)	-
Corporate taxes receivable	(90,723)	(106,308)	6,375	(165,477)
Prepaid expenses	31,314	10,818	88,030	32,325
Accounts payable and accrued liabilities	547,298	(309,966)	494,922	(447,990)
Corporate taxes payable	(836,236)	1,631,891	(376,158)	(2,706,864)
Deferred revenue	(298,362)	(339,475)	(539,387)	(648,681)
Net cash (used in) provided by operating activities	(1,067,711)	5,885,470	(120,604)	1,497,752

Investing Activities:
Acquisition of short term investments	-	(3,294,525)	-	(3,294,525)
Maturity of short term investments	766,125	-	766,125	-
Acquisition of property and equipment	(93,238)	(21,655)	(119,769)	(42,897)
Net cash provided by (used in) investing activities	672,887	(3,316,180)	646,356	(3,337,422)

Financing Activities:
Proceeds from exercise of stock options	-	-	-	205,375
Net cash provided by financing activities	-	-	-	205,375

Effects of foreign exchange rate changes on cash and cash equivalents	237,008	(375,299)	93,239	(362,912)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(157,816)	2,193,991	618,991	(1,997,207)

Cash and cash equivalents, beginning of period	27,560,561	22,726,293	26,783,754	26,917,491

Cash and cash equivalents, end of period	$27,402,745	$24,920,284	$27,402,745	$24,920,284

Supplemental disclosure of cash flow information
Taxes paid	$1,260,548	$697,000	$1,260,548	$5,296,921

See accompanying notes to the unaudited consolidated financial statements.

~4~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Nature of Operations

LML Payment Systems Inc. (a British Columbia company) and its subsidiaries (the "Company"), see Note 3, is a financial payment processor providing electronic payment, risk management, and authentication services primarily to businesses and organizations who use the Internet to receive or send payments.  Its corporate office address is 1140 West Pender Street, Suite 1680, Vancouver, British Columbia, Canada.  The Corporation links merchants selling products or services to customers wanting to buy them and financial institutions who allow the transfer of payments to occur.  The Corporation has partnership arrangements and certified connections to financial institutions, payment processors and other payment service providers in order to enable its customers to safely and reliably conduct e-Commerce.  The Corporation provides its electronic payment, authentication and risk management services to over 15,000 businesses and organizations in Canada and the United States of America (“U.S.”).  The Corporation also provides check processing solutions including primary and secondary check collection including electronic check re-presentment (RCK) to retailers in the U.S.

The Corporation also provides licenses to its intellectual property. The Corporation’s intellectual property estate, owned by subsidiary LML Patent Corp., includes U.S. Patent No. 6,354,491, No. 6,283,366, No. 6,164,528, No. 5,484,988, and No. RE40,220, all of which describe electronic check processing methods.

The Corporation is incorporated under the Business Corporations Act (British Columbia) and qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  While not required to do so, the Corporation continues to voluntarily report utilizing domestic forms, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, with the Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

2.	Restatement of Comparative Figures

The Corporation has restated its comparative figures for the fiscal year ended March 31, 2012 and the related three and six month interim periods.

The decision to restate these comparative figures was made by the Corporation’s Audit Committee upon management’s recommendation following the identification of an error related to the recognition of revenue that occurred during the fiscal year ended March 31, 2012.  The error resulted in a non-material misstatement to the Corporation’s fiscal 2012 year-end consolidated financial statements which the Corporation has determined will need to be adjusted and presented to the comparative amounts in its interim and annual consolidated financial statements for the fiscal year ended March 31, 2013. The general nature and scope of the related error and adjustments are summarized as follows:

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

As a result of this error, revenue for the fiscal year ended March 31, 2012 was overstated by $300,101 and current income tax expense by $78,027.  Net income was also overstated by $222,074 from previously reported net income of $6,727,715 to restated net income of $6,505,641.  Basic and diluted earnings per share were overstated by $0.01 per share, from $0.24 and $0.23 respectively to $0.23 and $0.22 respectively.  Accounts receivable as at March 31, 2012 was overstated $329,905 while corporate taxes payable and current portion of deferred revenue was overstated $78,437 and $28,268, respectively, with a net understatement of the Corporation’s deficit balance at March 31, 2012 of $222,074.  For the three and six month periods ended September 30, 2011, revenue was overstated by $85,355 and $92,414, respectively and current income tax expense by $22,193 and $24,028, respectively.   There was a net understatement of the Corporation’s deficit balance at September 30, 2011 of $68,386.

~5~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Restatement of Comparative Figures (continued)

The following tables present the adjustments due to the restatements of the Corporation’s previously issued audited consolidated statement of financial position as of March 31, 2012, unaudited consolidated statements of earnings and comprehensive income for the three and six month periods ended September 30, 2011, and unaudited consolidated statements of cash flows for the three and six month periods ended September 30, 2011:

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

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(In U.S. Dollars, except share data)
(unaudited)

	Previously Reported	Adjustments	As restated

REVENUE	$13,006,477	$(85,355)	$12,921,122
COST OF REVENUE	5,610,876		5,610,876
GROSS PROFIT	7,395,601	(85,355)	7,310,246

OPERATING EXPENSES
General and administrative	981,091		981,091
Sales and marketing	214,727		214,727
Product development and enhancement	248,516		248,516
INCOME BEFORE OTHER INCOME (LOSS) AND INCOME TAXES	5,951,267	(85,355)	5,865,912

OTHER INCOME (LOSS)
Foreign exchange loss	(34,394)		(34,394)
Interest income	11,708		11,708
	(22,686)	-	(22,686)

INCOME BEFORE INCOME TAXES	5,928,581	(85,355)	5,843,226

Income tax expense (recovery)
Current	2,244,201	(22,193)	2,222,008
Deferred	207,485		207,485
	2,451,686	(22,193)	2,429,493

NET INCOME	3,476,895	(63,162)	3,413,733

OTHER COMPREHENSIVE LOSS
Unrealized foreign exchange loss on translation of foreign operations	(398,154)		(398,154)

TOTAL COMPREHENSIVE INCOME	$3,078,741	$(63,162)	$3,015,579

EARNINGS PER SHARE, basic and diluted	$0.12	$(0.00)	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,233,434		28,233,434
Diluted	28,898,811		28,898,811

~7~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Restatement of Comparative Figures (continued)

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011
(In U.S. Dollars, except share data)
(unaudited)

	Previously Reported	Adjustments	As restated

REVENUE	$18,982,801	$(92,414)	$18,890,387
COST OF REVENUE	8,932,702		8,932,702
GROSS PROFIT	10,050,099	(92,414)	9,957,685

OPERATING EXPENSES
General and administrative	1,912,095		1,912,095
Sales and marketing	522,237		522,237
Product development and enhancement	522,211		522,211
INCOME BEFORE OTHER INCOME (LOSS) AND INCOME TAXES	7,093,556	(92,414)	7,001,142

OTHER INCOME (LOSS)
Foreign exchange loss	(2,744)		(2,744)
Interest income	28,885		28,885
	26,141	-	26,141

INCOME BEFORE INCOME TAXES	7,119,697	(92,414)	7,027,283

Income tax expense (recovery)
Current	2,452,233	(24,028)	2,428,205
Deferred	497,999		497,999
	2,950,232	(24,028)	2,926,204

NET INCOME	4,169,465	(68,386)	4,101,079

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign exchange loss on translation of foreign operations	(383,791)		(383,791)

TOTAL COMPREHENSIVE INCOME	$3,785,674	$(68,386)	$3,717,288

EARNINGS PER SHARE, basic	$0.15	$(0.00)	$0.15
EARNINGS PER SHARE, diluted	$0.14	$(0.00)	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,191,808		28,191,808
Diluted	28,932,332		28,932,332

~8~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Restatement of Comparative Figures (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(In U.S. Dollars)
(unaudited)

	Previously Reported	Adjustments	As restated
Operating Activities:
Net income	$3,476,895	$(63,162)	$3,413,733
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	25,038		25,038
Amortization of intangible assets	165,645		165,645
Share-based payments	152,657		152,657
Deferred income taxes	207,485		207,485
Foreign exchange loss	195,701		195,701

Changes in non-cash operating working capital
Accounts receivable	746,074	92,177	838,251
Corporate taxes receivable	(106,308)		(106,308)
Prepaid expenses	10,818		10,818
Accounts payable and accrued liabilities	(309,966)		(309,966)
Corporate taxes payable	1,654,084	(22,193)	1,631,891
Deferred revenue	(332,653)	(6,822)	(339,475)
Net cash provided by operating activities	5,885,470	-	5,885,470

Investing Activities:
Acquisition of short term investments	(3,294,525)		(3,294,525)
Acquisition of property and equipment	(21,655)		(21,655)
Net cash used in investing activities	(3,316,180)	-	(3,316,180)

Effects of foreign exchange rate changes on cash and cash equivalents	(375,299)	-	(375,299)

INCREASE IN CASH AND CASH EQUIVALENTS	2,193,991	-	2,193,991

Cash and cash equivalents, beginning of period	22,726,293	-	22,726,293

Cash and cash equivalents, end of period	$24,920,284	-	$24,920,284

Supplemental disclosure of cash flow information
Taxes paid	$697,000		$697,000

~9~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Restatement of Comparative Figures (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011
(In U.S. Dollars)
(unaudited)

	Previously Reported	Adjustments	As restated

Operating Activities:
Net income	$4,169,465	$(68,386)	$4,101,079
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of property and equipment	59,278		59,278
Amortization of intangible assets	331,290		331,290
Share-based payments	289,094		289,094
Deferred income taxes	497,999		497,999
Foreign exchange loss	191,998		191,998

Changes in non-cash operating working capital
Accounts receivable	(138,794)	102,495	(36,299)
Corporate taxes receivable	(165,477)		(165,477)
Prepaid expenses	32,325		32,325
Accounts payable and accrued liabilities	(447,990)		(447,990)
Corporate taxes payable	(2,682,836)	(24,028)	(2,706,864)
Deferred revenue	(638,600)	(10,081)	(648,681)
Net cash provided by operating activities	1,497,752	-	1,497,752

Investing Activities:
Acquisition of short term investments	(3,294,525)		(3,294,525)
Acquisition of property and equipment	(42,897)		(42,897)
Net cash used in investing activities	(3,337,422)	-	(3,337,422)

Financing Activities:
Proceeds from exercise of stock options	205,375		205,375
Net cash provided by financing activities	205,375	-	205,375

Effects of foreign exchange rate changes on cash and cash equivalents	(362,912)	-	(362,912)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,997,207)	-	(1,997,207)

Cash and cash equivalents, beginning of period	26,917,491	-	26,917,491

Cash and cash equivalents, end of period	$24,920,284	-	$24,920,284

Supplemental disclosure of cash flow information
Taxes paid	$5,296,921		$5,296,921

~10~

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

These unaudited interim consolidated financial statements do not include all disclosures required by International Financial Reporting Standards (“IFRS”) for annual consolidated financial statements and, accordingly, should be read in conjunction with the Corporation’s audited consolidated financial statements for the year ended March 31, 2012 presented under IFRS.  The results for the three month and six month periods ended September 30, 2012 may not be indicative of the results that may be expected for the full fiscal year or any other period.

The unaudited interim consolidated financial statements are presented in United States Dollars, except when otherwise indicated.

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

~11~

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

(a)
The Corporation classifies its cash and cash equivalents, funds held for merchants, short-term investments, restricted cash, accounts receivable and other receivable as loans and receivables measured at amortized cost using the effective interest rate method. Accounts payable, certain accrued liabilities and funds due to merchants are classified as other financial liabilities measured at amortized cost using the effective interest rate method.

The carrying value of the Corporation’s financial assets and liabilities is considered to be a reasonable approximation of fair value due to their immediate or short term maturity or their ability for liquidation at comparable amounts.

~12~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Financial Instruments (Continued)

Carrying value and fair value of financial assets and liabilities as at September 30, 3012 and March 31, 2012 are summarized as follows:

	September 30, 2012		March 31, 2012
			(As restated – Note 2)
	Carrying Value	Fair Value	Carrying Value	Fair Value

Loans and receivables	$45,199,041	$45,199,041	$41,265,004	$41,265,004
Other financial liabilities	$15,061,989	$15,061,989	$11,651,338	$11,651,338

(b)	Restricted cash

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

As at September 30, 2012 and March 31, 2012, the Corporation is exposed to currency risk through its cash and cash equivalents, restricted cash, funds held for merchants, accounts receivable, accounts payable, accrued liabilities, and funds due to merchants denominated in Canadian dollars (U.S. dollars for Beanstream).

Based on the foreign currency exposure as at September 30, 2012 and March 31, 2012 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $258,221 and $88,613, respectively, in the Corporation’s foreign currency loss/gain.

As at September 30, 2012 and March 31, 2012 the Corporation’s Canadian Beanstream subsidiary was exposed to currency risk on the translation of its financial instruments to U.S. dollars.  Beanstream’s financial instruments are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.   Gains and losses arising on the translation of Beanstream’s financial instruments are reported as a cumulative translation adjustment which is a component of accumulated other comprehensive income. Based on the foreign currency exposure as at September 30, 2012 and March 31, 2012 and assuming all other variables remain constant, a 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $32,121 and $212,574, respectively, in the Corporation’s other comprehensive income.

~13~

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

On a regular basis, the Corporation reviews the collectability of its trade accounts receivable and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at September 30, 2012, the balance of the Corporation’s allowance for doubtful accounts was $190,513 (March 31, 2012 - $27,397).  The Corporation has good credit history with its customers and the amounts due from them are usually received as expected.

Pursuant to their respective terms, gross accounts receivable are aged as follows at September 30, 2012:

0-30 days	$1,233,239
31-60 days	8,194
61-90 days	155,936
Over 90 days due	323,225
$1,720,594

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

An allowance for doubtful accounts is determined with respect to those amounts that the Corporation has determined to be doubtful of collection.  At September 30, 2012, three customers accounted for 23%, 8% and 6% of the Corporation’s accounts receivable balance (March 31, 2012 – 21%, 11%, and 7%).

~14~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Financial Instruments (continued)

The other receivable balance as at September 30, 2012 is comprised of certain costs, including certain investment banking, travel, legal and accounting fees and other miscellaneous transaction expenses, relating to the pending arrangement (see Note 10) between the Corporation and Digital River, Inc. ("Digital River") pursuant to which Digital River will, indirectly through LML Acquisition Corp., acquire all of the issued and outstanding common shares of the Corporation (the “Arrangement”). Pursuant to the terms of the Arrangement Agreement, all costs and expenses associated with the Arrangement will be the obligation of Digital River following the closing of the Arrangement. However, if the Arrangement does not close, the Corporation will be liable for these costs and will be required to expense the amounts accordingly.

(e)	Liquidity Risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they become due. The Corporation continuously monitors actual and forecasted cash flows to ensure, as far as possible, there is sufficient working capital to satisfy its operating requirements.

	September 30, 2012
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at September 30, 2012
Accounts payable and accrued liabilities	$2,670,451	$2,670,451	$-	$-	$-
Funds due to merchants	12,391,538	12,391,538	-	-	-
Capital lease obligations	5,970	2,460	3,510	-	-
Total	$15,067,959	$15,064,449	$3,510	$-	$-

	March 31, 2012
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations, at March 31, 2012
Accounts payable and accrued liabilities	$2,166,156	$2,166,156	$-	$-	$-
Funds due to merchants	9,485,182	9,485,182	-	-	-
Capital lease obligations	7,380	2,460	4,920	-	-
Total	$11,658,718	$11,653,798	$4,920	$-	$-

6.	Related Party Transactions

Compensation of key management personnel for the three and six month periods ended September 30, 2012 and 2011 are as follows:

	Three month period ended		Six month period ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Short-term employee benefits	$494,656	$377,752	$688,683	$534,857
Share-based payments	114,946	71,471	228,642	142,166
Total	$609,602	$449,223	$917,325	$677,023

The amounts disclosed in the table are the amounts recognized as an expense during the reporting period related to key management personnel.

~15~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	Income Taxes

At September 30, 2012, the Corporation had Canadian non-capital loss carry-forwards for income tax purposes of approximately $1,053,983 expiring in 2033.  Due to Canadian and U.S. tax "change of ownership" rules, the loss carry-forwards are restricted in their use.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets as of September 30, 2012 and March 31, 2012 are as follows:

	September 30, 2012	March 31, 2012
Deferred tax assets:
Excess of tax value over the net book value for capital assets	$555,892	$612,680
Canadian non-capital loss carry-forwards	263,496	39,922
Other	163,433	157,349
Total deferred tax assets	$982,821	$809,951

The reconciliation of income tax attributable to operations computed at the statutory tax rates to income tax expense (recovery), using an approximate 25% statutory tax rate at September 30, 2012 and an approximate 26% statutory tax rate at September 30, 2011, is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		(As restated – Note 2)		(As restated – Note 2)
Income taxes at statutory rates	$123,424	$1,522,069	$368,216	$1,821,895
Share-based payments and other permanent differences	67,219	159,600	142,057	242,921
Effect of U.S. tax rates	65,357	718,779	140,241	836,793
Effect of foreign exchange translation of foreign currency denominated deferred income tax assets	-	28,230	-	30,599
Effect of change in tax rates and other	(63,538)	815	(48,155)	(6,004)
	$192,462	$2,429,493	$602,359	$2,926,204

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

Reexamination Proceedings

On May 11, 2010, four of the defendants (the “Third Party Requesters”) in the patent litigation commenced by a subsidiary of the Corporation in 2008 (which has since been resolved and is now closed) submitted a request for an inter-partes reexamination to the United States Patent and Trademark Office (“USPTO”) regarding the Corporation’s U.S. Patent No. RE40,220 (the “40,220 Patent”).  Prior to the Corporation’s fiscal year ended March 31, 2012, the USPTO rejected 16 of the 100 claims described by the 40,220 Patent.  The rejected claims continue to be subject to re-examination; however, they will remain valid and enforceable until the 40,220 Patent expires on January 16, 2013 unless they are cancelled prior to that date.  During the three months ended September 30, 2012, there were no material developments relating to the inter-partes proceeding.

~16~

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

~17~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Industry and Geographic Segments (continued)

Financial information for each reportable segment for the three and six month periods ended September 30, 2012 and 2011 is as follows:

Three Months Ended September 30, 2012	TPP Canada	IPL U.S.	CP U.S.	Reconciling Items		Consolidated Total

Total revenue	$4,854,790	$416,638	$487,800	$-		$5,759,228
Revenue: major customers	-	305,556	323,188	-		628,744
Cost of revenue	2,911,327	1,653	328,012	29,332	1	3,270,324	5
General and administrative	359,930	3,108	94,731	821,815	2	1,279,584	5
Sales and marketing	168,477	-	4,432	-	1	172,909	5
Product development and enhancement	258,557	-	-	19,660	1	278,217	5
Amortization and depreciation	16,958	44,682	6,067	124,136	3	191,843	5
Income (losses) before income taxes	929,358	369,969	55,060	(813,086)	4	541,301

Three Months Ended September 30, 2011 (As Restated – Note 2)	TPP Canada	IPL U.S.	CP U.S.	Reconciling Items		Consolidated Total

Total revenue	$3,705,270	$8,680,599	$535,253	$-		$12,921,122
Revenue: major customers	500,700	7,900,000	352,574	-		8,753,274
Cost of revenue	2,294,668	2,939,044	353,700	11,036	1	5,598,448	5
General and administrative	231,009	13,142	84,876	602,928	2	931,955	5
Sales and marketing	106,390	-	4,436	3,679	1	114,505	5
Product development and enhancement	210,786	-	-	8,829	1	219,615	5
Amortization and depreciation	13,337	41,855	9,364	126,127	3	190,683	5
Income (losses) before income taxes	1,208,565	5,690,032	87,076	(1,142,447)	4	5,843,226

1	Represents share-based payments included in the unallocated corporate or centralized marketing, general and administrative expenses.
2	Represents share-based payments and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Amortization of property and equipment has not been allocated to other cost categories as presented in the consolidated statements of earnings and comprehensive income.

~18~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Industry and Geographic Segments (continued)

Six Months Ended September 30, 2012	TPP Canada	IPL U.S.	CP U.S.	Reconciling Items		Consolidated Total

Total revenue	$9,475,557	$840,757	$1,055,946	$-		$11,372,260
Revenue: major customers	-	611,112	700,346	-		1,311,458
Cost of revenue	5,794,535	2,188	655,558	58,345	1	6,510,626	5
General and administrative	573,277	11,119	194,270	1,416,890	2	2,195,556	5
Sales and marketing	314,683	-	8,865	-	1	323,548	5
Product development and enhancement	519,886	-	-	39,106	1	558,992	5
Amortization and depreciation	31,951	89,364	12,925	248,272	3	382,512	5
Income (losses) before income taxes	2,129,935	743,603	185,443	(1,660,454)	4	1,398,527

Six Months Ended September 30, 2011 (As Restated – Note 2)	TPP Canada	IPL U.S.	CP U.S.	Reconciling Items		Consolidated Total

Total revenue	$7,384,063	$10,362,147	$1,144,177	$-		$18,890,387
Revenue: major customers	1,029,059	9,150,000	726,752	-		10,905,811
Cost of revenue	4,514,294	3,622,292	746,441	21,952	1	8,904,979	5
General and administrative	459,955	24,421	184,610	1,141,554	2	1,810,540	5
Sales and marketing	304,009	-	8,790	7,318	1	320,117	5
Product development and enhancement	445,475	-	-	17,562	1	463,037	5
Amortization and depreciation	34,298	83,710	16,222	256,338	3	390,568	5
Income (losses) before income taxes	2,011,362	6,638,633	190,384	(1,813,096)	4	7,027,283

1	Represents share-based payments included in the unallocated corporate or centralized marketing, general and administrative expenses.
2	Represents share-based payments and other unallocated corporate or centralized marketing, general and administrative expenses.
3	Represents amortization and depreciation included in the unallocated corporate or centralized marketing, general and administrative expenses.
4	Represents income (losses) included in the unallocated corporate or centralized marketing, general and administrative expenses.
5	Amortization of property and equipment has not been allocated to other cost categories as presented in the consolidated statements of earnings and comprehensive income.

10.	Pending Arrangement

On September 21, 2012, the Corporation entered into an Arrangement Agreement (the “Arrangement Agreement”) with Digital River, Inc. (“Digital River”) and  LML Acquisition Corp., a direct wholly-owned subsidiary of Digital River (“Merger Sub”).  The Arrangement Agreement contemplates the acquisition by Digital River, through Merger Sub, of all of the outstanding equity securities of the Corporation pursuant to a “plan of arrangement” (the “Arrangement”) under the Business Corporations Act (British Columbia), under which the Corporation is now governed.  The Corporation’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised of all the independent members of the Board of Directors, has approved and adopted the Arrangement Agreement and has recommended that the Corporation’s shareholders vote to approve the Arrangement Agreement.  The Arrangement Agreement has also been approved by the boards of directors of all other parties to the Arrangement Agreement.

If the Arrangement Agreement is approved by the Corporation’s shareholders and the Arrangement is completed, then (i) the Corporation will become a wholly-owned subsidiary of Digital River, (ii) each of the Corporation’s common shares issued and outstanding immediately prior to the closing will be acquired for US$3.45 in cash (the “Per-Share Consideration”), (iii) all outstanding options and warrants to acquire the Corporation’s common shares will be acquired for a cash amount equal to the amount, if any, by which the number of common shares underlying such option or warrant, multiplied by the Per-Share Consideration, exceeds the aggregate exercise price payable under the option or warrant to acquire the common shares underlying the option or warrant. The total value of the transaction is approximately US$102.8 million.

~19~

LML PAYMENT SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	Pending Arrangement (Continued)

The Arrangement is to be implemented by way of a statutory plan of arrangement under the Business Corporations Act (British Columbia) and is subject to the approval of 66 2/3% of the votes cast by the Corporation’s common shareholders at a special meeting of the Corporation’s shareholders, the approval of the Supreme Court of British Columbia and other customary closing conditions (all as set forth in the Arrangement Agreement).  The Arrangement Agreement contains certain customary covenants and agreements, including covenants with respect to the operation of the business of the Corporation and its subsidiaries between signing and closing, governmental filings and approvals, public disclosures and similar matters.  The Arrangement Agreement provides for certain termination rights in favor of each of Digital River and the Corporation (including, if the Arrangement Agreement is terminated in certain specified circumstances, the payment by the Corporation to Digital River of a termination fee of $3 million, which is approximately 2.9% of the aggregate consideration to be paid in the Arrangement).  For the terms of the Arrangement Agreement, including the circumstances under which the Arrangement Agreement can be terminated and the ramifications of such a termination, refer to the Arrangement Agreement as filed as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K dated September 24, 2012.

On October 12, 2012, the Corporation filed a Preliminary Proxy Statement with the SEC indicating its intention to call a special meeting of its shareholders to vote on the Arrangement and the Arrangement Agreement.  The Corporation’s shareholder meeting to vote on the Arrangement Agreement and the closing of the Arrangement are expected to occur during the latter half of the fourth quarter of 2012 or the first quarter of 2013; however, no assurance can be given that the Arrangement Agreement will be approved by the Corporation’s shareholders or that the Arrangement will ultimately be completed.

~20~

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

We are incorporated under the Business Corporations Act (British Columbia) and qualify as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  While not required to do so, we continue to voluntarily report utilizing domestic forms, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, with the Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto for the three and six month periods ended September 30, 2012 included therein, which have been prepared in accordance with IFRS as issued by the IASB.  We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information.  Quarterly operating results have varied significantly in the past and can be expected to vary in the future.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

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

~21~

Pending Arrangement

On September 21, 2012, the Corporation entered into an Arrangement Agreement (the “Arrangement Agreement”) with Digital River, Inc. (“Digital River”) and  LML Acquisition Corp., a direct wholly-owned subsidiary of Digital River (“Merger Sub”).  The Arrangement Agreement contemplates the acquisition by Digital River, through Merger Sub, of all of the outstanding equity securities of the Corporation pursuant to a “plan of arrangement” (the “Arrangement”) under the Business Corporations Act (British Columbia), under which the Corporation is now governed.  The Corporation’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised of all the independent members of the Board of Directors, has approved and adopted the Arrangement Agreement and has recommended that the Corporation’s shareholders vote to approve the Arrangement Agreement.  The Arrangement Agreement has also been approved by the boards of directors of all other parties to the Arrangement Agreement.

If the Arrangement Agreement is approved by the Corporation’s shareholders and the Arrangement is completed, then (i) the Corporation will become a wholly-owned subsidiary of Digital River, (ii) each of the Corporation’s common shares issued and outstanding immediately prior to the closing will be acquired for US$3.45 in cash (the “Per-Share Consideration”), (iii) all outstanding options and warrants to acquire the Corporation’s common shares will be acquired for a cash amount equal to the amount, if any, by which the number of common shares underlying such option or warrant, multiplied by the Per-Share Consideration, exceeds the aggregate exercise price payable under the option or warrant to acquire the common shares underlying the option or warrant. The total value of the transaction is approximately US$102.8 million.

The Arrangement is to be implemented by way of a statutory plan of arrangement under the Business Corporations Act (British Columbia) and is subject to the approval of 66 2/3% of the votes cast by the Corporation’s common shareholders at a special meeting of the Corporation’s shareholders, the approval of the Supreme Court of British Columbia and other customary closing conditions (all as set forth in the Arrangement Agreement).  The Arrangement Agreement contains certain customary covenants and agreements, including covenants with respect to the operation of the business of the Corporation and its subsidiaries between signing and closing, governmental filings and approvals, public disclosures and similar matters.  The Arrangement Agreement provides for certain termination rights in favor of each of Digital River and the Corporation (including, if the Arrangement Agreement is terminated in certain specified circumstances, the payment by the Corporation to Digital River of a termination fee of $3 million, which is approximately 2.9% of the aggregate consideration to be paid in the Arrangement).  For the terms of the Arrangement Agreement, including the circumstances under which the Arrangement Agreement can be terminated and the ramifications of such a termination, refer to the Arrangement Agreement as filed as Exhibit 2.1 to our Current Report on Form 8-K dated September 24, 2012.

On October 12, 2012, the Corporation filed a Preliminary Proxy Statement with the SEC indicating its intention to call a special meeting of its shareholders to vote on the Arrangement and the Arrangement Agreement.  The Corporation’s shareholder meeting to vote on the Arrangement Agreement and the closing of the Arrangement are expected to occur during the latter half of the fourth quarter of 2012 or the first quarter of 2013; however, no assurance can be given that the Arrangement Agreement will be approved by the Corporation’s shareholders or that the Arrangement will ultimately be completed.

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

~22~

TPP Segment

Our TPP segment operations involve financial payment processing, authentication and risk management services. We provide a service that acts as a bank neutral interface between businesses and consumers processing financial or authentication transactions. Our transaction payment processing services are accessible via the Internet and are offered in an application service provider (ASP) model. We focus on product development, project management and third tier technical support of our products and services and rely primarily on strategic business partners to sell and market our products and services. In some instances, our transaction payment processing services and payment products are integrated into third party products in target vertical markets. Our revenues are derived from one-time set-up fees, monthly gateway fees, and transaction fees paid to us by merchants. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway and are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. We currently service a merchant base of over 15,000 customers primarily in Canada.

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

~23~

Three months ended September 30, 2012 compared to three months ended September 30, 2011

	Three months ended September 30,		Variance
	2012	2011 (Restated)	$	%

Revenue	$5,759,000	$12,921,000	(7,162,000)	(55.4)
Cost of revenue	3,281,000	5,611,000	(2,330,000)	(41.5)
Gross profit	2,478,000	7,310,000	(4,832,000)	(66.1)

Operating expenses
General and administrative	1,330,000	981,000	349,000	35.6
Sales and marketing	274,000	215,000	59,000	27.4
Product development and enhancement	308,000	249,000	59,000	23.7
Income before other income (loss) and income taxes	566,000	5,865,000	(5,299,000)	(90.3)

Foreign exchange loss	(69,000)	(34,000)	(35,000)	(102.9)
Interest income	44,000	12,000	32,000	266.7
Income before income taxes	541,000	5,843,000	(5,302,000)	(90.7)

Income tax expense
Current	320,000	2,222,000	(1,902,000)	(85.6)
Deferred	(127,000)	207,000	(334,000)	(161.4)
	193,000	2,429,000	(2,236,000)	(92.1)

Net income	$348,000	$3,414,000	(3,066,000)	(89.8)

Revenue

The following table compares the revenue generated by all three of our business segments during the three months ended September 30, 2012 and 2011:

	Three months ended September 30,		Variance

	2012	2011 (Restated)	$	%
Revenue
TPP Segment:
Transaction fees	$3,872,000	$2,976,000	896,000	30.1
One-time set-up fees recognized	64,000	55,000	9,000	16.4
Monthly fees including gateway	668,000	514,000	154,000	30.0
Software customization fees	9,000	92,000	(83,000)	(90.2)
Other	242,000	68,000	174,000	255.9
	4,855,000	3,705,000	1,150,000	31.0

IPL Segment:
Non-recurring licensing	-	8,250,000	(8,250,000)	(100.0)
Ongoing/Recognized deferred	416,000	431,000	(15,000)	(3.5)
	416,000	8,681,000	(8,265,000)	(95.2)

CP Segment:
Secondary check collections	421,000	457,000	(36,000)	(7.9)
Primary check collections	67,000	78,000	(11,000)	(14.1)
	488,000	535,000	(47,000)	(8.8)

Total revenue	$5,759,000	$12,921,000	(7,162,000)	(55.4)

The decrease in total revenue for the three months ended September 30, 2012 is primarily attributable to the decrease in our non-recurring IPL segment revenue of approximately $8,250,000 offset by an increase in our TPP segment revenue of approximately $1,150,000.

TPP Segment

Revenue pertaining to our TPP segment consists of transaction fees, one-time set-up fees, monthly fees including gateway fees and software customization fees.  Total revenue from our TPP segment increased by approximately $1,150,000, or approximately 31%. Transaction fees for the three months ended September 30, 2012 increased by approximately $896,000 or approximately 30.1%; the amortized portion of one-time setup fees recognized increased approximately $9,000 or approximately 16.4%; monthly fees including gateway fees for the three months ended September 30, 2012 increased approximately $154,000 or approximately 30% while software customization fees decreased approximately $83,000 or approximately 90.2%. The increase in transaction fees, one-time set-up fees and monthly fees including gateway fees was primarily attributable to a 26.7% increase in our merchant base as at September 30, 2012 as compared to September 30, 2011.

~24~

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $8,265,000 or approximately 95.2% primarily due to the recognition of approximately $8,250,000 in non-recurring revenue from license agreements entered into during the three months ended September 30, 2011.

CP Segment

CP segment revenue for the three months ended September 30, 2012 decreased by approximately $47,000 or approximately 8.8% primarily due to a decrease in collections of the principal amount and related fees of returned checks assigned for primary and secondary recovery.

Cost of Revenue

The following table compares the cost of revenue incurred by all three of our business segments during the three months ended September 30, 2012 and 2011:

	Three months ended June 30,		Variance
	2012	2011	$	%
Cost of revenue
TPP Segment	$2,911,000	$2,295,000	616,000	26.8
IPL Segment	2,000	2,939,000	(2,937,000)	(99.9)
CP Segment	328,000	354,000	(26,000)	(7.3)
Share-based payments	29,000	11,000	18,000	163.6
Depreciation of property and equipment	11,000	12,000	(1,000)	(8.3)
Total	$3,281,000	$5,611,000	(2,330,000)	(41.5)

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

Costs of revenue decreased for the three months ended September 30, 2012 by approximately $2,330,000 or approximately 41.5%. This decrease was primarily attributable to a decrease of approximately $2,937,000 in IPL segment cost of revenue offset by an increase in TPP segment cost of revenue of approximately $616,000. The decrease in IPL segment costs was primarily due to a decrease of approximately $2,903,000 in the costs (primarily legal costs) incurred in connection with the license agreements entered into during the three months ended September 30, 2011. The increase in TPP segment costs was primarily attributable to an increase of approximately 34.1% in our transaction costs which include interchange, assessments and other transaction fees which coincided with increased transaction processing revenue. CP segment cost of revenue decreased approximately $26,000 or approximately 7.3% which coincided with the decrease in CP segment revenue for the three months ended September 30, 2012.

General and administrative expenses

The following table compares general and administrative expenses incurred by all three of our business segments as well as our corporate and support functions during the three months ended September 30, 2012 and 2011:

	Three months ended September 30,		Variance
	2012	2011	$	%
General and administrative expenses
TPP Segment	$360,000	$231,000	129,000	55.8
IPL Segment	3,000	13,000	(10,000)	(76.9)
CP Segment	95,000	85,000	10,000	11.8
Share-based payments	147,000	129,000	18,000	14.0
Depreciation of property and equipment	6,000	7,000	(1,000)	(14.3)
Amortization of patents	45,000	42,000	3,000	7.1
Other unallocated general and administrative expenses	674,000	474,000	200,000	42.2
Total	$1,330,000	$981,000	349,000	35.6

~25~

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

General and administrative expenses increased approximately $349,000 or approximately 35.6% for the three months ended September 30, 2012. The increase was primarily attributable to an increase in our TPP segment general and administrative expenses of approximately $129,000 or 55.8% along with an increase in other unallocated expenses of approximately $200,000 or 42.2%. The increase in the TPP segment general and administrative expenses was primarily attributable to an increase in our bad debt expense of approximately $164,000 relating to an increase in our allowance for doubtful accounts against an amount due from one of our merchant customers. The increase in other unallocated expenses was primarily due to an increase in corporate and support function expenses including compensation, consulting and filing fee expenses totaling approximately $198,000.

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

Sales and marketing expenses increased to approximately $274,000 from approximately $215,000 for the three months ended September 30, 2012 and 2011, respectively, an increase of approximately $59,000 or approximately 27.4%. The increase is primarily attributable to an increase in TPP segment sales and marketing expenses of approximately $62,000 or approximately 58.5% from approximately $106,000 for the three months ended September 30, 2011 to approximately $168,000 for the three months ended September 30, 2012. The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commission expense of approximately $63,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Amortization expense for partner relationships and merchant contracts were approximately $97,000 for each of the three months ended September 30, 2012 and 2011, respectively.

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

Product development and enhancement expenses were approximately $308,000 for the three months ended September 30, 2012 as compared to approximately $249,000 for the three months ended September 30, 2011, an increase of approximately $59,000 or approximately 23.7%. The increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $48,000 or approximately 22.7% from approximately $211,000 for the three months ended September 30, 2011 to approximately $259,000 for the three months ended September 30, 2012. The increase in TPP product development and enhancement expenses is primarily attributable to an increase in compensation costs of approximately $45,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  Amortization expense for existing technology was approximately $27,000 for each of the three months ended September 30, 2012 and 2011.

Interest Income

Interest income increased to approximately $44,000 from approximately $12,000 for the three months ended September 30, 2012 and 2011, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments as well as an increase in investment rates.

~26~

Income Tax Expense (recovery)

Income tax expense (recovery) consists of current income taxes of approximately $320,000 for the three months ended September 30, 2012 compared to approximately $2,222,000 for the three months ended September 30, 2011, a decrease in current income tax expense of approximately $1,902,000.  The decrease in current income tax expense is primarily attributable to the prior period income taxes pertaining to the IPL segment pre-tax income of approximately $5,832,000 associated with the license agreements entered into during the three months ended September 30, 2011. Deferred income tax recovery was approximately $127,000 for the three months ended September 30, 2012 compared to deferred income tax expense of approximately $207,000 for the three months ended September 30, 2011, a decrease in deferred income tax expense of approximately $334,000. The decrease in deferred income tax expense was primarily attributable to an increase in our Canadian non-capital loss carry-forwards of approximately $572,000 for the three months ended September 30, 2012 resulting in an increase in our deferred tax asset balance as at September 30, 2012.

Net Income

Net income decreased approximately $3,065,000 from approximately $3,414,000 for the three months ended September 30, 2011 to approximately $349,000 for the three months ended September 30, 2012.

Basic and diluted earnings per share were approximately $0.01 for the three months ended September 30, 2012 as compared to approximately $0.12 for the three months ended September 30, 2011.

Six months ended September 30, 2012 compared to six months ended September 30, 2011

	Six months ended September 30,		Variance
	2012	2011 (Restated)	$	%

Revenue	$11,372,000	$18,890,000	(7,518,000)	(39.8)
Cost of revenue	6,532,000	8,933,000	(2,401,000)	(26.9)
Gross profit	4,840,000	9,957,000	(5,117,000)	(51.4)

Operating expenses
General and administrative	2,296,000	1,912,000	384,000	20.1
Sales and marketing	525,000	522,000	3,000	0.6
Product development and enhancement	618,000	522,000	96,000	18.4
Income before other income (loss) and income taxes	1,401,000	7,001,000	(5,600,000)	(80.0)

Foreign exchange loss	(73,000)	(3,000)	(70,000)	(2333.3)
Interest income	70,000	29,000	41,000	141.4
Income before income taxes	1,398,000	7,027,000	(5,629,000)	(80.1)

Income tax expense
Current	775,000	2,428,000	(1,653,000)	(68.1)
Deferred	(173,000)	498,000	(671,000)	(134.7)
	602,000	2,926,000	(2,324,000)	(79.4)

Net income	$796,000	$4,101,000	(3,305,000)	(80.6)

~27~

Revenue

The following table compares the revenue generated by all three of our business segments during the six months ended September 30, 2012 and 2011:

	Six months ended September 30,		Variance
	2012	2011 (Restated)	$	%
Revenue
TPP Segment:
Transaction fees	$7,663,000	$5,901,000	1,762,000	29.9
One-time set-up fees recognized	129,000	110,000	19,000	17.3
Monthly fees including gateway	1,298,000	1,003,000	295,000	29.4
Software customization fees	27,000	226,000	(199,000)	(88.1)
Other	359,000	144,000	215,000	149.3
	9,476,000	7,384,000	2,092,000	28.3

IPL Segment:
Non-recurring licensing	-	9,500,000	(9,500,000)	(100.0)
Ongoing/Recognized deferred	840,000	862,000	(22,000)	(2.6)
	840,000	10,362,000	(9,522,000)	(91.9)
CP Segment:
Secondary check collections	910,000	986,000	(76,000)	(7.7)
Primary check collections	143,000	154,000	(11,000)	(7.1)
Other	3,000	4,000	(1,000)	(25.0)
	1,056,000	1,144,000	(88,000)	(7.7)

Total revenue	$11,372,000	$18,890,000	(7,518,000)	(39.8)

The decrease in total revenue for the six months ended September 30, 2012 is primarily attributable to the decrease in our non-recurring IPL segment revenue of approximately $9,500,000 offset by an increase in our TPP segment revenue of approximately $2,092,000.

TPP Segment

Revenue pertaining to our TPP segment consists of transaction fees, one-time set-up fees, monthly fees including gateway fees and software customization fees.  Total revenue from our TPP segment increased by approximately $2,092,000, or approximately 28.3%. Transaction fees for the six months ended September 30, 2012 increased by approximately $1,762,000 or approximately 29.9%; the amortized portion of one-time setup fees recognized increased approximately $19,000 or approximately 17.3%; monthly fees including gateway fees for the six months ended September 30, 2012 increased approximately $295,000 or approximately 29.4% while software customization fees decreased approximately $199,000 or approximately 88.1%. The increase in transaction fees, one-time set-up fees and monthly fees including gateway fees was primarily attributable to a 26.7% increase in our merchant base as at September 30, 2012 as compared to September 30, 2011.

IPL Segment

Revenue from licensing our patented intellectual property decreased by approximately $9,522,000 or approximately 91.9% primarily due to the recognition of approximately $9,500,000 in non-recurring revenue from license agreements entered into during the six months ended September 30, 2011.

CP Segment

CP segment revenue for the six months ended September 30, 2012 decreased by approximately $88,000 or approximately 7.7% primarily due to a decrease in collections of the principal amount and related fees of returned checks assigned for primary and secondary recovery.

~28~

Cost of Revenue

The following table compares the cost of revenue incurred by all three of our business segments during the six months ended September 30, 2012 and 2011:

	Six months ended September 30,		Variance
	2012	2011	$	%
Cost of revenue
TPP Segment	$5,794,000	$4,515,000	1,279,000	28.3
IPL Segment	2,000	3,622,000	(3,620,000)	(99.9)
CP Segment	656,000	747,000	(91,000)	(12.2)
Share-based payments	58,000	22,000	36,000	163.6
Depreciation of property and equipment	22,000	27,000	(5,000)	(18.5)
Total	$6,532,000	$8,933,000	(2,401,000)	(26.9)

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

Costs of revenue decreased for the six months ended September 30, 2012 by approximately $2,401,000 or approximately 26.9%. This decrease was primarily attributable to a decrease of approximately $3,620,000 in IPL segment cost of revenue offset by an increase in TPP segment cost of revenue of approximately $1,279,000. The decrease in IPL segment costs was primarily due to a decrease of approximately $3,513,000 in the costs (primarily legal costs) incurred in connection with license agreements entered into during the six months ended September 30, 2011. The increase in TPP segment costs was primarily attributable to an increase of approximately 34.8% in our transaction costs which include interchange, assessments and other transaction fees which coincided with increased transaction processing revenue. CP segment cost of revenue decreased approximately $91,000 or approximately 12.2% which coincided with the decrease in CP segment revenue for the six months ended September 30, 2012.

General and administrative expenses

The following table compares general and administrative expenses incurred by all three of our business segments as well as our corporate and support functions during the six months ended September 30, 2012 and 2011:

	Six months ended September 30,		Variance
	2012	2011	$	%
General and administrative expenses
TPP Segment	$573,000	$460,000	113,000	24.6
IPL Segment	11,000	24,000	(13,000)	(54.2)
CP Segment	195,000	185,000	10,000	5.4
Share-based payments	298,000	242,000	56,000	23.1
Depreciation of property and equipment	12,000	18,000	(6,000)	(33.3)
Amortization of patents	90,000	84,000	6,000	7.1
Other unallocated general and administrative expenses	1,117,000	899,000	218,000	24.2
Total	$2,296,000	$1,912,000	384,000	20.1

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

~29~

General and administrative expenses increased approximately $384,000 or approximately 20.1% for the six months ended September 30, 2012. The increase was primarily attributable to an increase in our TPP segment general and administrative expenses of approximately $113,000 or 24.6% along with an increase in other unallocated expenses of approximately $218,000 or 24.2%. The increase in the TPP segment general and administrative expenses was primarily attributable to an increase in our bad debt expense of approximately $164,000 relating to an increase in our allowance for doubtful accounts against an amount due from one of our merchant customers. The increase in other unallocated expenses was primarily due to an increase in corporate and support function expenses including compensation, consulting and filing fee expenses totaling approximately $229,000.

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

Sales and marketing expenses increased to approximately $525,000 from approximately $522,000 for the six months ended September 30, 2012 and 2011, respectively, an increase of approximately $3,000 or approximately 0.6%. The increase is primarily attributable to an increase in TPP segment sales and marketing expenses of approximately $11,000 or approximately 3.6% from approximately $304,000 for the six months ended September 30, 2011 to approximately $315,000 for the six months ended September 30, 2012. The increase in TPP segment sales and marketing expenses is primarily attributable to an increase in wages and commission expense of approximately $30,000 for the six months ended September 30, 2012 compared to the six months ended September 30, 2011. Amortization expense for partner relationships and merchant contracts were approximately $194,000 for each of the six months ended September 30, 2012 and 2011, respectively.

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

Product development and enhancement expenses were approximately $618,000 for the six months ended September 30, 2012 as compared to approximately $522,000 for the six months ended September 30, 2011, an increase of approximately $96,000 or approximately 18.4%. The increase is primarily attributable to an increase in TPP segment product development and enhancement expenses of approximately $75,000 or approximately 16.8% from approximately $445,000 for the six months ended September 30, 2011 to approximately $520,000 for the six months ended September 30, 2012. The increase in TPP product development and enhancement expenses is primarily attributable to an increase in compensation costs of approximately $67,000 for the six months ended September 30, 2012 as compared to the six months ended September 30, 2011. Amortization expense for existing technology was approximately $54,000 for each of the six months ended September 30, 2012 and 2011, respectively.

Interest Income

Interest income increased to approximately $70,000 from approximately $29,000 for the six months ended September 30, 2012 and 2011, respectively. The increase in interest income was primarily attributable to an increase in interest bearing cash investments as well as an increase in investment rates.

~30~

Income Tax Expense (recovery)

Income tax expense (recovery) consists of current income taxes of approximately $775,000 for the six months ended September 30, 2012 compared to approximately $2,428,000 for the six months ended September 30, 2011, a decrease in current income tax expense of approximately $1,653,000.  The decrease in current income tax expense is primarily attributable to the prior period income taxes pertaining to the IPL segment pre-tax income of approximately $6,639,000 associated with the license agreements entered into during the six months ended September 30, 2011. Deferred income tax recovery was approximately $173,000 for the six months ended September 30, 2012 compared to deferred income tax expense of approximately $498,000 for the six months ended September 30, 2011, a decrease in deferred income tax expense of approximately $671,000. The decrease in deferred income tax expense was primarily attributable to an increase in our Canadian non-capital loss carry-forwards of approximately $904,000 for the six months ended September 30, 2012 resulting in an increase in our deferred tax asset balance as at September 30, 2012.

Net Income

Net income decreased approximately $3,305,000 from approximately $4,101,000 for the six months ended September 30, 2011 to approximately $796,000 for the six months ended September 30, 2012.

Basic earnings per share were approximately $0.03 for the six months ended September 30, 2012 as compared to approximately $0.15 for the six months ended September 30, 2011. Diluted earnings per share were approximately $0.03 for the six months ended September 30, 2012 as compared to approximately $0.14 for the six months ended September 30, 2011.

Liquidity and Capital Resources

Our liquidity and financial position consisted of approximately $29,704,000 in working capital as of September 30, 2012 compared to approximately $28,329,000 in working capital as of March 31, 2012, an increase of approximately $1,375,000. The increase in working capital was primarily attributable to an increase in other receivables of approximately $853,000 for the six months ended September 30, 2012. Cash used in operating activities was approximately $121,000 for the six months ended September 30, 2012, as compared to cash provided by operating activities of approximately $1,498,000 for the six months ended September 30, 2011, an increase in cash used in operating activities of approximately $1,619,000. The increase in cash used in operating activities was primarily attributable to corporate tax payments made of approximately $1,261,000 for the six months ended September 30, 2012. Cash provided by investing activities was approximately $646,000 for the six months ended September 30, 2012 as compared to cash used in investing activities of approximately $3,337,000 for the six months ended September 30, 2011, an increase in cash provided by investing activities of approximately $3,983,000. The increase in cash provided by investing activities was primarily attributable to the maturity of short term investments of approximately $766,000 for the six months ended September 30, 2012 as compared the acquisition of short term investments of approximately $3,295,000 for the six months ended September 30, 2011. Cash provided by financing activities was approximately $NIL for the six months ended September 30, 2012 as compared to approximately $205,000 for the six months ended September 30, 2011, a decrease in cash provided by financing activities of approximately $205,000. The decrease in cash provided by financing activities was primarily attributable to proceeds from exercise of stock options of approximately $205,000 during the six months ended September 30, 2011. No stock options were exercised during the six months ended September 30, 2012.

Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.  We believe that, as of September 30, 2012, the Corporation’s cash resources will be sufficient to meet our operating requirements for the next twelve months. However, while we believe that existing cash and cash equivalent balances and potential cash flows from operations should satisfy our long-term cash requirements, we may nonetheless have to raise additional funds for these purposes, either through equity or debt financing, as appropriate.  There can be no assurance that such financing would be available on acceptable terms, if at all.

~31~

Costs associated with the Arrangement

As of September 30, 2012, we have incurred approximately $853,000 in costs, including certain investment banking, travel, legal and accounting fees and other miscellaneous transaction expenses relating to the pending Arrangement between us and Digital River.  Pursuant to the terms of the Arrangement Agreement, all costs and expenses that we incur that are associated with the Arrangement will be the obligation of Digital River following the closing of the Arrangement.  However, if the Arrangement does not close, then we will be liable for such costs and expenses and will be required to expense the amounts accordingly.

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

From March 31, 2012 until September 30, 2012, there were no material changes from the information concerning market risk contained in our Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the Securities and Exchange Commission on June 20, 2012 (file no. 000-13959).

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

~32~

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reexamination Proceedings

On May 11, 2010, four of the defendants (the “Third Party Requesters”) in the patent litigation that we commenced in 2008 (which has since been resolved and is now closed) submitted a request for an inter-partes reexamination to the USPTO regarding our 40,220 Patent.  Prior to our fiscal year ended March 31, 2012, the USPTO rejected 16 of the 100 claims described by the 40,220 Patent.  The rejected claims continue to be subject to re-examination; however, they will remain valid and enforceable until the 40,220 Patent expires on January 16, 2013 unless they are cancelled prior to that date.  During the three months ended September 30, 2012, there were no material developments relating to the inter-partes proceeding.

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

Our business is subject to many risks.  We describe the risks and factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on June 20, 2012 (file no. 000-13959).  This information should be considered carefully together with the other information in this report (including the additional risk factors described below) and other reports and materials we file with the SEC.

Failure to complete the recently-announced Arrangement with Digital River could negatively impact our stock price and our future business and financial results.

On September 21, 2012, we entered into the Arrangement Agreement with Digital River and a wholly-owned subsidiary of Digital River pursuant to which, on the terms and subject to the conditions set forth in the Arrangement Agreement, our common stock will be acquired for cash and we will become a subsidiary of Digital River.  If the proposed Arrangement is not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the Arrangement, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from our customers and employees;

•
the current market price of our common stock may reflect a market assumption that the Arrangement will occur and a failure to complete the Arrangement could result in a negative perception by the stock market and a resulting decline in the market price of our common stock;

•
certain costs relating to the Arrangement, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the Arrangement is not completed, and we may be required to pay a fee of $3 million to Digital River if the Arrangement Agreement is terminated under certain specified circumstances; and

•
there may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the Arrangement (including integration planning) may require substantial commitments of time and resources which could otherwise have been devoted to other opportunities that could have been beneficial to us.

There can be no assurance that the risks described above will not materialize, and if any of them do, they may materially adversely affect our business, financial results and stock price.

~33~

We may have difficulty attracting, motivating and retaining officers and other key employees in light of the recently-announced proposed Arrangement with Digital River.

Uncertainty about the effect of the proposed Arrangement on our officers and employees may have an adverse effect on us.  This uncertainty may impair our ability to attract, retain and motivate key personnel during the pendency of the Arrangement, as employees may experience uncertainty about their future roles with us and with Digital River.  If we are unable to attract, retain and motivate key personnel, we could face disruptions in our operations, loss of existing customers and loss of key information, expertise or know-how, which may adversely affect our business and financial results.

Business uncertainties and contractual restrictions while the Arrangement is pending may have an adverse effect on us.

Uncertainty about the effect of the Arrangement on suppliers, partners, regulators, and customers may have an adverse effect on us. These uncertainties could cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us or seek to change existing business relationships with us. In addition, the Arrangement Agreement restricts us from making certain acquisitions and taking other specified actions without Digital River’s approval.  These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement.

The Arrangement Agreement restricts our ability to pursue alternatives to the Arrangement.

The Arrangement Agreement contains “no shop” provisions that restrict our ability to solicit proposals relating to alternative business combination transactions and, subject to certain exceptions, to enter into discussions, or enter into any agreement concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.  Further, there are only a limited number of exceptions that would allow our Board of Directors to withdraw or change its recommendation to our common shareholders that they vote in favor of the adoption of the Arrangement Agreement.  If our Board of Directors were to take such actions as permitted by the Arrangement Agreement, doing so in specified situations could entitle Digital River to terminate the Arrangement Agreement and be paid a termination fee of $3 million. These restrictions could deter a potential acquiror from proposing an alternative transaction.

ITEM 6.	EXHIBITS

Exhibits:

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit Number	Description of Document

2.1
Arrangement Agreement, dated as of September 21, 2012, among LML Payment Systems Inc., Digital River, Inc. and LML Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2012 (File No. 000-13959)).

3.1*	Articles of Incorporation.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
10.1
Lock-Up and Support Agreement, dated as of  September 21, 2012, by and among LML Acquisition Corp., Patrick H. Gaines, Keats Investments Ltd and 397389 British Columbia Ltd. (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2012 (File No. 000-13959)).

10.2
Management Lock-Up and Support Agreement, dated as of  September 21, 2012, by and among LML Acquisition Corp., Craig Thomson and 588267 BC Ltd. (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2012 (File No. 000-13959)).

10.3
Management Lock-Up and Support Agreement, dated as of September 21, 2012, by and between LML Acquisition Corp. and Carolyn L. Gaines (incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2012 (File No. 000-13959)).

10.4
Management Lock-Up and Support Agreement, dated as of  September 21, 2012, by and between LML Acquisition Corp. and Richard R. Schulz (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2012 (File No. 000-13959)).

10.5
Management Lock-Up and Support Agreement, dated as of September 21, 2012, by and between LML Acquisition Corp. and Greg A. MacRae (incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2012 (File No. 000-13959)).

~34~

10.6
Management Lock-Up and Support Agreement, dated as of September 21, 2012, by and between LML Acquisition Corp. and Jacqueline Pace (incorporated by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2012 (File No. 000-13959)).

10.7
Management Lock-Up and Support Agreement, dated as of September 21, 2012, by and between LML Acquisition Corp. and David C. Cooke (incorporated by reference to Exhibit 10.7 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2012 (File No. 000-13959)).

10.8
Shareholder Lock-Up and Support Agreement, dated as of September 21, 2012, by and between LML Acquisition Corp. and Millennium Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2012 (File No. 000-13959)).

10.9
Shareholder Lock-Up and Support Agreement, dated as of September 21, 2012, by and among LML Acquisition Corp., 847279 BC Ltd., C-Quest Holdings Ltd., Titan Investments Corp. and Don G. Choquer (incorporated by reference to Exhibit 10.9 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2012 (File No. 000-13959)).

10.10
Management Lock-Up and Support Agreement, dated as of September 21, 2012, by and between LML Acquisition Corp. and Chris Koide (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 26, 2012 (File No. 000-13959)).

*Filed herewith

~35~

LML PAYMENT SYSTEMS INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LML PAYMENT SYSTEMS INC.

/s/ Richard R. Schulz
Richard R. Schulz
Controller and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)

November 13, 2012

~36~